Form 10-Q
period 1999-09-30
VIEW SYSTEMS INC
filed 1999-11-12
CIK 1075857

SEC 2344 (5-99)	Potential persons who are
to respond to the collection of information
 contained in this form are not required to respond unless the form displays a currently valid OMB control number.


OMB APPROVAL
OMB Number: 3235-0416
Expires: May 31, 2000
Estimated average burden hours per response: 9708.0
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[ x ] 	 QUARTERLY REPORT UNDER SECTION 13 OR 15
 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   September 30, 1999

[  ]   	 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period from ________to __________________________

                 Commission file number  0-30178


View Systems, Inc. (Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction
of incorporation or
 organization)

59-29228366
(IRS Employer Identification No.)

925 West Kenyon Avenue, Suite 15, Englewood,
Colorado  80110 (Address of principal executive offices)

(303) 783-9153 (Issuer's telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15
(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,821,021
Transitional Small Business Disclosure Format
(Check one): Yes [  ] No [ x]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


Consolidated Balance Sheets For Nine
Months Ended September 30, 1999 and December 31, 1998
       ASSETS
                 			 September 30, 	 December 31,
	                  		 1999	         1998
                			 (unaudited)
 CURRENT ASSETS:

 Cash 	      	        $ 75,197 	   $ 169,899
Accounts receivable     37,770 	      13,599
Inventory - at lower
of cost or market 	    98,780 	       4,574
Due from affiliated
entities 		            66,478 	       3,663
 Total current assets 278,225 	     191,735

 PROPERTY AND EQUIPMENT:
Machinery and other
equipment          		 567,392 	      22,429
Software tools 		       7,825 	      10,263
			                   575,217 	      32,692
Less accumulated
depreciation 		       131,975 	      21,580

 Net value of property
and equipment      		 443,242 	      11,112

OTHER ASSETS:
Investment in MediaComm
 Broadcasting, Inc. -
at cost which approximates
 fair value 	          28,000 	           -
Software development
costs             			  58,133 	      72,223

INTANGIBLE ASSETS -
Goodwill - net of
accumulated
amortization          478,832 	           -

TOTAL ASSETS    $   1,286,432 	 $   275,070


LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:

Accounts payable     	  44,412 	 $    30,071
Accrued interest
payable                  8,250 	        -
Notes payable -
stockholders 	         287,000 	     163,000
Note payable - bank  	  70,709 	      75,000
Payroll taxes payable   26,467 	       2,915

Total current
liabilities  	         436,838 	      270,986

 STOCKHOLDERS' EQUITY:
 Common stock - par
 value $.001, 50,000,000
 shares authorized, issued
 and outstanding -
6,821,021 ( September
30, 1999) and 4,316,667
 ( December 31, 1998)   6,821 	         4,317

 Additional paid
in capital         	3,242,839 	       406,253
Deficit accumulated
 during development
stage 		           (2,400,066)	      (406,486)
Total stockholders'
equity           			  849,594 	         4,084

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY  $ 1,286,432 	    $  275,070
 See accompanying notes.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                         					 1999      	  1998
                     				   (unaudited) 	 (unaudited)
 REVENUE:
Sales and other income 		 $    153,230 	 $     9,384
Cost of goods sold     		      141,199 	        6,161
GROSS PROFIT ON SALES           12,031 	        3,223

 OPERATING EXPENSES:
Amortization         			        12,384 	         -
Automobile expenses 		             214 	         -
Commissions 		                     200 	         -
Depreciation                    15,415           -
Development salaries 		        250,000
Dues and subscriptions 		        1,175 	         -
Insurance 			                    4,961 	         338
Interest 			                     5,595 	       2,876
Investor relations 		            7,094 	          -
Marketing 			                  148,047 	         204
Miscellaneous expenses 		        4,122 	         730
Office expenses 		               4,942 	       1,942
Postage and delivery 		          3,694 	         168
Printing and Reproduction        5,260             -
Professional fees 		           291,637 	        2,519
Rent 				                        7,495 	       10,716
Repairs and maintenance         10,754 	         -
Research 			                       -   	        6,731
Salaries and benefits 		       474,084 	       28,336
Taxes 				                       2,393 	        2,397
Telephone 			                   11,791 	        1,954
Travel expenses 		              28,884 	         359
Utilities 		                   		3,363 	            -

Total expenses 		            1,293,504 	      59,270

 NET LOSS              			 $(1,281,473)	 $   (56,047)
 LOSS PER SHARE:
		 Basic 	                	 $   (0.19)	 $      (0.01)

		 Diluted                	 $   (0.19)	 $      (0.01)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                       				   1999	           1998
                      				 (unaudited) 	  (unaudited)
 REVENUE:
Sales and other income 		 $  194,491 	 $   26,337
Cost of goods sold     		    154,068 	     10,048

GROSS PROFIT ON SALES 	       40,423 	     16,289

 OPERATING EXPENSES:
Amortization          			     16,512 	       -
Automobile expenses 	   	      1,435 	       -
Commissions 		                 1,200            -
Depreciation                  22,039            -
Development salaries 		      250,000
Dues and subscriptions 		      1,494 	       -
Insurance 			                 11,156 	        826
Interest 		             	     17,585 	      4,493
Investor relations 		          9,905 	       -
Marketing 		            	    156,487 	      3,023
Miscellaneous expenses 	       5,782 	        927
Office expenses        		     27,232 	      4,580
Postage and delivery 		        6,572 	        394
Printing and reproduction     26,897 	         -
Professional fees 		         427,797 	     12,420
Rent 	                			     30,395 	     25,462
Repairs and maintenance 	     14,277 	         -
Research 			                   2,698 	      9,269
Salaries and benefits 		     905,541 	     60,230
Taxes 				                     3,201 	      5,462
Telephone 	            		     18,591 	      2,536
Travel expenses 		            66,847 	      1,340
Utilities 			                 10,360 	         -
	Total expenses        		  2,034,003 	    130,962

 NET LOSS             			$(1,993,580)	   $(114,673)
 LOSS PER SHARE:
		 Basic 	              	 $   (0.36)	 $  (0.03)

		 Diluted              	 $   (0.36)	 $  (0.03)
 See accompanying notes.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 1998, TO SEPTEMBER 30, 1999
      (unaudited)


                     				Common 	 Additional     	   Retained
                    				 Stock   	 Paid-In Capital   Earnings

 Balance at January 1, 1998
 (unaudited)     		       4,150 	 $  156,570    	 $   (162,928)

Net Loss                			 -   	        -       	     (114,673)

Balance at September 30,
1998 (unaudited) 	       	4,150 	    156,570     	     (277,601)

Sale of common stock  	  	  167 	    249,683   	          -

Net Loss 	               		 -   	        -      	      (128,884)

Balance at December 31,
1998  			                 4,317 	    406,253    	      (406,486)

Sale of common stock   		   814 	  1,049,535 	          	 -
Redemption of common stock  (199)  (435,101)	             -

Issuance of common stock
(employee and other
compensation)              1,469 	  1,240,864 	            -

Issuance of common stock
(Eastern Tech acquisition)   250 	    787,250 	            -

Issuance of common stock
(debt conversion)       		   170 	    194,038    	         -

Net loss               			    -        	-        	    (1,993,580)

 Balance at September 30,
1999 (unaudited) 	    $    6,821 	 $  3,242,839 	 $   (2,400,066)



 See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                          					1999	       1998
                    				   (unaudited)    (unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss 	           		 $ (1,993,581)	 $    (114,673)
Adjustments to reconcile net
income to net cash provided by
operating activities:
Dereciation and
amortization                  38,552 	            -
Employee and other compensation
paid through the issuance of
common stock 	             1,242,333 	            -
Changes in operating assets
and liabilities:
Accounts receivable           56,819 	            -
Inventory 			                (63,996)	            -
Accounts payable 		           (1,455)	          749
Accrued interest payable 	     8,250 	             -
Taxes payable 			             20,202 	             -
Software development costs 	  20,490 	             -
				                        (672,387)	        (113,924)

 CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and
equipment           			      (26,958)	             -
Amounts advanced to/from
affiliated entities   	     (447,792)	         3,090
Investment in MediaComm
Broadcasting, Inc. 		        (28,000)	             -


 CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans provided by
stockholders        			      431,315 	       113,327
Repayment of loans
to stockholders                 -   	            -
Repayment of note
payable - bank                (4,291)	            -
Proceeds from sale of
 common stock              1,050,192 	            -
Redemption of stock 		      (396,781)	            -
				                       1,080,435 	       113,327

 NET DECREASE IN CASH 	      (94,702)	          2,493

 CASH AT BEGINNING
 OF PERIOD 	                 169,899 	              7

 CASH AT END OF PERIOD 		 $   75,197    	 $      2,500

 Schedule of noncash investing and
financing transactions:

Common stock issued to effect
purchase of Eastern Tech
Manufacturing, Inc. 	    $   787,500 	 $          -

Debt issued to effect
purchase of Eastern Tech
 Manufacturing, Inc.   $     148,184 	 $          -

Common stock issued for
conversion of debt   		$    194,208 	 $          -

Common stock issued for
purchase of automobile $     25,125 	 $          -

Common stock redeemed in
exchange for receivable  $  384,977 	 $           -

 Cash paid during the period for:

	 Interest 	         $        9,335 	 $           -

	 Income taxes       $          -   	 $           -
 See accompanying notes.


NOTES TO INTERIM FINANCIAL STATEMENTS


 NOTE 1 - General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item
310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December
31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys report on
Form 10-SB/A for the fiscal year ended December
 31, 1998.

Reclassification

Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible accounts receivable, inventory valuation, depreciation and amortization, intangible assets and contingencies, among others. Actual results could vary from those estimates.

NOTE 2 - Loss Per Share

In accordance with Statement of Financial Accounting
Standards (SFAS) No. 128, Earnings per Share the
Company is required to present basic and diluted earnings per share (EPS). Basic and fully diluted loss per share have been calculated by the dividing the loss by the weighted average shares outstanding during each of the periods presented.

NOTE 3 - Due From Affiliated Entities

Due from affiliated entities includes amounts due from a member of the Board of Directors and senior management and a company under his control.
 The amounts due will be repaid during
the quarter ending December 31, 1999.

NOTE 4 - Intangible Assets

Intangible assets consists of goodwill created by the purchase acquisition of Eastern Tech
Manufacturing, Inc. This goodwill is being amortized on a straight-line basis over a ten-year period.

NOTE 5 - Notes Payable - Stockholders

Notes payable - stockholders consists of amounts
 due to stockholders which management intends to repay within the next six months.

NOTE 6 - Income Taxes

The Company is in a net operating loss (NOL) carry forward position for book and tax purposes.
No tax benefit will be recognized until taxable income is recognized.

NOTE 7 - Business Combination

During the nine months ended September 30, 1999, the
 Company acquired all of the outstanding
stock of Eastern Tech Manufacturing, Inc. a closely held company located in Columbia, Maryland.
This business combination was accounted for as a
 purchase and resulted in the creation of goodwill in the amount of $495,344.

Item 2. Management's Discussion and Analysis or Plan of
Operation.
Overview

We were in a developmental stage and achieved only
nominal operations until October 1998.  Thereafter,
we began the development of the SecureView line of
products, which permit cameras to be remotely monitored,
 and the video captured by those cameras to be stored on
hard disk, and received first sales revenue in March, 1999.
  In July, 1999, we began marketing and producing the
SecureView-4, which is a system that takes a 4-camera
input, and provides 4 alarm inputs, 4 outputs, and 4
relays.  In many ways, the SecureView-4 embodies all
of our engineering development work (including the companies acquired) to date.  We continue to advance the engineering
 for our SecureView product lines, including software
upgrades and enhancements and hardware efficiency and cost
 improvements. We are nearing completion of a web based
surveillance product and a VCR replacement digital video
storage device.  We intend to market our products in the
 commercial business, consumer, law enforcement, government, and military markets.  We estimate that the markets for
our video surveillance products aggregate $2 billion and
 are growing at a rate of 12 - 15%.   We have devoted most
 of our resources since expanding our business operations in October, 1998, to the research and development of digital video surveillance and security products and of brand awareness of "SecureView." In the third quarter ended September 30, 1999, we began earning material revenues; however, we continue to operate at a loss due to high development costs and the substantial costs associated with launching our products to market.
  As of September 30, 1999, we had an accumulated earnings deficit of approximately $1,281,473, and a per share loss of $.19.
We expect our operating losses to continue until we develop a sufficient customer and advertising base to cover our operating expenses. In sum, our expenses have exceeded our revenues for each fiscal period since our inception. The revenues we have generated to date have become more than nominal for the first time in this third quarter ended September 30, 1999. Excluding sales of manufacturing and testing services in our Eastern Tech subsidiary, our sales have almost exclusively related to product sales and licensing fees for products that are still undergoing development. We believe that product sales revenues will increase as we refine the development of our products and as we bring new products to market. Accordingly, we believe a comparison of the results of our operations on a period-by-period basis is of little benefit. We expect that, as we implement our business plan, our revenues will grow, along with the burdens generally associated with larger revenues, including increased burdens on our managerial, accounting and technical personnel.


Acquisition Treatment.

We were formed on January 26, 1989, under the name of Beneficial Investment Group, Inc., changing our name to
BIGI, Inc., on July 21, 1998, and to View Systems, Inc.,
 on September 22, 1998. In October, 1998, we acquired RealView Systems, Inc. and issued 2,000,000 shares to the existing shareholders of RealView Systems in exchange
for all of the outstanding shares of RealView Systems.
We have accounted for the acquisition of RealView under
the pooling of interest accounting method. On February 25, 1999, we acquired Xyros Systems, Inc., a Maryland corporation, issuing 150,000 shares to the shareholders
of Xyros and guarantying certain debts of Xyros.   Our
acquisition of Xyros added staff and intellectual property to our Company. Xyros had developed a line of products, called the RM1600, and these products have been incorporated into the SecureView product line. We have accounted for the acquisition of Xyros under the pooling of interest accounting method. The May 25, 1999, acquisition of Eastern Tech Manufacturing Corp., allowed us to acquire strategic assets and human resources. Eastern Tech provides the Company with a captive manufacturer that enables the Company to better manage quality control of its products. Eastern Tech is implementing a quality control plan that is in compliance with the requirements of ISO9002 and has consistently maintained high quality control standards in its contract production work for large commercial and governmental entities, having maintained certifications that it produces in accordance with MIL-I-45208 and MIL-STO-2000. We accounted for the Eastern Tech business combination under the purchase accounting method. Consistent with the foregoing accounting treatment, our financial statements consolidate the financial statements of Xyros, Eastern Tech and RealView.

Results of Operations
Three Months Ended September 30, 1999, Compared with
September 30, 1999

Net sales for the quarter ended September 30, 1999, increased $143,846 to $153,230 compared with $9,384 in the year ago period. The sales growth was experienced primarily through the consolidation of operations with Eastern Tech Manufacturing Corp., which has an established clientele with steady orders of manufacturing services.
We also experienced limited sales of our SecureView product line in the third quarter ended September 30, 1999, with both domestic and international sales.

Gross profit margin for the third quarter ended September
30, 1999, decreased from 34.3% in 1998, to 7.9% this year.
At these low sales amounts, we consider the gross profit margin fluctuation to be non-material. The gross profit margin should stabilize with increased sales.

Operating expenses for the third quarter ended September
30, 1999, were $1,293,504 compared with $59,290 in the
year ago period. The increase was principally the result of increased sales and marketing activity and costs of sale, increased research and development costs and costs associated with our corporate acquisitions and consolidations of operations.

Interest expense was increased 94.5% to $5,595 for the third quarter of 1999, as a result of Xyros taking loans from management and Columbia Bank to fund operations.
We assumed these debt obligations when we acquired Xyros.

There was no income tax expense for the entire period.
The current period reflects the income tax expense associated with the operations of Eastern Tech
Manufacturing Corp.; however, the expense is eliminated on the Companys consolidated return by consolidating net operating losses incurred in the Companys other operations. The consolidated operations of the Company for the near-term future are expected to continue generating net operating tax losses that can be carried forward and offset against income earned.

As a result of the foregoing, net loss was $1,281,473 for the third quarter ended September 30, 1999, up from $56,047 from the year ago period.

Results of Operations
Nine Months Ended September 30, 1999, Compared with
September 30, 1999

Net sales for the nine months ended September 30, 1999, increased $168,154 to $194,491 compared with $26,237 in the year ago period. The sales growth was experienced primarily through the consolidation of operations with Eastern Tech Manufacturing Corp., which has an established clientele and order to manufacturing services. We also experienced limited sales of our SecureView product line in the third quarter ended September 30, 1999, with both domestic and international sales.

Gross profit margin for the first nine months ended
September 30, 1999, decreased  61.8% in 1998, to
20.8% in 1999. At these low sales amounts, we consider the gross profit margin fluctuation to be non-material.
The gross profit margin should stabilize with increased sales.

Operating expenses for the first nine months ended September
 30, 1999, were $2.034,003 compared with $130,962 in the
year ago period. The increase was principally the result of increased sales and marketing activity and costs of sale, increased research and development costs and costs associated with our corporate acquisitions and consolidations of operations.

Interest expense was increased $13,092 to $17,585 for the first nine months of 1999 as a result of Xyros taking loans from management and Columbia Bank to fund operations.

There was no income tax expense for the entire period.
The current period reflects the income tax expense associated with the operations of Eastern Tech Manufacturing Corp.; however, the expense is eliminated on the Companys consolidated return by consolidating net operating losses incurred in the Companys other operations. The consolidated operations of the Company for the near-term future are expected to continue generating net operating tax losses that can be carried forward and offset against income earned.

As a result of the foregoing, net income was $1,993,580 for the nine months ended September 30, 1999, compared to a net loss of $114,673 for the previous year.

Risk Factors and Cautionary Statements

This Statement contains certain forward-looking statements.
We wish to advise readers that actual results may differ substantially from such forward-looking statements.
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the our ability to meet our cash and working capital needs, our ability to successfully market our products, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.
Quarterly Trends.
	We do not anticipate significant "seasonal" changes in our operations. We expect continue to experience significant revenue growth throughout the remainder of calendar year 1999, and into the year
2000, after which the Company expects revenues to assume a steadier, slower growth. The security industry has traditionally been served with CCTV analog systems, which are inferior in terms of performance and cost to a digital system like
SecureView. As a result, many large security system integrators, commercial and government parties are currently looking for digital systems that provide remote video access, programmable, unattended smart security features and enhanced video storage.
Accordingly, the Company believes that there is an immediate market opportunity for the SecureView product line and the Company is well positioned to take advantage of that market opportunity.
The Company believes that much of its sales growth
 will be driven by significant revenue growth in the SecureView line of products. In addition, the Company expects to see sales revenue growth in the electronic component assembly, test and engineering service offerings in Eastern Tech, as Eastern Tech hires additional personnel to manage production and quality control thereby freeing up resources to focus more on sales. We believe that there is a significant market need for design-engineering services, especially when such services can be combined with manufacturing services. Many of Eastern Techs manufacturing competitors offer engineering services.
Eastern Tech will be moving into design engineering work, and the Company expects the addition of this additional service offering in Eastern Tech will boost sales revenue.

Liquidity and Capital Resources.

Since our inception, we have funded our cash requirements primarily through equity transactions. We used the funds from those transactions to fund investments in, and acquisition of, technology, assets and companies, to provide working capital and for general corporate purposes, including paying expenses we incurred in connection with the development of the SecureView line of products.
As of December 31, 1998, we had total assets of $275,070.00, and total liabilities of approximately $270,986.00, resulting in equity of $4,084.00. On February 25, 1999, we acquired Xyros and losses in Xyros had been funded in
part by small loans from two shareholders aggregating $125,000.00 and a $75,000.00 revolving bank line of
credit.   Following the acquisition of RealView,
beginning in November 1998, we conducted an offering
of securities under Regulation D, Rule 504 promulgated
by the U.S. Securities and Exchange Commission.
This offering was fully subscribed and closed on
February 8, 1999, and the Company sold 666,667 shares
 for a consideration of $1,000,000.00, which provided
a significant source of operating capital and capital
used to acquire and consolidate RealView, Xyros and
Eastern Tech.  During January and February 1999, the
Company received most of the proceeds of the Rule 504 offering. On May 25, 1999, the Company acquired Eastern Tech, for an exchange of shares and a guaranty of debt to Eastern Techs sole shareholder, Lawrence Seiler.
The acquisition of Eastern Tech added substantial assets
to the consolidated balance sheet of the Company.  As
a result, as of June 30,1999, the Company had total
assets of $1,528,233.00  The Companys total liabilities
 as of that date were $475,559.00, and the stockholders equity was $1,052,674. In July, the Company issued shares to Lawrence Seiler in satisfaction of the debts
 owed to, or for the benefit of him, at an exchange
rate of $2.00 per share, which was the price set for
offering securities under the Companys Rule 506
private placement of securities.  As a result of
this isolated transaction, the liabilities of the
Company have been reduced to $436,838 and shareholders
 equity is $849,594, as of September 30, 1999.   Our
cash or cash equivalents September 30, 1999, totaled $75,197.

Net cash used in operating activities was $672,307 for the first nine months of 1999.

We have three short-term debt obligations.  We owe
$120,000 to two former managers of Xyros, which it acquired on February 25, 1999, and $71,000 to Columbia
Bank. The loans to the former managers come due on December 31, 1999, and the loan to Columbia Bank has been extended to February 1, 2000.

We believe that cash from operations and funds available will not be sufficient to meet anticipating operation, capital expenditures and debt service requirements for the next twelve months and that we will be materially dependent on raising additional capital through equity sales and/or debt financing.

Year 2000 Compliance

We have completed a review of our computer systems and operations to determine the extent to which our business will be vulnerable to potential errors and failures as a result of the "year 2000" problem.
The year 2000 problem results from the use of computer
 programs which were written using only two digits
(rather than four digits) to define applicable years.
 On January 1, 2000, any clock or date recording mechanism, including date-sensitive software that uses only two digits to represent the year, could recognize a date using "00" as the year "1900," rather than the year "2000." This could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. These failures, miscalculations and disruptions could have a material adverse effect on our business, operations and financial condition. We have concluded, based on our review of our operations and computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem, and that we can modify or replace the programs that will be affected by the end of 1999 at a cost which will not be significant. Under a reasonably likely worst-case scenario, however, our computer systems and/or operations could be materially affected by the Year 2000 problem.

In addition to our own properties and computer systems,
 we rely on operations and computer systems of third-party customers, financial institutions, vendors and other parties with or through which we conduct business (such as Internet service providers and the owners of communications backbones utilized by us). We have prioritized our year 2000 efforts in an effort to protect, to the extent possible, our business and operations. Our first priority will be to protect our critical operations such as those systems and applications that we use to provide digital video security and surveillance capabilities from incurring material service interruptions that could occur as a result of the year 2000 transition. To this end, we have attempted to identify any element within our business operation (including elements relating to third party relationships) that could be materially impacted by the year 2000 date change, and have attempted to determine the risks to our continuing business operations as a result of an adverse effect resulting from that date change.
  We generally require our key vendors and suppliers to warrant they are year 2000 ready. We have purchased most of our mission-critical systems from such third-party vendors.
We have attempted to identify the vendors and third-parties with which we have contractual relationships which may not be year 2000 compliant by the end of 1999, and we have adopted contingency plans which we believe will mitigate any adverse impact to our business operations resulting from those vendors or third parties inability to perform
 their contractual obligations. Our contingency plans include preparing and using backup copies of our financial records, determining the availability and reliability of alternate network and backbone communication systems, and scheduling additional phone center, repair and administrative personnel to be on hand on the transition date.
Plan of Operation
	We have devoted most of our resources since inception of operations to the research and development of the SecureView line of products, the development of marketing and sales infrastructure, the development of production capability and the development of brand awareness of SecureView. During the third quarter, the Company has been devoting a significant amount of time developing a web based digital video surveillance product and VCR replacement digital video storage product, which it hopes to bring to market during the fourth quarter of calendar year 1999 or first quarter of calendar year
2,000. Although the Company has been selling products since March of 1999, the Company is still developing these products and has generated limited revenues. As of September 30, 1999, the Company had an accumulated earnings deficit of approximately $1,281,473. The Company expects the operating losses to continue until the Company develops a sufficient network of value added resellers, OEMs and strategic partners generating sales revenues to cover our
 operating expenses.
We are currently making some isolated private placements of securities to qualified investors and we are planning a public offering of securities in the first quarter of calendar year 2,000. We will use the cash raised from these sales of securities in this offering to continue to expand our product line, to bring our new products to market, to expand the Companys sales, marketing and promotional activities for our products, and to increase the Companys engineering, production management, quality control, and customer support staff. The Company operates in a very competitive industry that requires continued large amounts of capital to develop and promote its products. Many of the Companys competitors have significantly greater capital resources.
The Company believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

The Company will need to be successful in its public offering and to raise further external capital in the future.
The amount of capital that we need to be raised will depend upon many factors, including, but not limited to, the rate of sales growth and market acceptance of the Companys product lines, the amount and timing of our necessary research and development expenditures, the amount and timing of our expenditures to sufficiently market and promote the Companys products and the amount and timing of any accessory product introductions. In addition to accessing the public equity markets, the Company will pursue bank credit lines and equipment lease lines for certain capital expenditures. However, there can be no assurance that the Company will be able to access the capital it needs. The Company currently estimates it will need between $7,000,000 - $12,000,000 million to fully develop all of its products and launch its expanded business operations and in accordance with its current business plan. The actual amount of capital the Company will need to raise will depend on a number of factors, including (i) the Companys ability to negotiate favorable prices for purchases of necessary parts and assemblies, (ii) the number and composition of its resellers, OEMs and strategic partners, (iii) the prices the Company can obtain for its products and services and costs of servicing its products and delivering its services, (iv) changes in technology. In addition, the Companys cost and revenues could vary from the amounts the Company expects or budgets, possibly by a material amount, and those variations are likely to affect how much additional financing the Company will need for its operations. Accordingly, there can be no assurance the Companys actual financial needs will not exceed the amounts available to them. To the extent that the Company acquires the amounts necessary to fund the business plan through the issuance of equity securities, current shareholders may experience dilution in the value per share of their equity securities. The acquisition of funding through the issuance of debt could result in a substantial portion of the Companys cash flows from operations being dedicated to the payment of principal and interest on that indebtedness, and could render the Company more vulnerable to competitive and economic downturns.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

As of September 30, 1999, other than its subsidiary, Eastern Tech, as described below, the Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Certain assets of the Companys wholly subsidiary, Eastern Tech, have been seized by the Federal Bureau of Investigation, Washington Field Office (the FBI).
On March 12, 1999 the FBI seized one corporate bank account holding $63,572.21 titled in the name of Eastern Tech and a 1996 Chevrolet Tahoe and bank account holding $43,321.49 titled in the name of Larry Seiler. Both Mr. Seiler and Eastern Tech are contesting the seizure action and the matter has been referred to the U.S. Attorneys Office for the District of Columbia.

The U.S. Attorneys Office for the District of Columbia and the FBI have disclosed that they are investigating
 Eastern Tech and Mr. Seiler in connection with certain subcontracts Eastern Tech performed in 1996 and 1997 for Boeing, Inc., which in turn was performing contracts
 with the National Space & Aerospace Administration
(NASA). In seizing the assets, the FBI has alleged that Eastern Tech and Mr. Seiler paid kickbacks in connection with the Boeing contracts and laundered moneys paid from these contracts.  Mr. Seiler and Eastern
Tech vigorously contest these allegations and are prepared to take whatever actions are necessary to recover the seized assets. No civil or criminal proceedings have been initiated with regard to this on-going investigation and seizure.

The Companys officers and directors are aware of
 no other threatened litigation, which would have a material, adverse effect on the Company.
 Item 2. Changes in Securities.
 	On May 25, 1999, we acquired all of the
 stock of Eastern Tech Manufacturing Corp. in exchange for the issuance of 250,000 shares of restricted common stock to Lawrence Seiler and cash payments to Lawrence Seiler and/or guarantie of cash payments for the benefit of Larry Seiler.
  On July 29, 1999, the Company issued 170,000 shares of restricted common stock in exchange for the cancellation of indebtedness it owed to or for the benefit of Lawrence Seiler. In connection with this issuance, the Company agreed to register at it expense 100,000 of these shares. Each share issued on July 29, 1999, cancelled $2.00 worth of

	On July 2, 1999, the Company issued 250,000 shares of restricted common stock and options to purchase 250,000 shares at an exercise price of $2.00 per share to Gunther Than, President,CEO and a Director in connection with the acquisition of Eastern Tech Manufacturing Corp. Mr. Than acquired this stock pursuant to Section 4(2) of the Securities Act of 1933.

	On July 2, 1999, we issued 13,333 shares to Leokadia Than because she exchanged a RealView stock certificate in the amount of 10,000 shares that she had obtained from Keith Bosworth, a former shareholder of RealView Systems, Inc. The Company had agreed to exchange 1.33 of its shares of common stock in exchange for every share of stock of RealView
Systems, Inc. Ms. Than acquired this stock pursuant to Regulation D promulgated under the Securities Act of 1933.

	On July 19, 1999, we issued 300,000 shares of restrictive common stock to Gunther Than as consideration under an executive employment agreement he entered into with the Company, in which he agreed to a restrictive, non-compete, non-solicit covenant running to the benefit of the Company. These shares of restrictive common stock were issued under Section
4(2) of the Securities Act of 1933.  These shares were
 issued as compensation and were valued at $.50 per share on the Companys financial statements.

On August 2, 1999, the Company commenced an offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Investors in this offering were provided with a private placement memorandum and each investor executed a subscription agreement, representing, among other things, that the shares were being acquired as an investment for their own accounts
, and not with an eye toward distribution or resale.
The offering was made to Accredited Investors, within the meaning of Rule 501 of Regulation D. From August
2, 1999, to August 18, 1999, when we closed the offering, we sold the following amounts of shares to the following individuals: Gus and Anita Mastracci, Maryland residents, 1,000 shares; Michael L. Bagnoli, Indiana resident, 20,000 shares; Martin J. Maassen, Indiana resident, 111,000 shares. Two of the investors in this offering, Michael L. Bagnoli and Martin J. Maassen are members of our board of directors.

	On August 8, 1999, we issued 200,000 shares of restrictive common stock and warrants to purchase 400,000 shares of restricted common stock at an exercise price of $2.00 per share to Columbia Financial Group pursuant to a written contract in exchange for its provision of investment relations services, including direct investor relations and broker/dealer relations, public relations services, publishing, advertising services, fulfillment services, as well as internet related services. We valued the shares of restricted stock at $.50 per share on the Companys financial statements.
  These shares of restrictive common stock were issued under Section 4(2) of the Securities Act of 1933.

	On September 1, 1999, we granted options to Richard W. Gray to purchase 30,000 shares at an exercise price of $.01 per share pursuant to the View Systems, Inc.
 Stock Option Plan and Stock Option Agreement. The options vest at the rate of 5,000 shares per month beginning
September 1, 1999, and continuing to January 1, 2,000.
Thereafter, the options vest at the rate of 1,000 shares
 per month beginning February 1, 2,000, and continuing to June 1, 2000.

	On September 16, 1999, we granted options to Andrew
 L. Jiranek to purchase 18,000 shares at an exercise price of $2.07 per share (or 110% of the then trading price of the Companys shares) pursuant to the View Systems, Inc.
Stock Option Plan and Stock Option Agreement.  The options
 vest at the rate of 1,500 shares per month beginning
September 16, 1999, and continuing to August 16, 2,000.
 Also, on September 16, 1999, we granted options to Andrew
 L. Jiranek to purchase 18,000 shares at an exercise price of $.01 per share pursuant to the View Systems, Inc. Stock
Option Plan and Stock Option Agreement. The options vest at the rate of 1,500 shares per month beginning July 1,
 1999, and continuing to June 1, 2,000.

 	On September 16, 1999, we granted options to Gunther
Than to purchase 60,000 shares at an exercise price of $2.07 per share (or 110% of the then trading price of the Companys shares) pursuant to the View Systems, Inc. Stock Option Plan and Stock Option Agreement. The options vest at the rate of
 5,000 shares per month beginning September 16, 1999, and continuing to August 16, 2,000. Also, on September 16, 1999, we granted options to Gunther Than to purchase 60,000 shares at an exercise price of $.01 per share pursuant to the View Systems, Inc. Stock Option Plan and Stock Option Agreement. The
 options vest at the rate of 5,000 shares per month beginning July 1, 1999, and continuing to June 1, 2,000.

On September 16, 1999, we granted options to Vincent DeCampo to purchase 6,000 shares at an exercise price of $1.88 per share
(or 100% of the then trading price of the Companys shares)
 pursuant to the View Systems, Inc. Stock Option Plan and
Stock Option Agreement.  The options vest at the rate of 500 shares per month beginning September 16, 1999, and continuing to August 16, 2,000.  Also, on September 16, 1999, we granted options to Vincent DeCampo to purchase 3,000 shares at an
exercise price of $.01 per share pursuant to the View Systems,
Inc. Stock Option Plan and Stock Option Agreement.  The options vest at the rate of 250 shares per month beginning September
1, 1999, and continuing to August 1, 2,000.
Item 3. Defaults Upon Senior Securities
The former shareholders and management of Xyros Systems, Inc.
loaned monies to Xyros, and took back promissory notes, which mature on December 31, 1999, and accrue interest at the rate of 10% per annum.  As part of our acquisition of Xyros, we
agreed to guaranty the repayment of this indebtedness. As of September 30, 1999, the outstanding principal balance of these loans had been paid down to $110,000.  Some of the management of Xyros, became involved in the management of the Company
following the acquisition.  The Company is not current on the monthly interest or other payments on one or more of these
loans.  The Company has an outstanding open line of credit
facility with Columbia Bank that has an outstanding amount
due of $71,250.  This facility matures on February 1, 2000.
We believe we are current on all payments on this account.
Item 4. Submission of Matters to a Vote of Security Holders.
On August 27, 1999, the Company held a special meeting of shareholders in lieu of annual meeting. On August 12, 1999, notice of the meeting was mailed to all shareholders of record as of August 12, 1999, in accordance with the Corporations
By-laws.  No proxies were solicited as to matters submitted for a vote at the meeting of shareholders; however, several shareholders appointed Gunther Than as their proxy to vote their shares at the meeting.  A quorum was present in person and by proxy, and the shareholders unanimously approved the following actions:
Martin Maassen, Michael L. Bagnoli, David Barbara and Gunther
Than were elected to the Board of Directors for the Corporation.
2.	Stegman & Company was approved to be engaged as the
auditors of the Companys books and records for the coming year;

3.	Interwest Transfer Co., Inc. was approved to be engaged
 by the Company as its stock transfer agent for the coming year;

4.	The View Systems, Inc. 1999 Restricted Share Plan was
approved and all agreements thereunder ratified and approved;

5.	The View Systems, Inc.1999 Stock Option Plan, attached
hereto and made a part hereof, was approved.
Item 5. Other Information.
None
Item 6. Exhibits and Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter for which this report is filed.



Index of Exhibits



Plan of Purchase, Sale, Reorganization, Arrangement,
Liquidation or Succession.

Acquisition Agreements
2.1.1	View Systems, Inc. acquisition of RealView Systems, Inc.
2.1.2	View Systems, Inc. acquisition of Xyros Systems, Inc.
View Systems, Inc. acquisition of Eastern Tech Mfg. Corp.

2.2	Letter of Intent to Form Joint Venture Corporation b/t
Netserv
Caribbean, Ltd. and View Systems, Inc.

3.	Articles of Incorporation/By-laws of Registrant

3.1               Articles of Incorporation and  all Articles of Amendment.

3.2               By-Laws.

4.	Instruments Defining The Rights of Holders, Including Indentures.

4.1	Agreement with Columbia Financial Awarding Warrants and Stock and Granting Piggyback Registration Rights.

4.2 	Subscription Agreements From Rule 506 Offering and Private
Placement Memorandum, Dated August 8, 1999.

4.3	Subscription Agreement With Lawrence Seiler, Granting
 Registration Rights to 100,000 Shares.

Agreement With Cardinal Capital Granting Warrants and Piggyback
Registration Rights As To Those Warrants.

Lock-Up Agreement with Lawrence Seiler.

Form of Stock Certificate.

Material contracts

View Systems, Inc. Employment Agreement with Gunther Than
View Systems, Inc. Employment Agreement with Andrew L. Jiranek
View Systems, Inc. Engagement Agreement with Bruce Lesniak
View Systems, Inc. Employment Agreement with David Bruggeman
View Systems, Inc. Employment Agreement with Lawrence Seiler Eastern Tech Mfg. Corp. Employment Agreement with Lawrence Seiler Eastern Tech Mfg. Corp. Employment Agreement with John Curran
Lease Agreement b/t View Systems, Inc. and Lawrence Seiler
Stock Redemption Agreement, dated May 27, 1999, b/t View Systems, Inc. and Gunther Than
Stock Redemption Agreement, dated September 30, 1999, b/t View Systems, Inc. and Gunther Than
View Systems, Inc. 1999 Restricted Share Plan
View Systems, Inc. Restricted Share Agreements
Restricted Share Agreement with Bruce Lesniak (Lesniak & Associates) Restricted Share Agreement with John Curran
Restricted Share Agreement with Vincent DeCampo
Restricted Share Agreement with David Bruggeman
Restricted Share Agreement with Tom Weiss
Restricted Share Agreement with Gunther Than
Restricted Share Agreement with Andrew Jiranek
Restricted Share Agreement with Linda Than
View Systems, Inc. 1999 Employee Stock Option Plan
Non-qualified Stock Option Agreement with Dick Gray
Non-qualified Stock Option Agreement with Gunther Than
Non-qualified Stock Option Agreement with Vincent DeCampo Non-qualified Stock Option Agreement with Andrew Jiranek
Qualified Stock Option Agreement with Gunther Than
Qualified Stock Option Agreement with Vincent DeCampo
Qualified Stock Option Agreement with Andrew Jiranek
Promissory Note from Xyros Systems, Inc. to Ken Weiss
Promissory Note from Xyros Systems, Inc. to Hal Peterson Trust
Loan Agreement b/t Xyros Systems, Inc. and Columbia Bank
Promissory Note from Xyros Systems, Inc. to Columbia Bank
Security Agreement b/t Xyros Systems, Inc. and Columbia Bank

Statement regarding computation of per share earnings.

Letter on Unaudited Interim Financial Information from Stegman & Company

Consents of experts and counsel.
Consent of Stegman & Company

24.	Power of Attorney.

 27	 Financial Data Schedule.




SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
View Systems, Inc.


By:______________________________
Gunther Than, President, CEO and Bd. Chairman

________________________________
Martin Maassen, Director

________________________________
Michael Bagnoli, Director

_______________________________
David Barbara, Director

___________________________________________
Andrew L. Jiranek, Vice President & General Counsel

_________________________________
Linda Than, Comptroller