Form 10KSB
period 1999-12-31
VIEW SYSTEMS INC
filed 2000-03-30
CIK 1075857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB


   {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 {Fee Required}


                   For the fiscal year ended DECEMBER 31, 1999


   { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 {No Fee Required}

                        Commission file number: 001-15247

                               VIEW SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)



                 NEVADA                                              59-2928366
                ------                                               ----------
(State or other jurisdiction                 (I.R.S. Employer Identification No
of incorporation or organization)

        925 West Kenyon Avenue, Englewood, Colorado                  80110
            -----------------------------                            -----
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  (303)783-9153

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of

the Act: Common Stock, $.001 par value.
         ------------------------------
               (Title of class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No - -

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { X }

The Registrant's revenue for the fiscal year ended December 31, 1999 was:
$310,057.

As of March 28, 2000, 8,062,580 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $15,713,555 based on the closing price of $3.25 per share on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders scheduled to be held on June 30, 2000 have been incorporated by reference in Part III of this Form 10-KSB. In addition, exhibits from the Registrants registration statement filed on Form SB-2 on January 11, 2000 have been incorporated by reference.

Transitional Small Business Disclosure Format (Check One): Yes ____; No _X___

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     View Systems, Inc. (the "Company") incorporated under Florida law on January 26, 1989. The Company did not have material assets or active operations, being essentially a shell corporation, until the fourth quarter of 1998. Prior to start-up of operations, Julie Birns (975,200 shares) and Pamela Wilkinson (974,800 shares), both Florida residents, were the primary shareholders. On September 28, 1998, Julie Birns resigned as the sole Director, President, Secretary and Treasurer of the Company and Gunther Than was elected the sole Director, President, Secretary and Treasurer of the Company. Thereafter, the Company began organizing activities, raising funds, purchasing working assets, hiring staff, designing computer software and hardware and establishing a corporate identity. During the months that followed start-up of active operations, the Company began intensely developing a product line of digital video systems for security and surveillance and acquired three businesses.

     On October 6, 1998, the Company acquired all of the outstanding stock of RealView Systems, Inc. ("RealView"), a Colorado corporation, pursuant to an exchange whereby shareholders received 1.33 shares of non-registered, newly issued restricted Company stock in exchange for 1 share of RealView stock. Through this share exchange, Gunther Than received 1,046,800 shares of Company common stock, and the rest of the Company's common stock was distributed to 24 other shareholders that exchanged their stock, the largest of which was Russ Benefield (131,338 shares), View Technologies, Inc. (130,937 shares), Linda Than, the wife of Gunther Than (66,700 shares) and Leokadia Than, the mother of Gunther Than (200,000 shares). In total, the Company issued 2,000,000 shares of its common stock to the former shareholders of RealView. RealView had developed a software program for use in the real estate market, and had achieved limited sales of this software program. RealView's software program used some innovative image software compression techniques, which the Company believed it could further develop for use with View Systems products. RealView had a license agreement with a related company, View Technologies, Inc., to license its compression software for use in non-medical markets. RealView had relationships with scientists that the Company thought it could employ for the Company's benefit. The Company determined the exchange ratio based on its evaluation of the assets of the relative companies, their sales, level of development and liabilities.

     On February 25, 1999, the Company acquired all of the issued and outstanding shares of Xyros Systems, Inc., a privately held Maryland corporation, through a share exchange whereby 150,000 of the Company's non-registered, restricted stock was exchanged for all of the shares of Xyros Systems, Inc., with the following persons receiving most of the shares: Kenneth
C. Weiss (70,500), David Bruggeman (39,000) and Hal Peterson (32,250). Xyros had developed a product called the RM-1600, which permitted remote monitoring and storage of video captured by video cameras. The Company believed the engineering in Xyros's products was superior and that the Company could improve upon it to make a line of even better products. Because it had devoted substantially all of its resources to research and development, prior to acquisition, Xyros had achieved limited sales of its products and had an accumulated earnings deficit of $91,155.00 through December 31, 1998. The Company absorbed much of the Xyros staff and all of Xyros' intellectual property, integrating the engineering from the RM-1600 products into the SecureView(TM) line of products. As part of the acquisition, the Company guarantied certain debts of Xyros to its former shareholders, officers and directors, namely a debt in the stated principal amount of $75,000 to Hal Peterson, a debt in the stated principal amount of $50,000 to Ken Weiss and a debt in the stated principal amount of $30,000 to Dave Bruggeman. The Company determined the terms of this acquisition based on its evaluation of the assets of the relative companies, their sales, level of development and liabilities.

     On May 25, 1999, the Company acquired all of the stock of Eastern Tech Manufacturing Corp. ("ETMC") in exchange for 250,000 shares of the Company's stock and cash payments or guaranties of cash payments to or for the benefit of ETMC's sole shareholder, Larry Seiler.

Subsequent to the acquisition, the Company satisfied its obligation to make cash payments or guaranties of cash payments to or for the benefit of Lawrence Seiler by the issuance of stock certificates totaling 170,000 shares of the Company's common stock. In total, Lawrence Seiler received 480,000 shares of the Company's common stock in exchange for the acquisition, and he agreed to certain restrictions on the transferability of 250,000 shares of this common stock, pursuant to a lock-up agreement. ETMC is a manufacturer of electronic hardware and assemblies and had been operating in excess of 15 years. ETMC provided the Company with a captive manufacturer, as well as additional assets and revenues. ETMC is implementing a quality control plan which is in compliance with the requirements of ISO 9002 and has consistently maintained high quality control standards in its contract production work for large commercial and governmental entities, having maintained certification under the quality control standards specified in MIL-I-45208 and MIL-STD-2000. Through the acquisition of ETMC, the Company hoped to strengthen its ability to meet large orders of its products, to control the quality of its products, to manage its inventory, and to support its products. The Company determined the terms of this acquisition based on its evaluation of the assets of the relative companies, their sales, level of development and liabilities.

     The Company began making its first sales of the prototypes of its security and surveillance products in March 1999. By the third quarter ended September 30, 1999, the Company had begun earning substantial revenues. Since inception of active operations, the Company has focused its business on the development, production and sale of a line of digital video products for surveillance and security applications. Through ETMC, the Company also offers electronic component manufacturing and testing services and the Company plans to offer engineering design services.

BUSINESS OF REGISTRANT

     The Company designs, markets and sells a family of closed circuit television ("CCTV") digital recording and video management products ("Surveillance Products") and digital identification products ("Identification Products") based on the Company's proprietary software. The Company uses an open architecture design approach that allows compatibility with commercially available computer and video hardware and software. The Company's manufacturing division, Eastern Tech Manufacturing Corp., also offering contract electronic component assembly and test services.

SURVEILLANCE PRODUCTS

         In the fall of 1998, the Company began developing a new product technology named SecureView(TM). This technology permits (i) digital video recording and storage that eliminates the need for videotapes and video cassette recorders ("VCRs") in surveillance environments, and (ii) enables high-speed access, retrieval and playback of stored video across local area networks and the Internet. The Company currently markets a line of products incorporating its SecureView(TM) technology and began commercial shipments of certain of these products in the first quarter of 1999. The Company also is developing three products utilizing the SecureView(TM) technology, named ViewStorage(TM), CareView(TM) and WebView(TM).

         On May 25, 1999, the Company acquired Eastern Tech Manufacturing Corp., and has continued, and plans to continue, its business lines, namely providing contract electronic component and finished electronic system assembly and bench-testing services.

SECUREVIEW(TM) LINE OF PRODUCTS

         The Company is selling SecureView(TM) as a line of digitally recorded, remote monitoring systems that allow a user to view its existing closed circuit television (CCTV) system remotely. Using SecureView(TM), a user can dial into his CCTV system and view the video (and audio) output from the system's cameras (and microphones). These systems store video (and audio) output on computer hard discs, rather than VCR tapes, for retrieval real time or at a later date. The images can be stored and retrieved selectively dependent on events and other triggers from sensing devices such as motion detectors. The systems are also programmable, in the sense that they can be pre-set to take certain actions when certain events are sensed in the surveillance area. For example, they can be programmed to begin recording when motion is sensed in a surveillance area or to notify the user if the system is not functioning properly. The SecureView(TM) systems come standard with 28 days storage. SecureView(TM) allows the user to retrieve images through the use of sequenced indexing, as contrasted with a VCR, where a user must search an entire tape to review a critical event, often fast forwarding and rewinding. In addition, the Company's digital systems employ video data compression saving space and time for transmission on low bandwidth channels such as plain telephone twisted pair wiring.

The  SecureView(TM) Line of Products contains the following features:

-    Remotely monitor any number of cameras at different locations from your PC

-    Connects to an existing Closed Circuit Television system (CCTV)

- Uses any and all of the communications protocols such as standard telephone lines, LAN/WAN, ISDN, T1 etc. for signal transfer

-    Video can be monitored 24 hours a day by a security monitoring center

-    Independent unattended video recording from timer or other activation event

- Allows uninterrupted "2-way" audio transmission while switching, controlling and monitoring up to 16 cameras per unit

- Advanced Digital compression transmits high resolution frames of video dependent on the connection

- Digital storage on the systems hard drive provides high resolution recording and viewing even in remote playback

-    Local & remote recording, storage & playback for up to 30 days is available

- ZOOMVIEW provides 2x, 3x, 4x zoom capability within the cameras field of view

- Allows you to select between "Continuous Recording" or "Guard Tour" for up to seven days

- "Guard Tour" allows a user to set the system to automatically review in desired sequence cameras that are installed around a surveillance area and provides the option to time and date stamp camera sequence

-    Provides remote software and system programmability

- Remotely monitors itself to insure system functionality with alert messages in the event of covert or natural interruption

-    Modular expansion system configuration

-    System detects and alerts user to image-loss detection.

-    Image detail control for faster frames or more detail of image.

-    ROI (region of interest) feature control

-    Real-time image "snap-shot" storage & printing.

-    Video image scaling from "thumbnail" to full screen.

- Relay outputs to control external devices (e.g.: turning on the lights, sounding an alarm, or locking a door when the unit receives a signal from a motion sensor or button).

The  benefits to the SecureView(TM) line of products include:

-    Equipment cost reduction by utilizing existing CCTV systems

- Digital storage eliminates the need for costly VCRs, maintenance programs, and tapes

-    Plug and play technology minimizes installation cost

-    Enables user to visually access and monitor business off-site

-    Security stamp (Watermark) on video assures Authenticity

- Adds higher level of employee security when connected to a 24 hour monitoring station

VIEWSTORAGE(TM)

     The Company is currently developing ViewStorage(TM) as a VCR replacement device that fits existing analog CCTV systems. This storage device will record video output digitally, and it will store 7, or more, days worth of video output from cameras, without the burden of handling VCR tapes (typically 24 hours per tape). Video recording can be programmed for continuous recording, timed "Guard Tour" recording, or event driven recording. Unlike images stored on tape, images stored on this VCR replacement device do not degrade over time. It also does not require the on-going and expensive maintenance required by VCR recording devices. ViewStorage(TM) is modular in nature in that it can be expanded to add additional storage, up to an amount that meets the requirements of each particular customer. ViewStorage(TM) also has features that replace other CCTV security components, such as video multiplexers, sequencers, alarm controllers, and video switches. This product has a unique "camera and date/time filtering" feature which allows the user to immediately locate the video recorded on a camera at a given time and date. The user controls ViewStorage(TM) from front panel buttons or an infrared remote controller that controls the menu and setup options displayed on a video review monitor. The Company expects to complete a working prototype of ViewStorage(TM) by later in 2000, with a product release to market by the third quarter of calendar year 2000.

CAREVIEW(TM)

     The Company is developing CareView(TM) in response to the growing need for monitoring the safety of children at home and in day care centers, and the safety of the elderly in nursing homes. The Company is developing the CareView system as an ideal option for the "care" facility, which system should provide an additional revenue source for these facilities while at the same time providing the users of the systems the ability to monitor the care given to their loved ones. Using the CareView(TM) system, a user, be it a child's parent or a nursing home resident's child, can use the internet to access the day care center's Web Site and immediately view the video output produced by cameras installed at the "care" facility.

     For nursing and hospice care facilities, the CareView(TM) system allows family and friends to view loved ones when they are not able to be there, through 2-way audio capabilities just by accessing the facilities' Web site. The functional features of the CareView product are:

- Closed Circuit Cameras (4 to 8 depending upon system purchased) grab video image.

- View Systems' SecureView(TM) acts as web server continually uploading video for access from the web.

-    Communications Link: via the World Wide Web

- Parent or Guardian can view video & audio on their computer at home or the office (or from anywhere in the world), by using the proprietary View Web Browser, accessing the care facility's Web site, and entering their secure password.

     With a typical CareView(TM) installation, video cameras are installed around the care provider's public areas. The video is captured, compressed, stored and made available on the Web. An authorized user can access the video on their computer with the CareView(TM) Web Browser. Security is maintained by requiring the user's name and password to validate the authorization.

     The heart of CareView(TM) is a specialized PC Board, which the Company has designed. The Company has developed a prototype of CareView(TM) and has successfully tested it at its Columbia, Maryland facility. The Company is currently planning on releasing CareView(TM) for beta testing in the field, afterwhich the Company will release CareView(TM) to the market, which should occur later in 2000.

WEBVIEW(TM)

     The Company is currently developing WebView(TM) as a low-priced retail product that will allow a user to capture camera output from a limited number of cameras and view that output remotely via a connection to a server connected to the World Wide Web. WebView(TM) consists of a specialized PC card and software that is web enabled. These products are ideal for the consumer who would like a low cost way to monitor his/her assets remotely. The Company has developed an alpha version of WebView(TM) and has successfully tested it in-house. The Company plans some further refinement of the product, before beta testing it and releasing it to the market later in 2000.

     IDENTIFICATION PRODUCTS

     The Company's Identification Products consist of the Company's proprietary software combined with commercially available hardware components and vendor software. Identification Products can record and store digital images in computer databases, transmit such images to other control systems or printers, and retrieve, analyze, reproduce and manipulate these images in a variety of ways. The Company's Identification Products provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale, human resource management and other control systems. Identification Products are designed to enhance or replace existing film-based identification systems.

     The Company offers Identification Products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring a single stand-alone system. In many instances, the Company configures its systems to fit a particular customer's needs. The Company's principal Identification Products are FaceView(TM) and PlateView(TM).

PLATEVIEW(TM)

     PlateView(TM) is a license plate recognition system that uses industry leading optical character recognition technology to provide an additional means of identifying individuals in a surveillance area. This system can be integrated into an access control mechanism that can open gates or call an attendant to compare an identification made from other data, such as a driver's license, with the identification made with the license plate. In addition to identification through license plate recognition, law enforcement personnel can use this system to receive early warnings as to a number of items, including whether the occupants in a car being stopped have warrants out for their arrest, whether the license plate attached to a vehicle matches the vehicle's registration, or whether there is a current outstanding warrant for a vehicle's occupant's arrest.

     The Company integrates optical character recognition software licensed from Lead Technologies, Inc. in its proprietary software in order to deliver PlateView(TM). The SecureView(TM) provides the platform on which the integrated software package operates. The system is fully delivered and the Company has been delivering it to the market beginning in 2000. The Company has installations of this product that the Company is currently supporting.

FACEVIEW(TM)

     FaceView(TM) is a self-contained facial identification system using the most advanced biometrics technology to provide an access control system or an enhanced system for tracking individuals in a surveillance area. Using cameras installed in a surveillance area, this easy-to-use system captures an individual's face. The system then converts this facial information into a digital format that is then transmitted over phone lines to a computer processing unit that compares the captured facial information against a database of facial information, then delivers a quick and accurate identification if a match is found. This resulting information can be used to track and identify persons in a surveillance area.

     There are many market applications requiring identity confirmations, including Access Control, Guard Enhancement/Replacement, Gate Watch, Time and Attendance, Criminal Identification, Terrorist Tracking, Vehicle tracking and Banking applications. From an individual's face, FaceView(TM) allows you to compare virtually any visual characteristic of an individual against a predetermined approved database, and then allows the proper action to be taken in response to this comparison.

     The Company licenses facial identification and database software for FaceView(TM) from its partner, Visionics Corp., and integrates this software into its own proprietary software. The advanced biometrics software developed by Visionics Corp. captures facial information from live video and creates audit trails, including components for automatic head finding, tracking, cropping, image quality control and matching, and acts as a search engine against a database of facial records and builds databases of time stamped facial records from live or recorded video, checking those records against a watch list, in real time

     FaceView(TM) requires only one View Systems SecureView(TM) system, and a local PC workstation (or network server). SecureView(TM) enhances FaceView(TM) by allowing you to view your system from any location. One to four cameras on the SecureView(TM) system can be scanned continuously for facial images. When a face is detected in the field of view, the system processes the image and creates a "Faceprint" digital code of the face. This code is then compared against "Faceprint" digital codes previously stored in your database on the local PC workstation or other network component.

     Facial comparisons in conjunction with other double check methods such as Id card scans can trigger events to occur, such as, opening a door, turning on the lights, setting an alarm condition or notifying the PC operator (such as a security guard) of the event. From an attended PC workstation, the operator can also obtain additional profile information on the person identified, such as name, address, or their status. This aids in the determination of their eligibility for access. The user can set a "threshold" to determine how accurate the match must be so that there is a high confidence that the person has been identified accurately. FaceView(TM) can be programmed to interface with any system implementing compatible facial identification database software. The FaceView(TM) System will also play an important role in personal property protection, corporate access control and in the business security market.

     The Company has completed development of its FaceView system and has successfully installed and beta tested it in the field. The Company is currently marketing its FaceView system and expects to have significant installations of this product in 2000.

MARKETING AND CUSTOMERS

     According to studies accepted by its competitors in the industry, the market size for closed circuit tv systems is at least $2,200,000,000 per year, with this market size increasing at a rate of 12 - 15% per year. The increased functionality that digital technology introduces to CCTV systems has made this a very dynamic and rapidly growing market. The Company is distributing and will distribute its SecureView(TM) line of products, with add-on features, such as FaceView(TM), to this market through a network of value-added resellers, OEMs and strategic partners. The Company has current ongoing VAR arrangements with 20 small and medium sized domestic and international resellers and is actively selling its products through these distribution channels. In limited circumstances, the Company has allowed its resellers to purchase limited quantities of its products before requiring them to execute its standard reseller agreement. The Company's standard reseller agreement is non-exclusive and allows the reseller to purchase products from the Company at a discount to its suggested retail prices. The Company requires its resellers to actively market its products and the Company reserves the right to periodically audit its resellers.

     In addition to these resellers, the Company also is in discussions with some very large security and law enforcement integrators about VAR and OEM distribution agreements. In the short term, the Company will rely on its existing value added reseller network to generate sales revenues; however, the Company believes long term sales growth will be substantially driven by VAR and OEM agreements with the larger companies. The Company is actively marketing its SecureView(TM) line of products to commercial businesses, gaming casinos and other outlets, law enforcement and residential users

     The Company will also offer its CareView(TM) products through these same distribution channels. Day care centers and nursing homes will be the primary end users of these systems and the Company hopes to develop a revenue model that is dependant on usage of the CareView(TM) system with its distributors. The aging population and the large numbers of double income working families have dramatically increased the number of facilities that could be installed with CareView(TM). Based on discussion with industry groups, potential customers and security system integrators, the Company believes the size of the market for CareView(TM) is in the many multimillion-dollar range. As the public becomes increasingly comfortable with computer use and multiple computers become more commonplace in the home and office, the Company expects the market demand for this type of service to expand.

     The Company plans to offer WebView(TM) for direct retail sale on the World Wide Web and wholesale through retail distributors such as CompUSA, Best Buy, and Circuit City and through its corporate website, www.viewsystems.com. The Company plans to price these products at a level which is attractive to retail consumers. After the Company has conducted beta site installation tests of this product, the Company will attempt to negotiate retail distribution arrangements, but there is no assurance the Company will be able to obtain such satisfactory arrangements.

     The market for ViewStorage(TM) consists of replacement of existing analog CCTV components, including VCR recording devices and multiplexers. Based on its discussions with industry leading security system integrators, the Company believes the market size for ViewStorage(TM) is $1,600,000. The Company believes it can profitably price this product at a level which will make owners of existing CCTV systems want to buy ViewStorage(TM) as a way of reducing overall CCTV system costs through elimination of on-going maintenance costs.

     The Company's electronic component assembly and test division, ETMC, has been in operation for over fifteen (15) years and has an established base of clients for which it has long done business. Traditionally, ETMC has done approximately 60% of its business for the commercial sector and 40% of its business for the government sector. ETMC's diverse clients have included Hewlett-Packard, IBM, Martin Marietta, Aero & Naval Systems, Maryland Government Procurement Office, Lockheed Martin, and John Hopkins's Applied Physics Labs under contract to NASA.

     The market for the types of electronic component manufacturing and testing services offered by ETMC is well established and the Company believes, based on its discussions with representatives from its competitors, trade associations and customers, that it is a multi-million dollar market. This market is subject to cyclical swings. Currently, the Company believes the market demand for electronic manufacturing and bench testing services is very good, and the Company plans to take advantage of this climate to leverage its resources into new and expanded service offerings and to expand its manufacturing base of clients and business.

     Historically, ETMC has limited itself to the electronic component assembly and testing market in the Baltimore-Washington area; however, it plans to expand its marketing to provide electronic component assembly services in other geographic regions in this country and internationally. Moreover, the Company plans to expand ETMC's service offerings to include engineering design services. The market for these services is very large and is often serviced by the same companies that provide electronic component assembly services. The Company believes that it will be limited in its efforts to capture market share for its service offerings only by the new equipment and machinery it can acquire, the size of its production facilities and its engineering human resources.

COMPETITION

     The markets for the Company's security products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. Competitors in the market for its identification products, such as FaceView(TM) and PlateView(TM), include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Loronix Information Systems, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, Loronix Information Systems, Inc., Sensormatic Corporation and NICE Systems, Ltd.

     The Company believes that the principal competitive factors in the markets for its security products include: system performance and functionality, price, system configuration flexibility, ease-of-use, system maintenance costs, quality, reliability, customer support and brand name. Larger more established companies with substantially greater technical, financial and marketing resources than the Company, such as Data Card Corporation, Sensormatic Corporation and NICE Systems, Ltd., have an enhanced competitive position due in part to their established brand name franchises. The Company believes that its primary competitive strengths include system performance and functionality, system configuration flexibility and ease-of-use.

     Like the markets for its security products, the markets for businesses that provide contract electronic component assembly services is extremely competitive. Many of the companies that provide competitive electronic component manufacturing and testing services provide greater engineering services than those currently being provided by ETMC. By providing these services, these competitors put themselves in a better position to obtain manufacturing service contracts. Essentially, these competitors leverage off of their engineering services to attract and grow their manufacturing business and vice versa. The Company hopes to develop the ability to provide complementary contract engineering services. With the current robust state of the economy, in its opinion, the demand for engineering design, development and manufacturing services is high. The Company believes it is well positioned to expand its sales revenues derived from electronic component manufacturing and testing services and in complementary engineering design and development services.

MANUFACTURING AND SUPPLIERS

         The Company does not manufacture any of the hardware in its systems; rather, the Company assembles its systems by integrating commercially available hardware and software together with its proprietary software. The Company licenses software modules that is integrated into its proprietary software and installed on its systems, and then licensed and distributed to end-users. This software includes wavelet image compression/decompression software from Aware, Inc., optical character recognition software from Lead Technologies, Inc., operating software from Microsoft Corporation, and facial recognition and database software from Visionics, Inc. The Company believes that it can continue to obtain components for its systems at reasonable prices from a variety of sources. Although the Company has developed certain proprietary hardware components for use in its SecureView products and purchased some components from single source suppliers, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices. The Company has distribution licenses with Aware, Inc., Lead Technologies, Inc. and authorized distributor for Microsoft Corporation. The Company currently has a beta site agreement with Visionics, Inc. and is negotiating a distribution license. There can be no assurance, however, that the Company will be able to obtain a distribution license at favorable prices from Visionics, Inc.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its products and documentation as proprietary and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally (i) enters into confidentiality and invention assignment agreements with its employees and mutual non-disclosure agreements with its manufacturing representatives, dealers and systems integrators, and (ii) limits access to and distribution of its software, documentation and other proprietary information. The Company has no patents and, while the existing copyright laws afford only limited protection, the Company intends to apply for federal copyright registrations for any of its software systems, for which it has not yet received federal copyright registration. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

     The Company provides its software to end-users under non-exclusive "shrink-wrap" licenses, which generally are nontransferable and have a perpetual term. Although the Company does not make source code generally available to end-users, it may, from time to time, enter into source code escrow agreements with certain customers. The Company has also licensed certain software from third parties for incorporation into its products.

RESEARCH AND DEVELOPMENT

     The Company believes its success depends in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new applications of its core technologies and incorporating new technologies into the Company's products. The Company's research and development resources have been directed primarily toward (i) developing new products, (ii) improving the functionality and performance of the Company's proprietary software, and (iii) designing and implementing the device drivers necessary to maintain the Company's open architecture.

     In 1999, the Company recognized $212,841 of research and development.

EMPLOYEES

     The Company employs 22 persons including 3 persons in part-time positions. The Company also employs 4 independent contractors who devote a majority of their work to various projects of the Company. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future.

     The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

     While as a product company, the Company is not subject to Government regulation in the manufacture and sale of its products, and the components in its products, its end users will be subject to numerous regulations that stem from proposed activities in surveillance. Security and surveillance systems, including cameras, raise privacy issues. Its products involve both video and audio, and add features for facial identification, and the regulations regarding the recordation and storage of this data are uncertain and evolving. For example, recordation of audio without the consent of the person being recorded is prohibited by the Federal Wiretapping Act. In addition, the Company's systems are intended to function as security devices, and their malfunction may trigger liability concerns. Domestically, its resellers are required to obtain state licenses for the installation and service of its system in end user locations. Shipments of these devices internationally may be regulated as to certain countries that raise national security concerns. Efforts to comply with existing regulations and avoid liability are compounded by the fact that such regulations are being imposed, in part, by government agencies who are in the process of formulating regulations and controls. The Company cannot predict the extent to which its revenue and operations will be affected by such activity until contracts have actively been secured and applicable regulations specified.

ITEM 2. PROPERTIES

     The engineering and manufacturing facility for its products is an 8,000 square foot facility located at 9693 Gerwig Lane Suite 0, Columbia, MD 21046. The Company leases this facility consistent with arms length, commercially reasonable lease terms from Lawrence Seiler, past President of Eastern Tech Manufacturing Corp. and current sales representative for the Company. The Company engineers, manufactures, assembles and ships from this facility in Columbia, Maryland. The Company also maintains an executive office at 925 West Kenyon Avenue, Suite 15, Englewood, Colorado, which the Company leases from MediaComm Marketing International, Inc. in accordance with arms length, commercially reasonable lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     Hal Peterson, a former Vice President of Sales and Marketing of Xyros and a trust he controls filed suit against the Company on October 28, 1999. The lawsuit alleges that the Company has not timely paid interest and other monies due Hal Peterson, which Xyros had agreed to pay under two promissory notes made by Xyros, in the original principal amounts of $45,000 and $30,000, respectively. As part of its acquisition of Xyros, the Company guarantied the repayment of these promissory notes. The outstanding principal under the promissory notes was not due until December 31, 1999, and the dates for payment of accrued interest are not specified. Prior to its acquisition of Xyros, that company, which was controlled by Hal Peterson, had not paid interest on the notes and the Company intended at the time of acquisition to pay the notes in full when the Company had raised sufficient working capital to pay the notes. The Company is defending the lawsuit. Notwithstanding this defense, the Company intends to pay these promissory notes from the proceeds realized from exercise of the warrants, whose shares upon exercise are being registered in this offering. Hal Peterson beneficially owns a substantial stake in View Systems, Inc. due to provisions he negotiated as part of its acquisition of Xyros.

     Several years prior to the Company's acquisition of Eastern Tech Manufacturing Corp., the President of Eastern Tech, Lawrence Seiler, became involved in a series of transactions arising out of his performance of a contract for Boeing, Inc. that are the subject of a criminal indictment and prosecution pending in the U.S. District Court of the District of Columbia. Preliminary to this action, the Federal Bureau of Investigation, Washington Field Office (the "FBI") seized certain assets they believed were involved in the transactions in question. At one time, Eastern Tech had an interest in one of the seized assets, namely a corporate bank account holding $63,572.21 titled in the name of Eastern Tech. Eastern Tech has subsequently transferred all right, title and interest in this bank account to Lawrence Seiler in exchange for his forgiving an obligation of the corporation to pay him fees for services he has rendered to Eastern Tech.

     The Company acquired eastern Tech on May 25, 1999, and following this acquisition, Lawrence Seiler was named the President of Eastern Tech. On December 4, 1999, Lawrence Seiler was removed as President of Eastern Tech and is now an independent sales representative to the Company. Eastern Tech is not a party to the proceedings involving Lawrence Seiler.

     The Company has inquired with the Assistant U.S. Attorney handling the prosecution of Mr. Seiler's case whether Eastern Tech is the subject of a civil or criminal investigation arising out of these events and has been advised that the Company was not involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On August 4, 1998, the National Association of Securities Dealers ("NASD") cleared the Company for an unpriced quotation on its Electronic Bulletin Board. Thereafter, in October, 1998, the shares began appearing for priced quotation on the NASD Electronic Bulletin Board and, ever since, have been traded in the OTC market under the symbol "VYST" with a Standard and Poors Cusip # 926706102. Prior to that time, there was no public market for the Company's common stock. The Company is listed in the Standard and Poors Industrial manual. As of December 31, 1999, the Company listed 187 Shareholders of record. The Company estimates that there are approximately 900 beneficial owners of its common stock. The high bids and low bids, from the National Quotation Bureau, for the relevant time periods were:



                                                     HIGH       LOW

Fourth Quarter 1998................                  3.25     1.85
First Quarter 1999.................                  6.35     2.0
Second Quarter 1999................                  2.25     5
Third Quarter 1999.................                  3.15     1.75
Fourth Quarter 1999................                  3.65     1.75


     According to the NASD, there were seventeen broker-dealers listed as traders of the Company stock, as of December 31, 1999.



Knight Securities, Inc.           Wien Securities Corp.              USCC Trading/A Division of Fleet
Hill Thompson Magid & Co., Inc.   Herzog, Heine, Geduld, Inc.        Securities
Sharpe Capital, Inc.              Paragon Capital Corporation        Wilson-Davis & Co.
Sherwood Securities Corp.         Global Financial Group, Inc.       Schwab Capital Markets, L.P.
W. H. Myerson & Co., Inc.         GVR Company                        Spencer Edwards, Inc.
                                  Ladenburg,Thalmann & Co., Inc.     Bear, Stearns & Co., Inc.


     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

     The Company's shares will be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth-certain requirements for transactions in penny stocks and title 15g-9(d)(1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less the $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation from the NASDAQ stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, who generally are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability to shareholders to sell their shares.

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. Payment of cash dividends in the future will depend upon the Company's earnings, bank loan covenants, financial condition, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

     NET SALES AND GROSS PROFIT.

     The Company moved from being a development stage company in 1998 to earning substantial revenue in 1999. Gross profit on sales for the year ended December 31, 1999, increased to $51,579 from $10,547 in the year ended December 31, 1998. This represents an approximate 390% increase in gross profit on sales. Gross profit margin for the year ended December 31, decreased from 34% in 1998 to 17% in 1999. At these low sales amounts, the Company considers the gross profit margin fluctuation to be non-material. The gross profit margin should stabilize with increased sales.

     Operating expenses for the year ended December 31, 1999, increased to $3,438,420 , compared with $254,104 in 1998. Most of the Company's operating expenses, $2,626,900, in 1999 were attributable to the issuance of shares of the Company's common stock as compensation and incentive, and as a means to attract and retain qualified personnel. It does not represent actual cash outlays by the Company. When adjusting for this expense item, our operating expenses from actual cash outlays would be reduced to $1,357,010. Much of this expense can be attributed to a significant company focus on sales, marketing, investor relations and promotion, as well as research and development outlays that increased to $212,841 in 1999. We plan to build a larger sales force in 2000, as well as spending increasing amounts on trade shows, advertising and promotion and, therefore, we expect to continue significant outlays in the areas of sales, marketing, investor relations and promotions.

     As a result of the foregoing, net loss was $3,932,331 for the year ended December 31, 1999, compared to a net loss of $243,557 for the previous year.

     REVENUE

     The Company's revenue is derived from (i) sales of systems, included embedded software, and supplies from maintenance services on the systems; and
(ii) sales of contract electronic component and system assembly and test services. In 1999, we derived $65,954 from sales of systems and $231,970 from sales of contract manufacturing and test services. Revenue increased approximately 900% from $31,438 in 1998 to $310,057 in 1999. The Company attributes the increase in revenue from 1998 to 1999 to acquisition of Eastern Tech Manufacturing Corporation ("ETMC"), and ETMC's on-going revenue base and the introduction of its products to market. The Company plans to bring three products in development, WebView(TM), CareView(TM) and FaceView(TM), to market in 2000. In addition, the Company will be introducing significant enhancements and upgrades to its SecureView(TM) product line in 2000. We expect these new product offerings will contribute to a growth in revenues from sales of product in 2000.

     COSTS AND EXPENSES

     COSTS OF PRODUCTS SOLD The cost of products and services sold, consisting principally of the costs of hardware components, supplies and software amortization, increased from $20,891 in 1998 to $258,478 in 1999, and represented 83% of revenue in 1999 and 66% of revenue in 1998. The increase resulted from higher total revenue and a shift in the Company's business lines from the software for the real estate market that was produced by RealView Systems, Inc. to security and surveillance systems and contract electronic component assembly and test work. The Company is currently working on engineering changes in its products that will lower component costs and, therefore, costs of goods sold.

     SALARIES AND BENEFITS The Company spent $2,094,959 in salaries and benefits in 1999, as opposed to no expenses in this category in 1998. The Company organized itself and staffed up in 1999, converting many independent contractors to employees. The Company booked $1,755,000 in expenses associated with issuing shares of its common stock as a means of attracting, retaining and incentivizing employees to work with the Company, which it felt was necessary in order to attract qualified personnel and conserve cash during the start-up phase.

     SELLING, BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Selling, business development, general and administrative expenses increased from $17,424 in 1998 to $269,450 in 1999, and represented 87% of total revenue in 1999 and 55% of total revenue in 1998. A significant portion of these expenditures in 1999 relating to the payment of 140,000 shares to Bruce Lesniak as a way of attracting and incentivizing him in performing the job of Senior Vice President of Corporate Development for the Company. The Company also spent $106,194 in travel and entertainment expenditures in this category, mainly as a result of sales trips associated with sale efforts for its security products.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company spent $212,841 in 1999 on research and development costs. This would represent 69% of revenue for 1999. The Company expects to continue to fund new product development in 2000 at or above the dollar levels expended in 1999.

     INVESTOR RELATIONS EXPENSE. Investor relation's expenses increased from $45,415 in 1998 to $212,086 in 1999. The Company filed to become a fully reporting Company, which filing became effective October 13, 1999. In addition, trading in the Company's stock increased significantly in 1999. As a result, the Company has needed to undertake more efforts on investor relations in 1999. Included in this expense category is the issuance of shares of Company common stock to Columbia Financial Group with a value of $200,000, in partial payment of their services in providing investor relations support for the Company. The Company expects the size of the public float in its stock will increase, as well as the number of market makers and volume of trading. The Company believes that these developments will increase the Company's need to continue making significant expenditures in this area.

     PROFESSIONAL FEES Professional fees increased from $10,819 in 1998 to $317,100 in 1999. Of these expenses in 1999, the Company paid $80,100 in programming fees to independent contractors and $110,000 to various consultants for a marketing and promotional campaign associated with bringing the Company's products to market in 1999.

     WRITE OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS The Company took a charge against earnings in 1999 of $545,490. Based on a thorough review of its operations, the Company wrote off the goodwill it had booked in connection with its acquisition of Eastern Tech Manufacturing Corp. in the amount of $473,490. In addition, the Company had previously capitalized $72,000 on software development costs for the program developed in RealView Systems, Inc. As the Company is no longer marketing this program, the Company wrote off $72,000 in software development costs associated with this RealView program in 1999.

     ACQUISITION TREATMENT. The Company formed on January 26, 1989, under the name of Beneficial Investment Group, Inc., changing its name to BIGI, Inc., on July 21, 1998, and to View Systems, Inc., on September 22, 1998, after which the Company began active operations. In October 1998, the Company acquired RealView Systems, Inc., a Colorado corporation, and issued 2,000,000 shares to the existing shareholders of RealView Systems in exchange for all of the outstanding shares of RealView Systems. On February 25, 1999, the Company acquired Xyros Systems, Inc., a Maryland corporation, issuing 150,000 shares to the shareholders of Xyros and guarantying certain debts of Xyros. The Company's acquisition of Xyros added staff and intellectual property to the Company. Xyros had developed a line of products, called the RM1600, and these products have been incorporated into the SecureView product line. The Company has accounted for the acquisitions of both RealView and Xyros under the pooling of interests accounting method. On May 25, 1999, the Company acquired Eastern Tech Mfg. Corp., a Maryland corporation, issuing 250,000 shares to the sole shareholder of ETMC and taking on certain debt obligations, which were later satisfied through the issuance of shares at a ratio of 1 share for every $2.00 of debt obligation, for a total of 170,000 shares. The acquisition of ETMC vertically integrates manufacturing, enabling the Company to better manage the quality of its products. View Systems and ETMC are implementing a quality control plan that is in compliance with the requirements of ISO9002. ETMC has consistently maintained high quality control standards in its contract production work for large commercial and government entities, and has maintained certifications that it produces in accordance with MIL-I-45208 and MIL-STD-2000. The Company accounted for the ETMC business combination under the purchase accounting method. The Company will continue ETMC electronic component assembly and test business and expand its services to include engineering services. Its financial statements consolidate the financial statements of Xyros, ETMC and RealView.

     Stock Split and Change in Par Value. In July 1998, the Company increased the number of authorized shares from 7,500 shares to 50,000,000 shares of common stock, and changed the par value of each share of stock from $1.00 to $.001. Also, in that month, the Company forward stock split its common stock 200:1, thereby increasing the number of outstanding common stock shares from 5,000 shares to 1,000,000 shares. On September 30, 1998, the Company forward split its common stock from 1,000,000 shares to 2,000,000 shares. In connection with the RealView, Xyros and ETMC acquisitions, the Company issued 2,013,333, 150,000 and 250,000 shares, respectively. Unless otherwise noted in this statement, all share amounts reflect the forward stock split, par value changes and acquisitions. The Company has issued stock in connection with subscriptions of the Company's stock for cash and the Company issued stock to key personnel as compensation, which was deemed necessary to issue during its development stage. At year end, the Company has 7,167,203 shares issued and outstanding.

     NET OPERATING LOSS. The Company accumulated approximately $1.5 million of net operating loss carry forwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards, which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998, or for the nine months ended September 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES. During 1999, the Company funded its cash requirements primarily through equity transactions. The Company used the funds from those transactions to fund investments in, and acquisition of, technology, assets and companies, to provide working capital and for general corporate purposes, including paying expenses the Company incurred in connection with the development of the SecureView(TM) line of products. As of December 31, 1999, the Company had total assets of $824,342, and total liabilities of approximately $383,999, resulting in equity of $440,343. During 1999, the Company received equity investments totaling $1,775,059. The Company's principal uses of cash during 1999 were to (i) fund operating activities, including increased sales and marketing activities; (ii) acquire businesses, property and equipment; and (iii) invest in the development of its products.

     During 1999, the Company's cash decreased from $169,899 at December 31, 1998 to $89,150 at December 31, 1999. Net cash used in operating activities was $1,141,274 for the year ended December 31, 1999. Net cash used in investing activities of $537,534 consisted primarily of $459,180 in funds advanced to affiliated entities. Net cash generated from financing activities of $1,775,059 consisted primarily of proceeds received from the sale of stock. The Company has three short-term debt obligations. The Company owes the principal amount of $110,000 to two former managers of Xyros, which the Company acquired on February 25, 1999, and approximately $70,000 to Columbia Bank. The loans to the former managers came due on December 31, 1999, and the loan to Columbia Bank matured on February 1, 2000.

     During 1998, the Company's cash increased from $7 at December 31, 1997 to $169,899 at December 31, 1998. Net cash used in operating activities of $253,373 consisted primarily of a net loss of $243,557 and increases in accounts receivable and inventory of $18,173, offset by decreases in prepaid expenses and other assets, and increases in accounts payable and accrued liabilities of $26,301. Net cash used in investing activities of $6,604 consisted of capital expenditures. Net cash generated from financing activities of $429,860 consisted primarily of proceeds from issuance of stock and loans provided by stockholders.

     As of December 31, 1999, the Company had $(60,385) in net working capital, including $93,278 of trade accounts receivable and $141,213 in inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 45 days as of December 31, 1999. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time. As of December 31, 1999, the Company has not granted material payment term extensions.

     The Company's inventory balance at December 31, 1999, and 1998 was $141,213 and $4,574, respectively.

     The Company's principal sources of liquidity are its cash and cash generated from operating activities. The Company anticipates capital expenditures for 2000 of approximately $500,000. The Company is also exploring the purchase of the commercial space it is leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If it can obtain favorable terms, it would purchase the building through debt financing. The Company believes that cash from operations and funds available will not be sufficient to meet anticipated operating and capital expenditures and debt service requirements for the next twelve months and that the Company will be materially dependent on raising additional capital through equity sales and/or debt financing.

     PLAN OF OPERATION. The Company has devoted most of its resources since inception of operations to the research and development of the SecureView(TM) line of products, the development of marketing and sales infrastructure, the development of production capability and the development of brand awareness of "SecureView.(TM)" Although the Company has been selling products since March of 1999, the Company is still developing these products and has generated limited revenues of these products to date. In the third quarter ended September 30, 1999, the Company began earning substantial revenues. As of December 31, 1999, the Company had an accumulated deficit of approximately $4,400,000. The Company expects the operating losses to continue until the Company develops a sufficient network of reseller, OEMs and strategic partners generating sales revenues to cover its operating expenses. A large part of its earnings deficit is due to the issuance of equity to attract, retain and incent key personnel within the Company. This was done to preserve cash resources, and, thus, much of the Company's earnings deficit is not attributable to actual cash outlays.

     The Company will use the cash raised from the sale of securities in this offering to bring its WebView(TM). ViewStorage(TM) and CareView(TM) products to market, to continue its product development efforts, to expand its sales, marketing and promotional activities for the SecureView line of products, and to increase its engineering, production management, quality control, and customer support staff. The Company operates in a very competitive industry that requires continued large amounts of capital to develop and promote its products. The Company believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

     The amount of capital that the Company needs to raise will depend upon many factors, including, but not limited to, the rate of sales growth and market acceptance of its product lines, the amount and timing of its necessary research and development expenditures, the amount and timing of its expenditures to sufficiently market and promote its products and the amount and timing of any accessory product introductions. In addition to accessing the public equity markets, the Company will pursue bank credit lines and equipment lease lines for certain capital expenditures. The Company currently estimates we will need between $7,000,000 to $8,000,000 million to fully develop all of its products and launch its expanded business operations in accordance with its current business plan. The actual amount of capital the Company will need to raise will depend on a number of factors, including (i) its ability to negotiate favorable prices for purchases of necessary parts and assemblies,

(ii) the number and composition of its resellers, OEMs and strategic partners,
(iii) the prices the Company can obtain for its products and services and costs of servicing its products and delivering its services, and (iv) changes in technology. In addition, the Company's costs and revenues could vary from the amounts the Company expects or budgets, possibly by a material amount, and those variations are likely to affect how much additional financing the Company will need for its operations.

YEAR 2000 CONVERSION

     Many computer systems may experience problems handling dates beyond 1999. The Company was concerned that its computer hardware and software needed to be modified prior to 2000 in order to remain functional. Therefore, the Company assessed the readiness and compliance of its computer-based products available for sale and of its computer-based systems used internally, and the Company successfully implemented any system and programming changes necessary to address year 2000 issues. The Company did not believe that the cost of such actions had a material effect on the Company's results of operations or financial condition. The Company did not experience a delay in, or increased costs associated with, year 2000 testing and the implementation of any necessary year 2000 changes. In its opinion, this testing and implementation of any year 2000 changes did not adversely effect the operations, liquidity or financial condition of the Company.

     A key component of determining the Company's year 2000 state of readiness was to identify those areas of operation where its products incorporate software and hardware products supplied by third party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. Third party software products include, but are not limited to: Microsoft, Inc. software products, Lead Technologies, Inc. software products, Aware, Inc. software products and Visionics, Inc. software products. Third party hardware products include, but are not limited to: video capture cards, export cards, network switches, motherboards, modems and various workstations. Because its products are dependent, in certain respects, on products supplied by third party vendors, an important part of the Company's year 2000 effort was to contact those vendors who supply products that the Company considers critical to the operation of its products and gauge their year 2000 compliance efforts. The Company's tests to date indicate that certain third party supplied products do not appear to adversely affect the performance of its products with respect to the year 2000 issue.

     The Company expects to release new versions of its products in the future. The Company will continue to audit and test compliance with year 2000 performance of its internally developed products.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in this report may contain forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

     CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, the Company will need to raise additional capital or the Company will not have sufficient working capital to meet its requirements for at least the next 12 months. The Company has outstanding warrants with Rubin Investment Group, with an exercise price of $2.00, to purchase a total of 975,000 shares of common stock (expiring July 18, 2000) and 500,000 shares of common stock (expiring August 18, 2000), which, if exercised, would raise sufficient working capital for at least the next 12 months. The Company plans to register the shares that can be obtained upon exercise of the warrant on Form SB-2. There is no assurance that Rubin Investment Group will exercise the warrants. However, to the extent that the Company experiences growth generally, or the Company's line of products generates high demand, or the Company receives extraordinary large orders for certain products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses since resumption of operations in the fourth quarter of 1998, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

     DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers and systems integrators and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company. In the past, the Company has received large verbal orders for its products that have required it to ramp up production and incur significant material costs in order to be in a position to fill the verbal orders. After incurring these costs, the orders have not materialized or been reduced in writing, requiring the Company to reevaluate its distribution relationship. There can be no assurance that relationships we develop with various distributors will be profitable or that they will honor their commitments.

     COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors.

     LEGAL PROCEEDINGS. The Company is defending a lawsuit being brought by Hal Peterson, a former officer of Xyros Systems, Inc., a company the Company acquired on February 25, 1999, and a trust controlled by Hal Peterson, which the Company believes it may have to resolve by substantial payments to him and/or his trust. The Company has entered into settlement negotiations with Hal Peterson and is attempting to resolve this matter. In addition, the Company has not paid certain promissory notes made by Xyros Systems, Inc. to Ken Weiss. He has not indicated he would bring suit; however, he has been inquiring about payment. The past President of Eastern Tech Manufacturing Corp., Lawrence Seiler, who is currently an independent sales representative for the Company, has been indicted for actions he took several years prior to the Company's acquisition of Eastern Tech Manufacturing Corp. The Assistant U.S. Attorney prosecuting this case has advised the Company that Eastern Tech Manufacturing Corp. is not part of the case and is not the subject of any civil or criminal investigation, to his knowledge. There are no assurances, however, that Eastern Tech Manufacturing Corp. will not become involved in a civil or criminal proceeding in the future arising out of the events at issue in Lawrence Seiler's case.

     INTERNATIONAL SALES. The Company is seeking to expand its international presence by developing new distribution channels in certain foreign countries where it has not previously had a presence. International sales are subject to a number of risks, including political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuating exchange rates and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales, if any, and, consequently, the Company's business, operating results and financial condition.

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company has released several products based on its SecureView(TM) technology. There can be no assurance that the Company will be successful in developing, marketing and selling sufficient volumes of its new SecureView(TM) products or developing and marketing on a timely basis any other fully functional product enhancements or new products that respond to the technological advances by others. The Company is nearing completion of developing and testing its CareView(TM), WebView(TM) and FaceView(TM) products and plans to introduce them to the market in 2000. There also can be no assurance that customers will accept the Company's new products.

     MANAGEMENT AND EMPLOYEES. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future. The Company has in the past encountered some difficulties in fulfilling its hiring needs in the Columbia, Maryland and Denver, Colorado employment markets, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company has had to rely on the issuance of shares of its common stock in order to attract, retain and incentivize key personnel and consultants, all of which has been a drag on corporate earnings. The Company plans to continue using this form of compensation for these purposes; however, as the Company becomes more established in the marketplace, the Company hopes to be able to lessen its reliance on stock compensation and lower the amount of shares that must be paid out. There can be no assurance that the Company can continue to build a qualified workforce without reliance on this stock issuance.

     PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the SecureView(TM) Products delayed anticipated revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Further, the Company has not yet achieved its earnings potential, developed out its business plan or introduced major product offerings to the market. The Company's first full year of operations under its current business plan was in 1999, and it did not increase its sales and markets efforts significantly until the second quarter of 1999. As a result, sales levels remain relatively low. Yet, the costs the Company is incurring are based on much larger anticipated sales levels. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     PRODUCT OBSOLESCENCE. The Company's current products and products under development are limited in number and concentrated primarily in the markets for identification and surveillance products. The life cycles of the Company's products are difficult to estimate due in large measure to changing and developing technology as well as the unknown future effect of products introduced by the Company's competition. Price reductions or declines in demand for the Company's products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on the Company's business, operating results and financial condition.

     SENSITIVE SERVICE ORDER DEMAND A majority of the Company's revenue in 1999 was derived from contract electronic component assembly and test services. Historically, the demand for this type of work was responsive to economic conditions. Currently, economic conditions are generally good and the demand for this type of work is significant, particularly in the commercial sector. As a result, the Company has been able to maintain good and reasonable profit margins on this type of work. There is no assurance, however, that the demand for this type of work will remain high or that the Company will continue to obtain good profit margins on this type of contract service work.

     VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant volatility, and is likely to continue to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Company's common stock. Further, the Company has issued a substantial amount of non-registered, restricted stock which is not trading in the public market, including: approximately 2,000,000 shares to the former shareholders of RealView Systems, Inc., 150,000 shares to the former shareholders to Xyros Systems, Inc., 420,000 shares to the former shareholder of Eastern Tech Manufacturing Corp, 706,000 shares to key employees and consultants under the View Systems, Inc. 1999 Restricted Share Plan and 550,000 shares to its President, CEO and Chairman of the Board of Directors, Gunther Than. These shares can be traded, subject to restrictions, in the public market after the expiration of certain required holding periods. The recipients of these shares will likely seek to sell them in the public market that may have the effect of depressing the share price in the public market. There can be no assurance that the trading price of the Company's Common Stock will not experience substantial volatility in the future.

ITEM 7.  FINANCIAL STATEMENTS

     Information called for by this item is set forth in the Company's Financial Statements contained in this report and is incorporated herein by this reference. Specific financial statements can be found at the pages listed in the following index.



                                                                       Page No.
                                                                       --------

         Independent Auditors' Report                                      20
         Consolidated Balance Sheet at December 31, 1999                   21
         Consolidated Statements of Operations for the years ended
            December 31, 1999 and 1998                                     22
         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1999 and 1998                 23
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1999 and 1998                                     24
         Notes to Consolidated Financial Statements                        26


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
View Systems, Inc.
Columbia, Maryland


     We have audited the accompanying consolidated balance sheet of View Systems, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.







Stegman & Company
Baltimore, Maryland
March 17, 2000

                               VIEW SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS



CURRENT ASSETS:
   Cash                                                              $  89,150
   Accounts receivable                                                  93,278
   Inventory                                                           141,213
                                                                     ---------
           Total current assets                                        323,641
                                                                     ---------
   PROPERTY AND EQUIPMENT:
     Equipment                                                         234,699
     Furniture and fixtures                                             28,595
     Leasehold improvements                                              4,000
     Software tools                                                     12,664
     Vehicles                                                           68,680
                                                                     ---------
                                                                       348,638
       Less accumulated depreciation                                    48,296
                                                                     ---------
           Net value of property and equipment                         300,342
                                                                     ---------

   OTHER ASSETS:
     Investments                                                        28,000
     Due from affiliated entity                                         90,990
     Due from stockholders                                              74,362
     Deposits                                                            7,007
                                                                     ---------

  Total other assets                                                   200,359
                                                                     ---------
           TOTAL ASSETS                                               $824,342
                                                                     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable                                                    $174,106
    Note payable - bank                                                 69,730
    Notes payable - stockholders                                       110,000
    Accrued interest payable                                            11,000
    Other accrued liabilities                                           19,163
                                                                     ---------

           Total current liabilities                                   383,999
                                                                     ---------

   STOCKHOLDERS' EQUITY:
     Common stock - par value $.01, 50,000,000 shares authorized,
       issued and outstanding - 7,167,203                                7,167
     Additional paid-in capital                                      4,771,992
     Accumulated deficit                                            (4,338,816)
                                                                   -----------

           Total stockholders' equity                                  440,343
                                                                   -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  824,342
                                                                   ===========


   See accompanying notes.

                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         1999                   1998
                                                  ------------            ----------
   REVENUE:
     Sales and other income                           $310,057            $   31,438
     Cost of goods sold                                258,478                20,891
                                                      --------            ----------

   GROSS PROFIT ON SALES                                51,579                10,547
                                                     ---------            ----------

   OPERATING EXPENSES:
     Advertising and promotion                          23,256                 3,959
     Business development expense                      140,000                -
     Contributions                                       2,500                -
     Depreciation                                       29,856                 4,706
     Dues and subscriptions                              3,379                   250
     Employee compensation and benefits              2,094,959                -
     Insurance                                          17,038                 1,268
     Interest                                           56,379                10,054
     Investor relations                                212,086                45,415
     Miscellaneous expense                              19,235                 1,343
     Office expenses                                    73,002               106,375
     Professional fees                                 317,000                10,819
     Rent                                               74,628                52,204
     Repairs and maintenance                            10,167                -
     Research and development                          212,841                -
     Taxes - other                                       3,201                -
     Telephone                                          28,398                -
     Travel and entertainment                          106,194                13,465
   Utilities                                            14,201                 4,246
                                                     ---------              --------

         Total operating expenses                    3,438,420               254,104
                                                     ---------              --------

LOSS BEFORE WRITE-OFF OF GOODWILL
   AND OTHER INTANGIBLE ASSETS                      (3,386,841)             (243,557)

WRITE-OFF OF GOODWILL AND
   OTHER INTANGIBLE ASSETS                             545,490                -
                                                   -----------             ---------

NET LOSS                                           $(3,932,331)            $(243,557)
                                                   ===========             =========

LOSS PER SHARE:
     Basic                                          $(0.68)                    (.06)
                                                    ======                     ====

     Diluted                                        $(0.68)                    (.06)
                                                    ======                     ====


See accompanying notes.

                               VIEW SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                       Additional          Total
                                                      Common              Paid-in    Accumulated         Stockholders'
                                                         STOCK            CAPITAL       DEFICIT           EQUITY


Balances at January 1, 1998                             $4,150           $156,420         $(162,928)         $(2,358)


Sale of common stock                                       167            249,833                 -          250,000


Net loss                                                     -                  -         (243,5587)        (243,557)
                                                    ----------         ----------        ----------        ---------

Balances at December 31, 1998                            4,317            406,253          (406,485)           4,085


    Sale of common stock                                   952          1,425,377                 -        1,426,329


    Redemption of common stock                            (191)          (396,590)                -         (396,781)


    Issuance of common stock (employee and
      other compensation)                                1,469          2,145,864                 -        2,147,333


    Issuance of common stock (ETMC acquisition)            250            787,250                 -          787,500


    Issuance of common stock (debt conversion)             370            403,838                 -          404,208


    Net loss                                                 -                  -        (3,932,331)      (3,932,331)
                                                     ---------         ----------       ------------      -----------


Balances at December 31, 1999                           $7,167         $4,771,992       $(4,338,816)      $  440,343
                                                        ======         ==========       ===========       ==========


See accompanying notes.

                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                               1999                    1998
                                                           --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(3,932,331)            $(243,557)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                  29,856                 4,706
     Write-off of goodwill and other intangible assets            545,490                     -
     Employee and other compensation paid through
      the issuance of common stock                              2,147,333                     -
     Employee compensation related to stock
      options granted                                              87,420                     -
     Interest paid through issuance of common stock                33,000                     -
   Changes in operating assets and liabilities:
     Accounts receivable                                          (79,679)              (13,599)
     Inventory                                                   (136,639)               (4,574)
     Other assets                                                  (7,007)              (22,650)
     Accounts payable                                             144,035                23,386
     Accrued interest                                              11,000                     -
     Other accrued liabilities                                     16,248                 2,915
                                                             ------------           -----------

          Net cash used in operating activities                (1,141,274)             (253,373)
                                                              -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (50,354)               (6,604)
   Funds advanced to affiliated entities                         (459,180)                    -
   Investment in MediaComm Broadcasting Systems, Inc.             (28,000)
                                                              -----------             ---------

          Net cash used in investing activities                  (537,534)               (6,604)
                                                              -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans provided by stockholders                   177,000               179,869
   Repayment of note payable - bank                                (5,270)                    -
   Proceeds from sales of stock                                 1,426,329               250,000
                                                               ----------              --------

       Net cash provided by financing activities                1,598,059               429,869
                                                               ----------              --------

NET (DECREASE) INCREASE IN CASH                                   (80,749)              169,892

CASH AT BEGINNING OF YEAR                                         169,899                     7
                                                              -----------              --------

CASH AT END OF YEAR                                           $    89,150              $169,899
                                                              ===========              ========

                               VIEW SYSTEMS, INC.

                 For the Years Ended December 31, 1999 And 1998


                                                                                 1999                       1998
                                                                               -----------                ----------
Schedule of noncash investing and financing transactions:

    Common stock issued to effect purchase of
      Eastern Tech Manufacturing, Inc.                                            $787,500              $           -
                                                                                  ========               ============

    Debt issued to effect purchase of
      Eastern Tech Manufacturing, Inc.                                            $148,184              $           -
                                                                                  ========               ============

    Common stock issued for conversion of debt                                    $404,208              $           -
                                                                                  ========               ============

    Common stock redeemed in exchange for receivable                              $396,781              $           -
                                                                                  ========               ============

Cash paid during the period for:

   Interest                                                                        $45,379              $          -
                                                                                  ========               ============

   Taxes                                                                         $       -              $          -
                                                                                  ========               ============



See accompanying notes.

                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

         View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. Operations, from formation to June 30, 1999, have been devoted primarily to raising capital, developing the technology, promotion, and administrative function. As of July 1, 1999 the Company was no longer considered to be in the development stage.

     BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Real View Systems, Inc. ("Real View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates that were used.

     REVENUE RECOGNITION

         The Company and its subsidiaries recognize revenue and the related cost of goods sold upon shipment of the product.

     INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO).

     PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line and accelerated depreciation methods. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation are as follows:

          Equipment                     5 - 7 years
          Software tools                3 years

         Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $29,856 and $4,706, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets and identifiable intangibles (including goodwill) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

     INCOME TAXES

         Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over the estimated useful lives.

     ADVERTISING

         Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $23,256 and $3,959, respectively.

     NONMONETARY TRANSACTIONS

         Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 ACCOUNTING FOR NONMONETARY TRANSACTIONS which requires the transfer or distribution of a nonmonetary asset or liability to be based, generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

     FINANCIAL INSTRUMENTS

         For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

     NET LOSS PER COMMON SHARE

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 1999 and 1998 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

     SEGMENT REPORTING

         The Company has determined that it does not have any separately reportable operating segments as of December 31, 1999 and 1998.

2. FINANCIAL CONDITION

         Since its inception, the Company has incurred significant losses and as of December 31, 1999 had an accumulated deficit of $4.3 million. For the year ended December 31, 1999 the Company's net loss, consisting primarily of non-cash stock based compensation, was $3.9 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through December 31, 2000.

3. BUSINESS COMBINATIONS

         On October 6, 1998, the Company completed its acquisition of Real View located in Columbia, Maryland. As provided under the terms of the merger agreement, Real View became a wholly owned subsidiary of the Company and each of the outstanding shares of the common stock of Real View was converted into 1.33 shares of the Company's common stock. The Company issued 2,000,000 shares of its common stock in connection with the merger. This acquisition was accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of Real View for all periods presented.

         On February 25, 1999, the Company acquired Xyros of Columbia, Maryland, a developer of a computer based system that captures video and audio data surveillance equipment, transmits and stores it within standard personal computer systems. Under the terms of the merger agreement, each of the 100 shares of Xyros's common stock will be exchanged for 1,500 shares of the Company's common stock. This acquisition is accounted for as a pooling of interests and all financial statements and financial information contained herein have been restated to include the accounts and results of operations of Xyros for all periods presented.

         In May of 1999, the Company completed its acquisition of ETMC, a computer parts and accessories manufacturer. The business combination was accounted for as a purchase in which each outstanding share of ETMC common stock was converted into the right to receive a number of shares of the Company's common stock. At closing, the purchase price (as defined in the agreement and plan of merger) of $935,684 was paid by the issuance of 250,000 shares of common stock and the assumption of liabilities for both legal fees and a non-compete clause. The excess cost over net liabilities acquired of $495,344 was recorded as goodwill and was subsequently amortized and written-off (see Note 7).

         The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 1999 of the Company as if the business combination had occurred on January 1, 1999:



         Revenue                                        $  958,147
         Net loss                                       $ (231,524)
         Loss per share                                 $    (0.05)


         The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results that would have occurred if the business combination had taken place at the date and on the basis assumed above.

4.  INVENTORY

           Inventories at December 31, 1999 consisted of the following:


         Finished goods                                 $  42,000
         Work in process                                   32,563
         Raw materials                                     66,650
                                                        ---------

                                                        $ 141,213
                                                        ---------
                                                        ---------

           The Company did not have any inventory as of December 31, 1998.

5.  DUE FROM AFFILIATED ENTITIES

         The Company has advanced non-interest funds to its chief executive officer, a member of his family and a related corporation controlled by the Chief Executive Officer. There were no formal repayment terms associated with these advances. The amount outstanding at December 31, 1999 was $165,352.

         Of the $165,352 due from affiliates, $90,990 is due from a related corporation - View Technologies, Inc. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.

         Additionally, the Company has entered into a licensing agreement with View Technologies, Inc. Under the terms of this agreement, the Company will pay a source code license fee for use of compression software in an amount equal to 5% of gross sales derived from use of the software. Payment of this fee will cease when total fees of $50,000 have been paid. In addition, upon delivery of a copy of the software to a customer, the Company will remit a sublicense fee equal to 5% of gross sales to View Technologies, Inc. This software license agreement commenced in October 1998 and has a ten year term. At December 31, 1999, the Company has yet to generate any sales with respect to this agreement.

6. INVESTMENTS

         The Company owns approximately 14% of the common stock of a privately held entity known as MediaComm Broadcasting Systems, Inc. ("MediaComm"). There is no market for the entity's common shares, and it was impracticable to estimate fair value of the Company's investment. The investment is carried on the balance sheet at original cost of $28,000 or $.03 a share. Following is a summary of pertinent information about the entity for the year at and for the year ended June 30, 1999:


                Total assets                                       $28,129
                                                                   -------
                Total equity                                       $26,630
                                                                   -------
                Net loss                                          $(82,780)
                                                                   -------

 7.  INTANGIBLE ASSETS

           In relation to the business combination with ETMC accounted for under the purchase method of accounting, the Company recorded goodwill in the amount of $495,344. This amount was based on the difference between the fair market value of the Company's stock at the acquisition date and the fair value of ETMC's net assets. During the fourth quarter of 1999, management conducted a thorough review of ETMC's operations, including customer base, current production capacity, and job order backlog. Based on this review, it was determined that there was no basis for the amount of goodwill and the remaining balance of $473,267 was written-off to expense.

           Software development costs of $72,223 relating to internal costs associated with a software product that the Company will not market were also written-off to expense during 1999.

8.  NOTE PAYABLE - BANK

           One of the Company's subsidiaries has a demand note payable with a bank having an outstanding balance of $69,730 as of December 31, 1999. The note bears interest equivalent to the prime rate plus 2% per annum payable monthly and is personally guaranteed by three stockholders and former officers of the Company.

9.  NOTE PAYABLE - STOCKHOLDERS

           In connection with the acquisition of Xyros, the Company assumed liabilities evidenced by notes payable to the stockholders of Xyros. The notes carry an annual interest rate of 10% with interest paid monthly. The notes were due December 31, 1999. The Company has not fulfilled its obligation to repay the notes because of a dispute with the former Xyros stockholders.
The matter is currently in litigation.

10. INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           The components of the net deferred tax asset and liability as of December 31, 1999 are as follows:


       Effect of net operating loss carry forward            $    563,000
         Less valuation allowance                                (563,000)

       Net deferred tax asset (liability)                    $          -
                                                             ============

         The Company has recorded a valuation allowance in an amount equal to the deferred tax asset resulting from its net operating loss carry forward. The Company has net operating loss carry forwards of approximately $1,500,000 at December 31, 1999.

11. STOCK-BASED COMPENSATION

         During the year ended December 31, 1999 the Company granted restricted stock, incentive stock options, non-qualified stock options, and warrants to employees, officers, and independent contractors and consultants.

     RESTRICTED STOCK GRANTS

         The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers, and directors at the discretion of the Board of Directors. During 1999 the Company issued the following shares under this Plan and additional shares at the direction of the Board of Directors:



                                                   Number         Expense
                                                  of Shares     Recognized
                                                 ----------     -----------

      Officers and employees                      1,100,000      $1,755,000
      Independent contractors and consultants       369,000         392,333
                                                 ----------     -----------

                                                  1,469,000      $2,147,333
                                                  =========      ==========


         Officers' and employees' compensation in the amount of $1,755,000 was based on the fair market value of the common stock issued on the date of the grant less a discount of 10% due to the restricted nature of the grant. Independent contractors and consultants expense of $392,333 was based on the estimated value of services rendered.

     STOCK OPTIONS AND WARRANTS

         The Company adopted the 1999 Stock Option Plan during the year. The Plan reserves 4,500,000 shares of the Company's unissued common stock for options. Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of grant.

         A summary of the Company's stock option activity and related information for the year ended December 31, 1999 is as follows:



                                           Common         Weighted
                                            Stock         Average               Range of
                                           Options     Exercise Price        Exercise Prices
                                          --------     --------------        ---------------
    Outstanding at beginning of year             -     $       -                    $       -

      Granted                              504,860          1.56                 0.01 - $2.07
      Exercised                                  -             -                            -
      Expired/cancelled                          -             -                            -
                                          -------       --------                -------------

    Outstanding at end of year             504,860         $1.56                 0.01 - $2.07
                                           =======      ========                =============



     Additionally, the Company has issued warrants to purchase the Company's stock as follows:


                                                     Common                Weighted
                                                       Stock                Average                Range of
                                                     Warrants            Exercise Price        Exercise Prices
                                                     --------            --------------        ---------------
           Outstanding at beginning of year               -                 $  -                  $  -

             Granted                                     454,000                 2.00                  2.00
             Exercised                                    -                     -                     -
             Expired/cancelled                            -                     -                     -
                                                         --------               -----                 ------

           Outstanding at end of year                    454,000                $2.00                 $2.00
                                                         =======                =====                 =====


           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. Compensation expense relating to the granting of stock options at grant prices below the fair value at the date of grant was $87,420 for the year ended December 31, 1999. The fair value of other equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 5.97% - 6.09%; expected volatility of 70.0%; expected option life of 2 years from vesting and an unexpected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts for the year ended December 31, 1999 as follows:


                                               As Reported                               Pro Forma
                                             Net                                     Net
              Year                        Income               Per                Income             Per
             Ended                         (Loss)             Share                 (Loss)          Share
             -----                         ------             -----                 ------          -----
             1999                      $(3,932,330)          $(0.68)            $(4,198,843)       $(0.72)
                                       ===========           ======             ===========        ======


12.  RELATED PARTY TRANSACTIONS

           During the year ended December 31, 1999 the Company redeemed 59,860 shares owned by the Chief Executive Officer for $50,000 in cash and the elimination of $67,719 due to the Chief Executive Officer for a total consideration of $117,719.

           During the year ended December 31, 1999 the Company converted a note payable and related accrued interest to a family member of the Chief Executive Officer in the amount of $200,000 to 200,000 shares of the Company's common stock.

13.  SUBSEQUENT EVENT

           On February 18, 2000 the Company sold to an accredited institutional investment entity 800,000 shares of the Company's common stock, a warrant to purchase (i) 1,000,000 shares of common stock during the five-month period following February 18, 2000, at an exercise price of $2.00 per share, and (ii) 500,000 shares of common stock during the six-month period following February 18, 2000, at an exercise price of $2.00 per share, and another warrant to purchase 1,000,000 shares of common stock during the three-year period following February 18, 2000, at an exercise price of $2.00 per share. At closing, the Company received $400,000. The shares were issued pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The securities purchased pursuant to the investment carry demand and piggyback registration rights.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference to the information contained in the sections captioned "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" in the registrant's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "Commission"). Additional information is as follows:


Name                                   Age                    Position Held
Gunther Than                             52        President, Chief Executive Officer, Chairman of the Board
Dr. Martin Maassen                       56        Director
Dr. David Barbara                        49        Director
Dr. Michael L. Bagnoli                   42        Director
Andrew L. Jiranek                        38        Vice President, Secretary and General Counsel
Bruce Lesniak                            41        Senior Vice President of Corporate Development
David Bruggeman                          56        Vice President of Engineering
John Curran                              58        Vice President of Manufacturing
Linda Than                               46        Comptroller


         The biographies of the Directors, Officers and Key Personnel are set forth below. All Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining Directors.

GUNTHER THAN, PRESIDENT, DIRECTOR AND CEO.

         Gunther Than has served as President, CEO and Chairman of the Board of View Systems, Inc, since September 28, 1998. From May, 1994 to the present, Mr. Than has also been President and CEO of View Technologies, Inc., a systems development corporation providing computer network solutions for diagnostic medical imagery. Mr. Than also has served as President of RealView Systems, Inc. from April, 1994, to the present and, following its acquisition of Eastern Tech Manufacturing Corp., Mr. Than became President and sole Director of Eastern Tech Manufacturing Corp. Prior to View Systems, Inc., he was Vice President and a Principal, from 1980 to 1984, of a large publicly held dental industry supplier. At Patterson, Mr. Than was instrumental in an LBO of Patterson from Beatrice Foods, in which $48,000,000 was borrowed from Security Pacific to procure in excess of $80,000,000 in assets, with Smith Barney handling the transaction. The system changes managed by Mr. Than facilitated repayment of the debt in less than five years. Other business.

         Prior to Patterson Dental Corporation, Mr. Than's career included:
General Manager at Rutland Biotech, Vancouver, Canada, a developer of medical and health related proprietary products; Director of Information Systems of Salkin and Linoff, a Minneapolis, MN retailer of soft goods and ladies apparel, with $100MM in sales and over 500 retail outlets including Peck and Peck; Manager of Systems and Programs, Fairway Foods, a $2MMM sales division of Holiday Worldwide, Inc, and; Systems Programmer, Twin Disc, Inc, a Wisconsin manufacturer of power transmissions for heavy equipment, ships and construction implements.

         Mr. Than is a graduate of the University of Wisconsin, with a dual degree in engineering physics and applied mathematics. He has completed graduate level studies toward a Ph.D. in mathematics at the University Of Wisconsin and towards an MBA at Marquette University. Mr. Than founded RealView Systems, Inc. in 1994 and was elected the sole Director and Officer of View Systems, Inc. in September 1998. Subsequent to assuming control of View Systems, Inc., Mr. Than oversaw the acquisitions of the Company of RealView Systems, Inc., Xyros Systems, Inc and ETMC

BRUCE E. LESNIAK, SENIOR VICE-PRESIDENT OF CORPORATE DEVELOPMENT

         Mr. Lesniak joined the Company on March 1, 1999, as the Company's Senior Vice-President of Corporate Development. He is paid as an independent contractor consultant. He is not an executive officer; however, his title is commensurate with his operational responsibility and authority. Mr. Lesniak has been active in the security industry for over 15 years. The last 14 years were spent with industry leader ADT Security Services. His most recent role as National Director of Business Development aligned him with the industries highest profile accounts. As a Senior Executive with ADT, Mr. Lesniak was instrumental in driving market growth as he guided sales, implemented numerous new product releases and directed the largest and most profitable region in the company. Mr. Lesniak will aid View Systems in developing strategic business plan, create strong partner alliances and build the sales and marketing infrastructure. Mr. Lesniak received an undergraduate degree from Illinois State University and is completing studies toward his Masters in Business Administration. Mr. Lesniak heads corporate development, sales and marketing for the Company. Mr. Lesniak works mainly out of his Milwaukee, Wisconsin office, when not taking business trips for the Company. Mr. Lesniak is currently paid as an independent outside consultant.

ANDREW L. JIRANEK, VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL

         Mr. Jiranek joined the Company on February 1, 1999, as Vice President, Secretary and General Counsel. Prior to joining the Company, Mr. Jiranek conducted a corporate law practice in Baltimore, Maryland with a firm he founded, Jiranek & Harasti, where he concentrated on working with emerging companies, particularly in the high technology industry. Mr. Jiranek continues to maintain a limited relationship with this firm. Prior to that time, Mr. Jiranek worked in the corporate and commercial department at Niles, Barton & Wilmer from 1992 to 1998 and in the corporate and commercial department at Dickstein, Shapiro & Morin from 1991 to 1992. He was a trial attorney in the Honors Program at the Department of Justice from 1988 to 1991, and was a judicial law clerk to the Chief Judge of the federal district court of Montgomery, Alabama during 1987 and 1988. Mr. Jiranek assists the Company with securities compliance, mergers and acquisition, strategic partnering, business development, licensing and other contractual issues, including bid proposal, and employment matters. He also assists with quality control and compliance with ISO certification requirements for documentation and maintenance. He received his Juris Doctorate in 1987 from the College of William and Mary School of Law where he was a Editor for the Law Review and an Economics Degree in 1984 from Princeton University.

DAVID C. BRUGGEMAN, VICE PRESIDENT OF ENGINEERING

         Mr. Bruggeman joined the Company as Vice President of Engineering following the Company's acquisition of Xyros Systems, Inc. on February 25, 1999. He is a non-executive, operational officer. As such, he is responsible for overseeing the hardware design and product development for the Company's products. Prior to joining the Company, from 1997 to 1999, Mr. Bruggeman was Vice President of Operations and a principal of Xyros Systems, Inc. From 1996 to 1997, Mr. Bruggeman was a Vice President of Product Management for Systems of Excellence, Inc., a publically held video conferencing company, where he managed all elements of the corporation's technical hardware and software design and product support. From 1994 to 1995, Mr. Bruggeman was a Director of Project Management and Advanced Programs for MELA Associates, Inc., a privately held
Section 8(a) government contractor, where he directed the activities of a major U.S. Department of Defense program as Program Manager for the migration of legacy financial applications to UNIX open systems MPP platform, design and integration of open servers, test and evaluation of applications on IBM ES/9000 mainframes and UNIX systems. From 1992 to 1993, Mr. Bruggeman was Director of Technologies where he directed the activities of the engineering group in the development of the "FACE to FACE now" PC based video conferencing system.

JOHN CURRAN, VICE PRESIDENT OF MANUFACTURING

         Mr. Curran joined the Company as Vice President of Manufacturing on July 1, 1999. He is not an executive officer of the Company; however, his title reflects his operational responsibilities and authority. He has thirty years of diversified Electronic and Electromechanical Manufacturing Engineering experience. Mr. Curran specializes in start-up manufacturing operations, productivity, and quality assessments. From 1995 to 1999, Mr. Curran was a Manufacturing Engineer with Novatec, Inc, a large privately held producer of plastic molding equipment. From 1991 to 1995, he was a consultant in the electronic component assembly business specializing in startup manufacturing operations, productivity and quality assessment. From 1989 to 1991, he was a Production Manager for Ant Telecommunications, Inc., a large privately held telecommunications research and development company, coordinating all subassembly contractors for in-line engineering changes and revision upgrades. From 1984 to 1989, he was a Director of Operations with Gould, Inc., a publicly traded electronic engineering firm, responsible for manufacturing engineering, production and production planning and material control. From 1979 to 1984, he was a Senior Production Manager with COMSAT General Telesystems, Inc., a large publicly traded telecommunications company, responsible for the fabrication of all products in the manufacturing department. Mr. Curran is a graduate of the University of Maine, receiving a bachelor's degree in business administration in 1965.

LINDA THAN, COMPTROLLER

         Ms. Than began functioning as the Business Manager and Comptroller for daily operations of the Company with responsibilities for bookkeeping, payables, receivables, and other financial aspects of day to day operations in September, 1998. She is not an executive officer; however, her title reflects her operational responsibilities and authority. She works mainly out of the Company's Denver, Colorado offices. Prior to assuming this position, from 1994 to 1998, Ms. Than was the Comptroller and Business Manager for RealView Systems, Inc., and View Technologies, Inc. Ms. Than continues to function as Business Manager and Comptroller for RealView Systems, Inc. and View Technologies, Inc. From 1990 to 1994, Ms. Than served as business manager for a group dental practice where her duties included physician recruitment and bottom line performance of the business. Ms. Than continues to have limited involvement with this dental practice. Linda Than is the wife of Gunther Than.

         Additional directors of the Company are:

DAVID MICHAEL BARBARA, JR. M.D.

         Dr. Barbara has held a variety of executive positions with hospitals in Lafayette, Indiana and has been a surgeon with a 120-physician multi-specialty clinic since 1986. For the past five years, he has been a partner in two privately held pathology physician groups, where he has assumed administrative and business duties. He holds a BA from Xavier University and MD from the University of Kentucky, and is a board certified surgeon.

MARTIN MAASSEN, MD

         Dr. Maassen is board-certified in Internal Medicine and Emergency Medicine and has served as a Staff Physician in the Emergency Departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals in Indiana since 1977. In addition to practicing medicine he maintains an expertise in computer technologies and their medical applications. He holds a Bachelors and a MD degree from Indiana University.

MICHAEL L. BAGNOLI, D.D.S., M.D.,

Dr. Bagnoli holds (joint/dual) degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery with a private physician group in Lafayette, Indiana. Through his practice, he introduced arthroscopic surgery along with the full scope of arthroplastic and total joint reconstruction to the community. Dr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which sold to a larger interest in 1994.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "EXECUTIVE COMPENSATION" in the registrant's definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the registrant's definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "CERTAIN TRANSACTIONS WITH MANAGEMENT" in the registrant's definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the Commission.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS
         --------

         2.1 (1) Resolution of Shareholders of RealView Systems, Inc. and Resolution of Board of Directors of View Systems, Inc. Approving and Evidencing View Systems, Inc. Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc.

         2.2 (1) View Systems, Inc. Acquisition Agreement and Plan of Reorganization With Xyros Systems, Inc.

         2.3 (1) View Systems, Inc. Acquisition Agreement and Plan of Reorganization With ETMC.

         2.4 (1) Letter of Intent to Form Joint Venture Corporation Between Netserv Caribbean, Ltd. and View Systems, Inc.

         3.1 (1) Articles of Incorporation and all Articles of Amendment of View Systems, Inc.

         3.2 (1)  By-Laws of View Systems, Inc..

         4.1 (1) Agreement with Columbia Financial Group Granting Warrants and Stock and Granting Piggyback Registration Rights.

         4.2 (1) Form of Subscription Agreement For 8/8/99 Rule 505 (Amended to Be Rule 506) Offering and Terms of Offering Pages From Private Placement Memorandum, Dated August 8, 1999, Describing Rights of Subscribers.

         4.3 (1) Form of Subscription Agreement For 11/11/99 Rule 506 Offering and Terms of Offering Pages From Private Placement Memorandum, Dated November 11, 1999, Describing Rights of Subscribers.

         4.4 (1) Subscription Agreement Between View Systems, Inc. and Lawrence Seiler for 170,000 Shares, Granting Registration Rights to 100,000 Shares.

         4.5 (1)  Lock-Up Agreement With Lawrence Seiler.

         4.6 (1) Consulting Agreement with Tom Cloutier Granting Warrants and Registration Rights

         4.7 (1) Consulting Agreement with Guy Parr Granting Warrants and Registration Rights

         4.8 (1)  Form of Stock Certificate.

         4.9 (1)  Consulting Agreement with Magnum Worldwide Investments, Ltd.

         4.10 (1) Escrow Agreement with Bank For Proceeds of Offering (To Be Provided By Amendment)

         4.11 (1) Subscription Agreement Between View Systems, Inc. and Leokadia Than

         4.12 (1) Form of Subscription Agreement Between View Systems, Inc. and Jim Price and Tim Rieu

         4.13 (2) Subscription and Investment Representation Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

         4.14 (2) First Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

         4.15 (2) Second Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

         4.16 (2) Registration Rights Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

         10.1 (1)  View Systems, Inc. Employment Agreement with Gunther Than

         10.2 (1)  View Systems, Inc. Employment Agreement with Andrew L.
Jiranek

         10.3 (1)  View Systems, Inc. Engagement Agreement with Bruce Lesniak

         10.4 (1)  View Systems, Inc. Employment Agreement with David Bruggeman

         10.5 (1)  Eastern Tech Mfg. Corp. Employment Agreement with John Curran

         10.6 (1)  Lease Agreement Between View Systems, Inc. and Lawrence
Seiler

         10.7 (1) Stock Redemption Agreement, dated May 27, 1999, Between View Systems, Inc. and Gunther Than

         10.8 (1) Stock Redemption Agreement, dated September 30, 1999, Between View Systems, Inc. and Gunther Than

         10.9 (1)  View Systems, Inc. 1999 Restricted Share Plan

         10.10 (1) Restricted Share Agreement with Bruce Lesniak (Lesniak & Associates)

         10.11 (1)  Restricted Share Agreement with John Curran

         10.12 (1)  Restricted Share Agreement with David Bruggeman

         10.13 (1)  Restricted Share Agreement with Gunther Than

         10.14 (1)  Restricted Share Agreement with Andrew Jiranek

         10.15 (1)  Restricted Share Agreement with Linda Than

         10.16 (1)  View Systems, Inc. 1999 Employee Stock Option Plan

         10.17 (1)  Non-qualified Stock Option Agreement with Gunther Than

         10.18 (1)  Non-qualified Stock Option Agreement with Andrew Jiranek

         10.19 (1)  Qualified Stock Option Agreement with Gunther Than

         10.20 (1)  Qualified Stock Option Agreement with Andrew Jiranek

         10.21 (1)  Promissory Notes from Xyros Systems, Inc. to Ken Weiss

         10.22 (1)  Promissory Notes from Xyros Systems, Inc. to Hal Peterson

         10.23 (1)  Loan Agreement Between Xyros Systems, Inc. and Columbia Bank

         10.24 (1)  Letter From Columbia Bank Extending Term of Loan

         10.25 License Agreement With Visionics Corporation for FaceIt Developer Kit, effective August 1996

         10.26 License Agreement Between Lead Technologies, Inc. and View Systems, Inc. for Video OCR software

         10.27 License Agreement Between View Systems, Inc. and Annasoft Systems for Microsoft Operating Software

         13.1 (1) 10Q-SB for Third Quarter, 1999 (Incorporated By Reference To Earlier Filing)

         21. (1)  Subsidiaries of Registrant.

         23.1 Consent of Stegman & Company

         27 Financial Data Schedule for the year ended December 31, 1999.

--------------------------------------------------------------------------------


         (1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Commission on January 11, 2000.

         (2) Incorporated by reference to Registrant's Form 8-K filed with the Commission on February 19, 2000.



(b)  REPORTS ON FORM 8-K

         NONE

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VIEW SYSTEMS, INC.


              By:  /s/Andrew L. Jiranek                    Date:  March 30, 1999
                 ---------------------------------------
                 Andrew L. Jiranek, Vice President,
                 General Counsel, and Secretary


Date:  March 30, 1999

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew L. Jiranek, jointly and severally, his or her respective attorney-in-fact, with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Gunther Than                                     Date:  March 30, 2000
     ---------------------------------------
     Gunther Than, President,
     Chief Executive Officer and
     Chairman of the Board

By:  /s/ Andrew L. Jiranek                               Date:  March 30, 2000
     ---------------------------------------
     Andrew L. Jiranek, Vice President,
     General Counsel, and Secretary

By:  /s/  Martin J. Maassen                              Date:  March 30, 2000
     ---------------------------------------
     Martin J. Maassen, Director

By:  /s/  David Barbara                                  Date:  March 30, 2000
     ---------------------------------------
     David Barbara, Director

By:  /s/   Michael Bagnoli                               Date:  March 30, 2000
     ---------------------------------------
     Michael Bagnoli, Director

By:  /s/ Linda Than                                      Date:  March 30, 2000
     ---------------------------------------
     Linda Than, Comptroller



                                  EXHIBIT 10.25


                  LICENSE AGREEMENT WITH VISIONICS CORPORATION
                 FOR FACEIT DEVELOPER KIT, EFFECTIVE AUGUST 1996




                                  EXHIBIT 10.26


                         LICENSE AGREEMENT BETWEEN LEAD
        TECHNOLOGIES, INC. AND VIEW SYSTEMS, INC. FOR VIDEO OCR SOFTWARE




                                  EXHIBIT 10.27

                         LICENSE AGREEMENT BETWEEN VIEW
       SYSTEMS, INC. AND ANASOFT SYSTEMS FOR MICROSOFT OPERATING SOFTWARE