Form 10KSB/A
period 1999-12-31
VIEW SYSTEMS INC
filed 2000-04-05
CIK 1075857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders scheduled to be held on June 30, 2000 have been incorporated by reference in Part III of this Form 10-KSB. In addition, exhibits from the Registrants registration statement filed on Form SB-2 on January 11, 2000 and Registrant's Form 8-K filed on February 19, 2000 have been incorporated by reference.

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

SECUREVIEW(TM) LINE OF PRODUCTS

         The Company is selling SecureView(TM) as a line of digitally recorded, remote monitoring systems that allow a user to view its existing closed circuit television (CCTV) system remotely. Using SecureView(TM), a user can dial into his CCTV system and view the video (and audio) output from the system's cameras (and microphones). These systems store video (and audio) output on computer hard discs, rather than VCR tapes, for retrieval real time or at a later date. The images can be stored and retrieved selectively dependent on events and other triggers from sensing devices such as motion detectors. The systems are also programmable, in the sense that they can be pre-set to take certain actions when certain events are sensed in the surveillance area. For example, they can be programmed to begin recording when motion is sensed in a surveillance area or to notify the user if the system is not functioning properly. The SecureView(TM) systems come standard with up to 21 days storage. SecureView(TM) allows the user to retrieve images through the use of sequenced indexing, as contrasted with a VCR, where a user must search an entire tape to review a critical event, often fast forwarding and rewinding. In addition, the Company's digital systems employ video data compression saving space and time for transmission on low bandwidth channels such as plain telephone twisted pair wiring.

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

-    Plug and play technology minimizes installation cost

-    Enables user to visually access and monitor business off-site

-    Security stamp (Watermark) on video assures Authenticity

- Adds higher level of employee security when connected to a 24 hour monitoring station

VIEWSTORAGE(TM)

     The Company is currently developing ViewStorage(TM) as a competitively priced VCR replacement device that fits existing analog CCTV systems. This storage device will record video output digitally, and it will store up to 7 days worth of video output from cameras, without the burden of handling VCR tapes (typically 24 hours per tape). Video recording can be programmed for continuous recording, timed "Guard Tour" recording, or event driven recording. Unlike images stored on tape, images stored on this VCR replacement device do not degrade over time. It also does not require the on-going and expensive maintenance required by VCR recording devices. ViewStorage(TM) is modular in nature in that it can be expanded to add additional storage, up to an amount that meets the requirements of each particular customer. ViewStorage(TM) also has features that replace other CCTV security components, such as video multiplexers, sequencers, alarm controllers, and video switches. This product has a unique "camera and date/time filtering" feature which allows the user to immediately locate the video recorded on a camera at a given time and date. The user controls ViewStorage(TM) from front panel buttons or an infrared remote controller that controls the menu and setup options displayed on a video review monitor. The Company expects to complete a working prototype of ViewStorage(TM) by later in 2000, with a product release to market by the third quarter of calendar year 2000.

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

     The Company licenses facial identification and database software for FaceView(TM) from Visionics Corp. and integrates this software into its own proprietary software. The advanced biometrics software developed by Visionics Corp. captures facial information from live video and creates audit trails, including components for automatic head finding, tracking, cropping, image quality control and matching, and acts as a search engine against a database of facial records and builds databases of time stamped facial records from live or recorded video, checking those records against a watch list, in real time

     FaceView(TM) requires only one View Systems SecureView(TM) system, and a local PC workstation (or network server). SecureView(TM) enhances FaceView(TM) by allowing you to view your system from any location. One to four cameras on the SecureView(TM) system can be scanned continuously for facial images. When a face is detected in the field of view, the system processes the image and creates a "Faceprint" digital code of the face. This code is then compared against "Faceprint" digital codes previously stored in your database on the local PC workstation or other network component.

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

MARKETING AND CUSTOMERS

     According to studies accepted by the Company's competitors in the industry, the market size for closed circuit tv systems is at least $2,200,000,000 per year, with this market size increasing at a rate of 12 - 15% per year. The increased functionality that digital technology introduces to CCTV systems has made this a very dynamic and rapidly growing market. The Company is distributing and will distribute its SecureView(TM) line of products, with add-on features, such as FaceView(TM), to this market through a network of value-added resellers, OEMs and strategic partners. The Company has current ongoing VAR arrangements with 20 small and medium sized domestic and international resellers and is actively selling its products through these distribution channels. In limited circumstances, the Company has allowed its resellers to purchase limited quantities of its products before requiring them to execute its standard reseller agreement. The Company's standard reseller agreement is non-exclusive and allows the reseller to purchase products from the Company at a discount to its suggested retail prices. The Company requires its resellers to actively market its products and the Company reserves the right to periodically audit its resellers.

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

MANUFACTURING AND SUPPLIERS

         The Company does not manufacture any of the hardware in its systems; rather, the Company assembles its systems by integrating commercially available hardware and software together with its proprietary software. The Company licenses software modules that is integrated into its proprietary software and installed on its systems, and then licensed and distributed to end-users. This software includes wavelet image compression/decompression software from Aware, Inc., optical character recognition software from Lead Technologies, Inc., operating software from Microsoft Corporation, and facial recognition and database software from Visionics, Inc. The Company believes that it can continue to obtain components for its systems at reasonable prices from a variety of sources. Although the Company has developed certain proprietary hardware components for use in its SecureView products and purchased some components from single source suppliers, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices. The Company has distribution licenses with Aware, Inc., Lead Technologies, Inc. and Avasoft Corporation, authorized distributor for Microsoft Corporation. The Company currently has a beta site agreement with Visionics, Inc. and is negotiating a distribution license. There can be no assurance, however, that the Company will be able to obtain a distribution license at favorable prices from Visionics, Inc.

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

     In 1999, the Company recognized $212,841 of research and development expense.

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



                                                     HIGH       LOW

Fourth Quarter 1998................                  3.25     1.85
First Quarter 1999.................                  6.35     2.0
Second Quarter 1999................                  5        2.25
Third Quarter 1999.................                  3.15     1.75
Fourth Quarter 1999................                  3.65     1.75


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

     Operating expenses for the year ended December 31, 1999, increased to $3,438,420 , compared with $254,104 in 1998. Most of the Company's operating expenses, $2,264,000, in 1999 were attributable to the issuance of shares of the Company's common stock as compensation and incentive, and as a means to attract and retain qualified personnel. It does not represent actual cash outlays by the Company. When adjusting for this expense item, our operating expenses from actual cash outlays would be reduced to $1,174,000. Much of this expense can be attributed to a significant company focus on sales, marketing, investor relations and promotion, as well as research and development outlays that increased to $212,841 in 1999. We plan to build a larger sales force in 2000, as well as spending increasing amounts on trade shows, advertising and promotion and, therefore, we expect to continue significant outlays in the areas of sales, marketing, investor relations and promotions.

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

     During 1999, the Company's cash decreased from $169,899 at December 31, 1998 to $89,150 at December 31, 1999. Net cash used in operating activities was $1,141,274 for the year ended December 31, 1999. Net cash used in investing activities of $537,534 consisted primarily of $459,180 in funds advanced to affiliated entities. Net cash generated from financing activities of $1,598,059 consisted primarily of proceeds received from the sale of stock. The Company has three short-term debt obligations. The Company owes the principal amount of $110,000 to two former managers of Xyros, which the Company acquired on February 25, 1999, and a demand loan of approximately $70,000 to Columbia Bank. The loans to the former managers came due on December 31, 1999.

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







Stegman & Company
Baltimore, Maryland
March 24, 2000

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
                                                                   ===========


   See accompanying notes.

                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         1999                   1998
                                                  ------------            ----------
   REVENUE:
     Sales and other income                           $310,057            $   31,438
     Cost of goods sold                                258,478                20,891
                                                      --------            ----------

   GROSS PROFIT ON SALES                                51,579                10,547
                                                     ---------            ----------

   OPERATING EXPENSES:
     Advertising and promotion                          23,256                 3,959
     Business development expense                      140,000                -
     Contributions                                       2,500                -
     Depreciation                                       29,856                 4,706
     Dues and subscriptions                              3,379                   250
     Employee compensation and benefits              2,094,959                -
     Insurance                                          17,038                 1,268
     Interest                                           56,379                10,054
     Investor relations                                212,086                45,415
     Miscellaneous expense                              19,235                 1,343
     Office expenses                                    73,002               106,375
     Professional fees                                 317,100                10,819
     Rent                                               74,628                52,204
     Repairs and maintenance                            10,167                -
     Research and development                          212,841                -
     Taxes - other                                       3,201                -
     Telephone                                          28,398                -
     Travel and entertainment                          106,194                13,465
     Utilities                                          14,201                 4,246
                                                     ---------              --------

         Total operating expenses                    3,438,420               254,104
                                                     ---------              --------

LOSS BEFORE WRITE-OFF OF GOODWILL
   AND OTHER INTANGIBLE ASSETS                      (3,386,841)             (243,557)

WRITE-OFF OF GOODWILL AND
   OTHER INTANGIBLE ASSETS                             545,490                     -
                                                   -----------             ---------

NET LOSS                                           $(3,932,331)            $(243,557)
                                                   ===========             =========

LOSS PER SHARE:
     Basic                                          $(0.68)                    (.06)
                                                    ======                     ====

     Diluted                                        $(0.68)                    (.06)
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

         10.24 (1)  Letter From Columbia Bank Extending Term of Loan

         10.25 License Agreement With Visionics Corporation for FaceIt Developer Kit, effective August 1996

         10.26 License Agreement Between Lead Technologies, Inc. and View Systems, Inc. for Video OCR software

         10.27 License Agreement Between View Systems, Inc. and Annasoft Systems for Microsoft Operating Software

         21. (1)  Subsidiaries of Registrant.

         23.1 Consent of Stegman & Company

         24.1 Power of attorney (see page 37)

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

                               VIEW SYSTEMS, INC.


              By:  /s/Andrew L. Jiranek                   Date:  April 5, 2000
                 ---------------------------------------
                 Andrew L. Jiranek, Vice President,
                 General Counsel, and Secretary


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