Form 10QSB
period 2000-03-31
VIEW SYSTEMS INC
filed 2000-05-15
CIK 1075857

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-30178

                               VIEW SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

         Florida                             59-2928366
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 Incorporation or organization)

                             925 West Kenyon Avenue,
                            Englewood, Colorado 80110
                    (Address of Principal Executive Offices)

                                 (303) 783-9153
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No  __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X    No  __

                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,186,080 shares of common stock as of March 15, 2000.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X

                                TABLE OF CONTENTS

Part I Financial Statements.....................................................................2
Consolidated Balance Sheet......................................................................3
Consolidated Statement of Operations............................................................4
Consolidated Statement of Stockholder's Equity..................................................5
Statement of Cash Flows.........................................................................6
Notes to Interim Financial Statements...........................................................7
Management Discussion and Analysis..............................................................9
PART II........................................................................................18
Legal Proceedings..............................................................................18
Changes In Securities..........................................................................19
Defaults Upon Senior Securities................................................................20
Submission of Matters To A Vote of Security Holders............................................20
Other Information..............................................................................20
Exhibits And Reports On Form 8-K...............................................................20

ITEM 1. FINANCIAL STATEMENTS

     SEE NEXT PAGE

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                 March 31,       December 31,
                                                                   2000               1999
                                                               -------------    ------------
                                                               (Unaudited)
CURRENT ASSETS:
    Cash                                                       $   122,004      $    89,150
    Accounts receivable                                             87,113           93,278
    Inventory                                                      135,764          141,213
                                                               -----------     ------------
             Total current assets                                  344,881          323,641
                                                               -----------     ------------

PROPERTY AND EQUIPMENT:
    Equipment                                                      351,848          344,638
    Leasehold improvements                                          19,533            4,000
                                                              ------------   --------------
                                                                   371,381          348,638
        Less accumulated depreciation                               61,186           48,296
                                                              ------------    -------------
             Net value of property and equipment                   310,195          300,342
                                                               -----------     ------------

OTHER ASSETS:
    Investments                                                     28,000           28,000
    Due from affiliated entity                                      80,712           90,990
    Due from stockholders                                           94,362           74,362
    Deposits                                                         7,007            7,007
                                                             -------------   --------------
             Total other assets                                    210,081          200,359
                                                               -----------     ------------
             TOTAL ASSETS                                      $   865,157      $   824,342
                                                                ==========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $   126,059      $   174,106
    Note payable - bank                                             68,114           69,730
    Notes payable - stockholders                                   110,000          110,000
    Accrued interest payable                                        13,750           11,000
    Other accrued liabilities                                       24,169           19,163
                                                              ------------   --------------
                  Total current liabilities                        342,092          383,999
                                                               -----------    -------------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001
       50,000,000 shares authorized,
       8,108,781 shares issued and outstanding                       8,109               --
       7,167,203 shares issued and outstanding                          --            7,167
    Additional paid-in capital                                   5,282,755        4,771,992
    Accumulated deficit                                         (4,767,799)      (4,338,816)
                                                                ----------     ------------
                  Total stockholders' equity                       523,065          440,343
                                                                ----------    -------------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                               $   865,157      $   824,342
                                                               ===========     ============

                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                       March 31,         March 31,
                                                         2000               1999
                                                     -------------    ---------------
                                                     (Unaudited)       (Unaudited)
REVENUE:

         Sales of security systems                    $  17,900      $  19,117
         Sales of assembled electronic components        92,512             --
                                                   ------------  -------------
              Total sales                               110,412         19,117
         Cost of goods sold                              60,395          1,206
                                                   ------------  -------------
GROSS PROFIT ON SALES                                    50,017         17,911
                                                   ------------  -------------
OPERATING EXPENSES:
         Advertising and promotion                       10,418             --
         Depreciation                                    12,890              8
         Dues and subscriptions                             820            219
         Insurance                                        2,633          1,108
         Interest                                         6,190          6,477
         Investor relations                              33,865             --
         Miscellaneous expense                            1,699            909
         Office expenses                                 36,216         34,701
         Professional fees                               96,378         64,631
         Rent                                            27,985          3,900
         Repairs and maintenance                          4,493          1,960
         Research and development                        63,765          2,698
         Salaries and benefits                          131,040         49,429
         Sales promotions                                26,513             --
         Taxes - other                                    4,205             --
         Travel                                          16,905         11,893
         Utilities                                        2,985          3,983
                                                   ------------  -------------
                  Total operating expenses              479,000        181,916
                                                   ------------  -------------
NET LOSS FOR THE THREE MONTHS                         $(428,983)     $(164,005)
                                                    ===========   ============
LOSS PER SHARE:
     Basic                                            $   (0.06)     $   (0.04)
                                                    ===========   ============
     Diluted                                          $   (0.06)     $   (0.04)
                                                    ===========   ============

                               VIEW SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999,
                    AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                   Additional                          Total
                                                   Common           Paid-In        Accumulated      Stockholders'
                                                    Stock           Capital          Deficit           Equity
                                                 -----------      -----------      -----------      -----------
Balances at January 1, 1999                      $     4,317      $   406,253      $  (406,485)     $     4,085
    Sale of common stock                                 500          747,100               --          747,600
    Net loss for the three months
      ended March 31, 1999                                --               --         (164,005)        (164,005)
                                                 -----------      -----------      -----------      -----------
Balances at March 31, 1999 (Unaudited)                 4,817        1,153,353         (570,490)         587,680
    Sale of common stock                                 452          678,277               --          678,729
    Redemption of common stock                          (191)        (396,590)              --         (396,781)
    Issuance of common stock
      (employee and other compensation)                1,469        2,145,864               --        2,147,333
    Issuance of common stock
      (ETMC acquisition)                                 250          787,250               --          787,500
    Issuance of common stock
      (debt conversion)                                  370          403,838               --          404,208
    Net loss for the period of April 1, 1999
      to December 31, 1999                                --               --       (3,768,326)      (3,768,326)
                                                 -----------      -----------      -----------      -----------
Balances at December 31, 1999                          7,167        4,771,992       (4,338,816)         440,343
    Sale of common stock                                 857          509,918               --          510,775
    Stock options exercised                               85              845               --              930
    Net loss for the three months
        ended March 31, 2000                              --               --         (428,983)        (428,983)
                                                 -----------      -----------      -----------      -----------
Balances at March 31, 2000 (Unaudited)           $     8,109      $ 5,282,755      $(4,767,799)     $   523,065
                                                 ===========      ===========      ===========      ===========

                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                         March 31,         March 31,
                                                           2000               1999
                                                        ---------      ---------
                                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(428,983)     $(164,005)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                        12,890             --
       Changes in operating assets and liabilities:
         Accounts receivable                                6,165         (9,894)
         Inventory                                         (5,449)        (1,200)
         Accounts payable                                 (48,047)        (5,153)
         Accrued interest                                   2,750             --
         Other accrued liabilities                          5,006         (1,422)
                                                   --------------   ------------
         Net cash used in operating activities           (444,770)      (181,674)
                                                   --------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                    (22,743)      (111,205)
    Funds advanced to affiliated entities                 (10,278)      (204,580)
    Investment in MediaComm Broadcasting, Inc.                 --        (28,000)
                                                   --------------   ------------
       Net cash used in investing activities              (12,465)      (343,785)
                                                  ---------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds advanced (to) from shareholders                 (20,000)        20,150
    Repayment of note payable - bank                       (1,616)            --
    Proceeds from sales of stock                          511,705        747,600
    Repayment of loans payable                                 --        (12,323)
                                                   --------------   ------------
       Net cash provided by financing activities          490,089        775,427
                                                   --------------   ------------
NET INCREASE IN CASH                                       32,854        229,968
CASH AT BEGINNING OF PERIOD                                89,150        169,899
                                                   --------------   ------------
CASH AT END OF PERIOD                                   $ 122,004      $ 399,867
                                                    =============    ===========

                               VIEW SYSTEMS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

         PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line and accelerated depreciation methods. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes or computing depreciation are as follows:

                  Equipment                        5-7 years
                  Software tools                     3 years

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

         MONETARY TRANSACTIONS

         Non-monetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 ACCOUNTING FOR NON-MONETARY TRANSACTIONS which requires the transfer or distribution of a non-monetary asset or liability to be based, generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

         FINANCIAL INSTRUMENTS

         For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

         NET LOSS PER COMMON SHARE

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2000 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

         SEGMENT REPORTING

         The company has determined that it does not have any separately reportable operating segments as of March 31, 2000.

2. FINANCIAL CONDITION

         Since its inception, the Company has incurred significant losses and as of March 31, 2000 had an accumulated deficit of $4.8 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included in this Report.

OVERVIEW

We have two business lines:

         1. Production and sale of Closed Circuit TV Digital Systems used for security and surveillance; and

         2. Providing contract assembly services for electronic components, including printed circuit boards, cables, wire harnesses and complete electronic systems.

         In the Security Systems product business line, we are earning revenues from digital recording and video management products ("Surveillance Products") and digital identification products ("Identification Products") based on our proprietary software and hardware designs. We use an open architecture design approach to our products that allows compatibility with commercially available computer and video hardware and software. We manufacture and distribute our products from our facility in Columbia, Maryland.

         In the electronic component assembly service business line, we are earning revenue from contracts to manufacture electronic components, subassemblies and complete systems in accordance with customer requirements. Typically, we bid a job based on customer specifications, and deliver product according to an agreed test and delivery schedule. We have an established base of customers who are referring a steady flow of business in both the commercial and government sectors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         NET SALES AND GROSS PROFIT.

         Gross profit on sales for the three months ended March 31, 2000, was $50,017, an increase of $32,106 or 179% from $17,911 in the three months ended March 31, 1999. Gross profit margin for the three months ended March 31, decreased from 94% in the three months ended March 31, 1999, to 45% in the three months ended March 31, 2000. At these low sales amounts, we consider the gross profit margin fluctuation to be non-material. The gross profit margin should stabilize with increased sales. The Results of Operations for the three months ended March 31, 2000, includes the operations from contract electronic component assembly services that we acquired through the acquisition of Eastern Tech Manufacturing Corp. on May 25, 1999. The Results of Operations for the three months ended March 31, 1999, did not include any operations from contract electronic component assembly services. Our gross profit margins for contract electronic component assembly service offerings are generally lower than profit margins for our security system product offerings.

         Operating expenses for the three months ended March 31, 2000, increased to $479,000, compared with $181,916 for the comparable period ended March 31, 1999. The increase can be attributed to expanded operations and increased expenditures in the areas of sales and marketing, research and development and investor relations. We are building a larger sales force, as well as spending increasing amounts on trade shows, market research and advertising and promotion and, therefore, we expect to continue significant outlays in the areas of sales, marketing, investor relations and promotions. We are also endeavoring to bring several new products to market in 2000, as well as upgrading and enhancing existing products, all of which is contributing to increased expenditures in the area of research and development.

         As a result of the foregoing, net loss was $(428,983) for the three months ended March 31, 2000, compared to a net loss of $(164,005) for the three months ended March 31, 1999.

         REVENUE

         Our revenue is derived from (1) sales of systems, included embedded software, and supplies from maintenance services on the systems; and (2) sales of contract electronic component and system assembly and test services. For the three months ended March 31, 2000, we derived $17,900 from sales of systems and $92,512 from sales of contract manufacturing and test services. Revenue increased approximately 578% from $19,117 for the three months ended March 31, 1999, to $110,412 for the three months ended March 31, 2000. The increase in revenue during the three-month period ended March 31, 2000, from the comparable year-ago-period, is attributable to the acquisition of Eastern Tech Manufacturing Corporation ("ETMC"), and ETMC's on-going revenue base, and from increased sales of our security systems. We plan to bring three products in development, WebView-TM-, CareView-TM- and FaceView-TM-, to market later in 2000. In addition, we will introduce significant enhancements and upgrades to our SecureView-TM- product line in 2000. We expect these new product offerings will contribute to a growth in revenues from sales of product in 2000.

         COSTS AND EXPENSES

         COSTS OF PRODUCTS AND SERVICES SOLD The cost of products and services sold, consisting principally of the costs of hardware components, labor, supplies and software amortization, increased from $1,206 for the three months ended March 31, 1999, to $60,395 for the three months ending March 31, 2000, and represented %16 of revenue for the three months ended March 31, 1999 and 55% of revenue for the three months ended March 31, 2000. The increase resulted from higher total revenue and a shift in our business lines from to security and surveillance systems and contract electronic component assembly and test work. We will introduce engineering changes in our products in the second quarter of calendar year 2000 that will lower component costs and, therefore, costs of goods sold for our security products. In addition, a large portion of our revenue during the three-month period ended March 31, 2000, is derived from sales of contract electronic component assembly services. The costs of these services are greater as a percentage of revenues that the costs of our security products. Therefore, we expect our costs of goods sold will decline as revenues of our security products increase as a percentage of our total revenue

         SALARIES AND BENEFITS We spent $131,040 in salaries and benefits for the three months ended March 31, 2000, as compared to $49,429 in salaries and benefits for the three months ended March 31, 1999. We have a larger payroll in the three months ended March 31, 2000, than we did in the three months ended March 31, 1999, due to absorbing the employees we acquired from our acquisition of Eastern Tech and the general growth in the Company.

         RESEARCH AND DEVELOPMENT EXPENSE. We spent $63,765 for the three months ended March 31, 2000, as compared with $2,698 for the three months ended March 31, 1999 on research and development costs. This would represent 67 % of revenue for the three months ended March 31, 2000.

         INVESTOR RELATIONS EXPENSE. Investor relations' expenses were $33,865 for the three months ended March 31, 2000. The size of our public float of securities steadily increased during the first quarter, as well as the volume of trading in our stock. As a result of our obligation to provide regular information to our shareholders about material developments in the company, as well as respond to an increasing volume of investor inquiries resulting from our general development and public nature, we have had to devote more expenditure to this category. We expect these expenditures will continue, and grow as the size of our public float increases, the number of broker/dealers making a market in our stock increases and the volume of trading in our stock increases.

         PROFESSIONAL FEES. Professional fees were $96,378 for the three-month period ended March 31, 2000, as compared with $64,631 in the three-month period ended March 31, 1999.

         NET OPERATING LOSS. We incurred approximately $428,983 of net operating loss carry forwards for the three-month period ended March 31, 2000, which may be used to offset taxable income and income taxes in future years.

The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards begin to expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards, which can be used. No tax benefit has been reported in the financial statements for the three months ended March 31, 2000 and 1999.

         LIQUIDITY AND CAPITAL RESOURCES. During the three months ended March 31, 2000, we funded our cash requirements primarily through equity transactions. We received $511,705 in equity investments during this time period. We used the funds from those transactions to provide working capital and for general corporate purposes, including paying expenses we incurred in connection with increased sales and marketing activities and research and development. As of March 31, 2000, we had total assets of $865,157, and total liabilities of approximately $342,092, resulting in stockholder's equity of $523,065

         During the three months ended March 31, 2000, our cash increased $31,924 from $89,150 at December 31, 1999, to $121,074 at March 31, 2000. Net
cash used in operating activities was $444,700 for the three months ended March 31, 2000. Net cash used in investing activities of $12,465 consisted largely of approximately $15,000 that we spent on leasehold improvements and approximately $10,000 that we advanced to an affiliated entity, View Technologies, Inc. Net cash generated from financing activities of $490,089 consisted primarily of $511,705 in proceeds received from the sale of stock, reduced by $20,000 which was loaned to Gunther Than, our President and CEO, and $1,616 which was used to pay outstanding principal on our loan to Columbia Bank, which has been reduced to an outstanding principal balance of $68,144. We have two other short-term debt obligations. We owe the stated principal amount of $110,000 to two former managers of Xyros, which the Company acquired on February 25, 1999. We are investigating whether this debt is properly stated, but have accepted it for financial reporting purposes only. The purported loans to the former managers purported to come due on December 31, 1999.

         During the three months ended March 31, 2000, net cash used in operating activities of $440,770 consisted primarily of a net loss of $428,983 and decreases in accounts receivable of $6,165 and increases in inventory of $5,449, offset by decreases in accounts payable of $48,047 and increases in accrued liabilities of $5,006 and accrued interest of $2,750.

         As of March 31, 2000, the Company had $2,789 in net working capital, including $87,113 of trade accounts receivable and $135,764 in inventory. We are carrying the notes payable to the former shareholders of Xyros as a current liability (outstanding principal of $110,000 and accrued interest payable of $13,750), even though we are investigating whether these notes are properly stated and properly due and payable. We are currently in litigation with one of the holders of these notes, Hal Peterson, a former officer and director of Xyros, and it may well be that the amount of these notes are not properly stated as a current liability. On our accounts receivable, days sales outstanding, calculated using an average accounts receivable balance, were approximately 45 days as of March 31, 2000. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of March 31, 2000, we have not granted material payment term extensions.

         Our principal sources of liquidity are our cash, investment capital and cash generated from operating activities. We have outstanding warrants with Rubin Investment Group, with an exercise price of $2.00, to purchase a total of 935,000 shares of common stock (expiring July 18, 2000) and 500,000 shares of common stock (expiring August 18, 2000), which, if exercised, would raise sufficient working capital for at least the next 12 months. In addition, Rubin Investment Group holds a second warrant that would entitle it to purchase an additional 1,000,000 by February 18, 2003 at $2.00 per share. On April 27, 2000, we filed to register the shares that can be obtained upon exercise of the warrants held by Rubin Investment Group on Form SB-2. Our investment in MediaComm Broadcasting, Inc., now representing 840,000 shares, may be liquidated now in limited amounts. In addition, we have an outstanding loan balance of $94,362 representing monies that have been advanced to Gunther Than, our President & CEO, and his mother, Leokadia Than. Mr. Than and Ms. Than have indicated that they have the ability to repay these loans on demand. Moreover, Mr. Than has indicated a willingness to loan monies to us as we may need to meet operating capital.

         We anticipate further capital expenditures for 2000 of approximately $500,000. We are also exploring the purchase of the commercial space it is leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If we can obtain favorable terms, we would purchase the building through debt financing.

         PLAN OF OPERATION. We have devoted most of our resources since inception of operations to the research and development of our SecureView-TM-line of products, the development of marketing and sales infrastructure, the development of production capability and the development of brand awareness of "SecureView.-TM-" Although we have been selling products since March of 1999, we are still upgrading and enhancing these products. In the third quarter ended September 30, 1999, we began earning substantial revenues, primarily because of our acquisition of Eastern Tech and its ongoing revenue base. As of March 31, 2000, we had an accumulated deficit of approximately $4,767,799. We expect the operating losses to continue until we develop a sufficient network of reseller, OEMs and strategic partners generating sales revenues to cover our operating expenses. A large part of our earnings deficit is due to the issuance of equity to attract, retain and incent our key personnel. This was done to preserve cash resources, and, thus, much of our earnings deficit is not attributable to actual cash outlays.

         We will continue to expend substantial sources of cash on bringing our WebView-TM-, ViewStorage-TM- and CareView-TM- products to market, continuing our product development efforts, expanding our sales, marketing and promotional activities for the SecureView-TM- line of products, and increasing our engineering, production management, quality control, and customer support staff. We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

         The amount of capital that we need to raise will depend upon many factors, including, but not limited to, the rate of sales growth and market acceptance of our product lines, the amount and timing of our necessary research and development expenditures, the amount and timing of our expenditures to sufficiently market and promote our products and the amount and timing of any accessory product introductions. In addition to accessing the public equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $7,000,000 to $8,000,000 million to fully develop all of our products and launch our expanded business operations in accordance with our current business plan. The actual amount of capital we will need to raise will depend on a number of factors, including (1) our ability to negotiate favorable prices for purchases of necessary parts and assemblies, (2) the number and composition of our resellers, OEMs and strategic partners, (3) the prices we can obtain for our products and services and costs of servicing our products and delivering our services, and (4) changes in technology. In addition, our costs and revenues could vary from the amounts we expect or budget, possibly by a material amount, and those variations are likely to affect how much additional financing we will need for our operations.

YEAR 2000 CONVERSION

         Many computer systems may experience problems handling dates beyond 1999. We were concerned that our computer hardware and software needed to be modified prior to 2000 in order to remain functional. Therefore, we assessed the readiness and compliance of: (1) our computer-based products available for sale; and (2) our computer-based systems used internally. We believe we have successfully implemented any system and programming changes necessary to address year 2000 issues. The costs of such actions did not have a material effect on our results of operations or financial condition. We did not experience a delay in, or increased costs associated with, year 2000 testing and the implementation of any necessary year 2000 changes.

         A key component of determining our year 2000 state of readiness was to identify those areas of operation where our products incorporate software and hardware products supplied by third party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. Third party software products include, but are not limited to: Microsoft, Inc. software products, Lead Technologies, Inc. software products, Aware, Inc. software products and Visionics, Inc. software products. Third party hardware products include, but are not limited to: video capture cards, network cards, network switches, motherboards, modems and various workstations. Because our products are dependent, in certain respects, on products supplied by third party vendors, an important part of our year 2000 effort was to contact those vendors who supply products that the Company considers critical to the operation of its products and gauge their year 2000 compliance efforts. Our tests to date indicate that certain third party supplied products do not appear to adversely affect the performance of its products with respect to the year 2000 issue.

         We expect to release new versions of our products in the future. We will continue to audit and test compliance with year 2000 performance of our internally developed products.

RISK FACTORS AND CAUTIONARY STATEMENTS

         Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, risks detailed in our other securities filings, including our Annual Report on Form 10-KSB for the year ended December 31, 1999, and our registration statement, as amended, filed on Form SB-2, and the following important factors.

         CAPITAL REQUIREMENTS. We believe that, based on its current projections, we will need to raise additional capital or we will not have sufficient working capital to meet our requirements for at least the next 12 months. Our investment transaction with Rubin Investment Group should provide us with necessary investment funding during the next 12 months, and Gunther Than, our President & CEO, has indicated a willingness to repay loans and make loans to us to the extent necessary to meet working capital needs. Notwithstanding these facilities, there can be no assurance that we will be able to raise equity or debt financing on favorable terms, or at all. If we fail in such circumstances to raise additional capital as needed, we would likely be required to reduce the scope of our product development, selling and marketing activities and other operations, which would have a material adverse effect on our business, operating results and financial condition.

         DISTRIBUTION RELATIONSHIPS. We believe our success in penetrating markets for our products depends in part on our ability to maintain distribution relationships with manufacturing representatives, dealers and systems integrators and to cultivate additional, similar relationships. There can be no assurance that we will be successful in maintaining or expanding our distribution relationships. The loss of certain distribution relationships could have a negative impact on our revenue stream. Further, there can be no assurance that the businesses with whom we have developed such relationships, some of whom have significantly greater financial and marketing resources than us, will not develop and market products in competition with us or will not otherwise discontinue their relationships with us. In the past, we have received large verbal orders for our products that have required us to ramp up production and incur significant material costs in order to be in a position to fill the verbal orders. After incurring these costs, the orders have not materialized or been reduced in writing, requiring us to reevaluate our distribution relationship. There can be no assurance that relationships we develop with various distributors will be profitable or that they will honor their commitments.

         COMPETITION. Certain of our current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of our products will be competitive in the face of advances in product technology developed by the our current or future competitors.

         INTERNATIONAL SALES. We are seeking to expand our international presence by developing new distribution channels in certain foreign countries where we have not previously had a presence. International sales are subject to a number of risks, including political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuating exchange rates and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that these and other factors will not have a material adverse effect on the our future international sales, if any, and, consequently, our business, operating results and financial condition.

         DEPENDENCE ON NEW PRODUCTS. The market for the our products is characterized by ongoing technological development and evolving industry standards. Our success will depend upon our ability to enhance our current products and to introduce new products that address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, we have released several products based on our SecureView-TM-technology. There can be no assurance that we will be successful in developing, marketing and selling sufficient volumes of our new SecureView-TM- products or developing and marketing on a timely basis any other fully functional product enhancements or new products that respond to the technological advances by others. We are nearing completion of developing and testing our CareView-TM-, WebView-TM- and FaceView-TM- products and plan to introduce them to the market in 2000. There also can be no assurance that customers will accept our new products.

         MANAGEMENT AND EMPLOYEES. Our future success depends in significant part upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel in the future. We have in the past encountered some difficulties in fulfilling our hiring needs in the Columbia, Maryland and Denver, Colorado employment markets, and there can be no assurance that we will be successful in hiring and retaining qualified employees in the future. We have had to rely on the issuance of shares of our common stock in order to attract, retain and provide incentives to key personnel and consultants, all of which has been a drag on corporate earnings. We plan to continue using this form of compensation for these purposes; however, as we become more established in the marketplace, we hope to be able to lessen our reliance on stock compensation and lower the amount of shares that must be paid out. There can be no assurance that we can continue to build a qualified workforce without reliance on this stock issuance.

         PROPRIETARY RIGHTS. We are not aware that our products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims against us, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us.

         VARIABILITY OF OPERATING RESULTS. Our revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by us or our competitors, our use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the SecureView-TM- Products delayed anticipated revenue. Additionally, we generally ship orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. We have typically recognized a substantial portion of our revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because our operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Further, we has not yet achieved our earnings potential, developed out our business plan or introduced major product offerings to the market. Our first full year of operations under its current business plan was in 1999, and we did not increase our sales and markets efforts significantly until the second quarter of 1999. As a result, sales levels remain relatively low. Yet, the costs we are incurring are based on much larger anticipated sales levels. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         PRODUCT OBSOLESCENCE. Our current products and products under development are limited in number and concentrated primarily in the markets for identification and surveillance products. The life cycles of the our products are difficult to estimate due in large measure to changing and developing technology as well as the unknown future effect of products introduced by our competition. Price reductions or declines in demand for our products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on our business, operating results and financial condition.

         SENSITIVE SERVICE ORDER DEMAND A majority of our revenue in the three months ended March 31, 2000 was derived from contract electronic component assembly and test services. Historically, the demand for this type of work was responsive to economic conditions. Currently, economic conditions are generally good and the demand for this type of work is significant, particularly in the commercial sector. As a result, we have been able to maintain good and reasonable profit margins on this type of work. There is no assurance, however, that the demand for this type of work will remain high or that we will continue to obtain good profit margins on this type of contract service work.

         VOLATILITY OF STOCK PRICE. The market price of our Common Stock has experienced significant volatility, and is likely to continue to be significantly affected by factors such as actual or anticipated fluctuations in our operating results, our failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by us or our existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of our common stock. Further, we have issued a substantial amount of non-registered, restricted stock which is not trading in the public market, including: approximately 2,000,000 shares to the former shareholders of RealView Systems, Inc., 150,000 shares to the former shareholders to Xyros Systems, Inc., 420,000 shares to the former shareholder of Eastern Tech Manufacturing Corp, 706,000 shares to key employees and consultants under the View Systems, Inc. 1999 Restricted Share Plan and 550,000 shares to its President, CEO and Chairman of the Board of Directors, Gunther Than. These shares can be traded, subject to restrictions, in the public market after the expiration of certain required holding periods. The recipients of these shares will likely seek to sell them in the public market that may have the effect of depressing the share price in the public market. There can be no assurance that the trading price of our Common Stock will not experience substantial volatility in the future.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

         From January 1, 2000, to January 8, 2000, we sold 74,728 shares of common stock at $1.75 per share to investors in an offering of securities we opened on November 11, 1999. We sold these securities in exempt transactions pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, as amended. We sold these shares only to accredited investors or to sophisticated investors known personally by our management. Each investor was given a confidential private placement memorandum providing disclosures required by Rule 502 of Regulation D. Each investor executed a subscription agreement pursuant to which the investor made certain representations and warranties including, INTER ALIA, that the shares were being acquired for investment purposes and not with an eye toward immediate resale and distribution. Each subscription carried registration rights pursuant to which we agreed with each investor to register their shares at our expense in the next registration of securities we made with the Securities and Exchange Commission and any applicable state jurisdictions. We did not use an underwriter or private placement agent in connection with the sale of these securities.

         On February 14, 2000, Richard Gray, a sales representative, exercised options to acquire 26,000 shares at $.01 per share. Mr. Gray had been issued these options on September 1, 1999, as non-qualified options pursuant to the View Systems 1999 Stock Option Plan.

         On January 10, 2000, we commenced a limited offering of shares of our common stock pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, as amended. The offering was made to only one institutional accredited investor entity. On February 18, 2000, to Rubin Investment Group, an institutional accredited investor entity, within the meaning of Rule 501(a)(8) promulgated pursuant to the Securities Act of 1933, as amended, in which all equity owners are accredited investors, we sold and issued:

         1.       800,000 shares of the Company's common stock;

         2.       a warrant to purchase:

                  a. 1,000,000 shares of common stock during the five month period following February 18, 2000, at an exercise price of $2.00 per share;

                  b. 500,000 shares of common stock during the six month period following February 18, 2000, at an exercise price of $2.00 per share; and

         3. a warrant to purchase 1,000,000 shares of common stock during the three year period following February 18, 2000, at an exercise price of $2.00 per share.

At closing, we received $400,000. The securities purchased pursuant to the investment of Rubin Investment Group carry demand and piggyback registration rights, pursuant to the Registration Rights Agreement attached as an exhibit. Rubin Investment Group was provided with a confidential private placement memorandum and it executed a subscription agreement pursuant to which it provided certain representations and warranties including, INTER ALIA, that the securities were acquired for investment purposes only and not with any eye toward immediate resale and distribution.

         On March 20, 2000, Gunther Than exercised options to acquire shares of our common stock at $.01 per share. Also, on this date, Andrew Jiranek exercised options to acquire shares of our common stock at $.01 per share. The options exercised by Mr. Than and Mr. Jiranek were issued in September 16, 1999, under the View Systems, Inc. 1999 Stock Option Plan. The shares issued were non-registered, restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1933.

         On March 21, 2000, we issued 15,000 shares to Dan Rubin, after he exercised warrants with an exercise price of $2.00 per share that he obtained on February 18, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Our subsidiary, Xyros Systems, Inc., is the maker of two promissory notes in favor of two former shareholders of Xyros, Ken Weiss and Hal Peterson. The promissory notes are alleged to evidence loans from Ken Weiss and Hal Peterson to Xyros prior to the time that we acquired Xyros. We have guarantied repayment of the indebtedness evidenced by these notes. The promissory notes to Ken Weiss carry an outstanding principal balance of $35,000, plus accrued and unpaid interest, which the notes state accrues at the rate of 10% per annum. The notes in favor of Ken Weiss have a stated maturity date of December 31, 1999. Ken Weiss has not made formal demand for repayment of the notes.

         The notes in favor of Hal Peterson carry an outstanding principal balance of $75,000, plus accrued and unpaid interest, which the notes state accrues at the rate of 10% per annum. The notes in favor of Hal Peterson have a stated maturity date of December 31, 1999. Hal Peterson has initiated legal proceedings to collect the notes. We are defending these legal proceedings.

         The notes were prepared by Ken Weiss and Hal Peterson when they were running Xyros. At the time the notes were prepared, we believe Xyros had insufficient working capital. Consequently, we are looking into whether the notes should be properly characterized as equity transactions, rather than loans. Moreover, the notes were never approved by the board of directors of Xyros and we are investigating whether Ken Weiss's execution of the notes on behalf of Xyros was ultra vires and not binding on the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

ITEM 5. OTHER INFORMATION

Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)      EXHIBITS:

3.1      (1)  Articles of Incorporation

3.2      (1)  By-laws

4.1      (1)  Form of Subscription Agreement For 11/11/99 Rule 506 Offering and Terms of Offering Pages From
         Private Placement Memorandum, Dated November 11, 1999, Describing Rights of Subscribers

4.2      (2)  Subscription and Investment Representation Agreement Between View Systems, Inc. and Rubin
         Investment Group, dated February 18, 2000

4.3      (2)  First Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

4.4      (2)  Second Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

4.5      (2)  Registration Rights Agreement between View Systems, Inc. and Rubin Investment Group, dated
         February 18, 2000

4.6      (1)  View Systems, Inc. 1999 Stock Option Plan

4.7      (attached to report) Non-qualified Stock Option Agreement With Richard W. Gray

4.8      (1)  Non-qualified Stock Option Agreement With Gunther Than

4.9      (1)  Non-qualified Stock Option Agreement With Andrew Jiranek

10.1     (3)  License and Distribution Agreement with Visionics Corporation

10.2     (attached to report) View Systems, Inc. Employment Agreement with   Keith Company

10.3     (4)  Agreement Between View Systems, Inc. and Magnum Financial Services, Inc., Dated February 27,
         2000

11.      (attached to report) Statement re: Computation of Per Share Earnings

23.      (3)  Consent of Experts

27.      (attached to report)  Financial Data Schedule

----------------------
         (1) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000

         (2) Incorporated By Reference From Issuer's Report On Form 8k, dated February 19, 2000

         (3) Incorporated By Reference From Issuer's Report On Form 10KSB, Dated March 30, 2000

         (4) Incorporated By Reference From Issuer's Registration Statement on Form SB-2/A Filed With The Securities & Exchange Commission on April 27, 2000

(B)      REPORTS ON FORM 8-K

         We filed one report on Form 8-K during the quarter for which this report is filed. On February 19, 2000, we filed an 8-K in connection with the investment by Rubin Investment Group, an accredited investor entity, of up to $5,400,000. See Item 2 above.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                     View Systems, Inc.
                                     Registrant



May 15, 2000                         /s/ GUNTHER THAN
Date                                 ----------------------------
                                     GUNTHER THAN

                                     PRESIDENT & CEO



May 15, 2000                         /s/ ANDREW L. JIRANEK
Date                                 ----------------------------
                                     ANDREW L. JIRANEK
                                     VP, SECRETARY AND GENERAL COUNSEL