Form 10KSB/A
period 1999-12-31
VIEW SYSTEMS INC
filed 2000-06-28
CIK 1075857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A


   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)


                   For the fiscal year ended DECEMBER 31, 1999


   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission file number: 001-15247

                               VIEW SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)


         FLORIDA                                   59-2928366
         -------                                   ----------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

                925 West Kenyon Avenue, Englewood, Colorado 80110
                       ----------------------------------
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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No - -

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Registrant's revenue for the fiscal year ended December 31, 1999 was:
$310,057.

As of June 26, 2000, 8,386,080 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $14,675,000.00 based on the closing price of $1.75 per share on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders scheduled to be held on July 28, 2000 have been incorporated by reference in Part III of this Form 10-KSB. In addition, exhibits from the Registrants registration statement filed on Form SB-2 on January 11, 2000 and Registrant's Form 8-K filed on February 19, 2000 have been incorporated by reference.

Transitional Small Business Disclosure Format (Check One): Yes     ; No  X
                                                              -----    -----
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

     On February 25, 1999, the Company acquired all of the issued and outstanding shares of Xyros Systems, Inc., a privately held Maryland corporation, through a share exchange whereby 150,000 of the Company's non-registered, restricted stock was exchanged for all of the shares of Xyros Systems, Inc., with the following persons receiving most of the shares: Kenneth
C. Weiss (70,500), David Bruggeman (39,000) and Hal Peterson (32,250). Xyros had developed a product called the RM-1600, which permitted remote monitoring and storage of video captured by video cameras. The Company believed the engineering in Xyros's products was superior and that the Company could improve upon it to make a line of even better products. Because it had devoted substantially all of its resources to research and development, prior to acquisition, Xyros had achieved limited sales of its products and had an accumulated earnings deficit of $91,155.00 through December 31, 1998. The Company absorbed much of the Xyros staff and all of Xyros' intellectual property, integrating the engineering from the RM-1600 products into the SecureView-TM- line of products. As part of the acquisition, the Company guarantied certain debts of Xyros to its former shareholders, officers and directors, namely a debt in the stated principal amount of $75,000 to Hal Peterson, a debt in the stated principal amount of $50,000 to Ken Weiss and a debt in the stated principal amount of $30,000 to Dave Bruggeman. The Company determined the terms of this acquisition based on its evaluation of the assets of the relative companies, their sales, level of development and liabilities.

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

     The Company began making its first sales of the prototypes of its security and surveillance products in March 1999. By the third quarter ended September 30, 1999, the Company had begun earning substantial revenues. Since inception of active operations, the Company has focused its business on the development, production and sale of a line of digital video products for surveillance and security applications. Through ETMC, the Company also offers electronic component manufacturing and testing services plans to offer engineering design services.

BUSINESS OF REGISTRANT

     The Company designs, markets and sells a family of closed circuit television ("CCTV") digital recording and video management products ("Surveillance Products") and digital identification products ("Identification Products") based on the Company's proprietary software. The Company uses an open architecture design approach that allows compatibility with commercially available computer and video hardware and software. The Company's manufacturing division, Eastern Tech Manufacturing Corp., also offers contract electronic component assembly and test services.

SURVEILLANCE PRODUCTS

     In the fall of 1998, the Company began developing a new product technology named SecureView-TM-. This technology permits (i) digital video recording and storage that eliminates the need for videotapes and video cassette recorders ("VCRs") in surveillance environments, and (ii) enables high-speed access, retrieval and playback of stored video across local area networks and the Internet. The Company currently markets a line of products incorporating its SecureView-TM- technology and began commercial shipments of certain of these products in the first quarter of 1999. The Company also is developing three products utilizing the SecureView-TM- technology, named ViewStorage-TM-, CareView-TM- and WebView-TM-.

SECUREVIEW-TM- LINE OF PRODUCTS

     The Company is selling SecureView-TM- as a line of digitally recorded, remote monitoring systems that allow a user to view its existing closed circuit television (CCTV) system remotely. Using SecureView-TM-, a user can dial into his CCTV system and view the video (and audio) output from the system's cameras (and microphones). These systems store video (and audio) output on computer hard discs, rather than VCR tapes, for retrieval real time or at a later date. The images can be stored and retrieved selectively dependent on events and other triggers from sensing devices such as motion detectors. The systems are also programmable, in the sense that they can be pre-set to take certain actions when certain events are sensed in the surveillance area. For example, they can be programmed to begin recording when motion is sensed in a surveillance area or to notify the user if the system is not functioning properly. The SecureView-TM- systems come standard with up to 21 days storage. SecureView-TM- allows the user to retrieve images through the use of sequenced indexing, as contrasted with a VCR, where a user must search an entire tape to review a critical event, often fast forwarding and rewinding. In addition, the Company's digital systems employ video data compression saving space and time for transmission on low bandwidth channels such as plain telephone twisted pair wiring.

The SecureView-TM- Line of Products contains the following features:

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

The benefits to the SecureView-TM- line of products include:

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

     -    Plug and play technology minimizes installation cost

     -    Enables user to visually access and monitor business off-site

     -    Security stamp (Watermark) on video assures Authenticity

     - Adds higher level of employee security when connected to a 24 hour monitoring station

VIEWSTORAGE-TM-

     The Company is currently developing ViewStorage-TM- as a competitively priced VCR replacement device that fits existing analog CCTV systems. This storage device will record video output digitally, and it will store up to 7 days worth of video output from cameras, without the burden of handling VCR tapes (typically 24 hours per tape). Video recording can be programmed for continuous recording, timed "Guard Tour" recording, or event driven recording. Unlike images stored on tape, images stored on this VCR replacement device do not degrade over time. It also does not require the on-going and expensive maintenance required by VCR recording devices. ViewStorage-TM- is modular in nature in that it can be expanded to add additional storage, up to an amount that meets the requirements of each particular customer. ViewStorage-TM- also has features that replace other CCTV security components, such as video multiplexers, sequencers, alarm controllers, and video switches. This product has a unique "camera and date/time filtering" feature which allows the user to immediately locate the video recorded on a camera at a given time and date. The user controls ViewStorage-TM- from front panel buttons or an infrared remote controller that controls the menu and setup options displayed on a video review monitor. The Company expects to complete a working prototype of ViewStorage-TM-by later in 2000, with a product release to market by the third quarter of calendar year 2000.

CAREVIEW-TM-

     The Company is developing CareView-TM- in response to the growing need for monitoring the safety of children at home and in day care centers, and the safety of the elderly in nursing homes. The Company is developing the CareView system as an ideal option for the "care" facility, which system should provide an additional revenue source for these facilities while at the same time providing the users of the systems the ability to monitor the care given to their loved ones. Using the CareView-TM- system, a user, be it a child's parent or a nursing home resident's child, can use the internet to access the day care center's Web Site and immediately view the video output produced by cameras installed at the "care" facility.

     For nursing and hospice care facilities, the CareView-TM- system allows family and friends to view loved ones when they are not able to be there, through 2-way audio capabilities just by accessing the facilities' Web site. The functional features of the CareView product are:

     - Closed Circuit Cameras (4 to 8 depending upon system purchased) grab video image.

     - View Systems' SecureView-TM- acts as web server continually uploading video for access from the web.

     -    Communications Link: via the World Wide Web

     - Parent or Guardian can view video & audio on their computer at home or the office (or from anywhere in the world), by using the proprietary View Web Browser, accessing the care facility's Web site, and entering their secure password.

     - With a typical CareView-TM- installation, video cameras are installed around the care provider's public areas. The video is captured, compressed, stored and made available on the Web. An authorized user can access the video on their computer with the CareView-TM- Web Browser. Security is maintained by requiring the user's name and password to validate the authorization.

     - The heart of CareView-TM- is a specialized PC Board, which the Company has designed. The Company has developed a prototype of CareView-TM-and has successfully tested it at its Columbia, Maryland facility. The Company is currently planning on releasing CareView-TM- for beta testing in the field, afterwhich the Company will release CareView-TM-to the market, which should occur later in 2000.

WEBVIEW-TM-

     The Company is currently developing WebView-TM- as a low-priced retail product that will allow a user to capture camera output from a limited number of cameras and view that output remotely via a connection to a server connected to the World Wide Web. WebView-TM- consists of a specialized PC card and software that is web enabled.

These products are ideal for the consumer who would like a low cost way to monitor his/her assets remotely. The Company has developed an alpha version of WebView-TM- and has successfully tested it in-house. The Company plans some further refinement of the product, before beta testing it and releasing it to the market later in 2000.

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

     The Company offers Identification Products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring a single stand-alone system. In many instances, the Company configures its systems to fit a particular customer's needs. The Company's principal Identification Products are FaceView-TM- and PlateView-TM-.

PLATEVIEW-TM-

     PlateView-TM- is a license plate recognition system that uses industry leading optical character recognition technology to provide an additional means of identifying individuals in a surveillance area. This system can be integrated into an access control mechanism that can open gates or call an attendant to compare an identification made from other data, such as a driver's license, with the identification made with the license plate. In addition to identification through license plate recognition, law enforcement personnel can use this system to receive early warnings as to a number of items, including whether the occupants in a car being stopped have warrants out for their arrest, whether the license plate attached to a vehicle matches the vehicle's registration, or whether there is a current outstanding warrant for a vehicle's occupant's arrest.

     The Company integrates optical character recognition software licensed from Lead Technologies, Inc. in its proprietary software in order to deliver PlateView-TM-. The SecureView-TM- provides the platform on which the integrated software package operates. The system is fully delivered and the Company has been delivering it to the market beginning in 2000. The Company has installations of this product that the Company is currently supporting.

FACEVIEW-TM-

     FaceView-TM- is a self-contained facial identification system using the most advanced biometrics technology to provide an access control system or an enhanced system for tracking individuals in a surveillance area. Using cameras installed in a surveillance area, this easy-to-use system captures an individual's face. The system then converts this facial information into a digital format that is then transmitted over phone lines to a computer processing unit that compares the captured facial information against a database of facial information, then delivers a quick and accurate identification if a match is found. This resulting information can be used to track and identify persons in a surveillance area.

     There are many market applications requiring identity confirmations, including Access Control, Guard Enhancement/Replacement, Gate Watch, Time and Attendance, Criminal Identification, Terrorist Tracking, Vehicle tracking and Banking applications. From an individual's face, FaceView-TM- allows you to compare virtually any visual characteristic of an individual against a predetermined approved database, and then allows the proper action to be taken in response to this comparison.

     The Company licenses facial identification and database software for FaceView-TM- from Visionics Corp. and integrates this software into its own proprietary software. The advanced biometrics software developed by Visionics Corp. captures facial information from live video and creates audit trails, including components for automatic head finding, tracking, cropping, image quality control and matching, and acts as a search engine against a database of facial records and builds databases of time stamped facial records from live or recorded video, checking those records against a watch list, in real time

     FaceView-TM- requires only one View Systems SecureView-TM- system, and a local PC workstation (or network server). SecureView-TM- enhances FaceView-TM-by allowing you to view your system from any location. One to four cameras on the SecureView-TM- system can be scanned continuously for facial images. When a face is detected in the field of view, the system processes the image and creates a "Faceprint" digital code of the face. This code is then compared against "Faceprint" digital codes previously stored in your database on the local PC workstation or other network component.

     Facial comparisons in conjunction with other double check methods such as Id card scans can trigger events to occur, such as, opening a door, turning on the lights, setting an alarm condition or notifying the PC operator (such as a security guard) of the event. From an attended PC workstation, the operator can also obtain additional profile information on the person identified, such as name, address, or their status. This aids in the determination of their eligibility for access. The user can set a "threshold" to determine how accurate the match must be so that there is a high confidence that the person has been identified accurately. FaceView-TM- can be programmed to interface with any system implementing compatible facial identification database software. The FaceView-TM- System will also play an important role in personal property protection, corporate access control and in the business security market.

     The Company has completed development of its FaceView system and has successfully installed and beta tested it in the field. The Company is currently marketing its FaceView system and expects to have significant installations of this product in 2000.

MARKETING AND CUSTOMERS

     According to a published report by J.P.Freeman & Co., the market size for products such as our SecureView-TM- line was $1.3 billion for factory and service revenue in 1998. This market is growing at a rate of 11 - 13% per year and is expected to double by 2004. The Company is distributing and will distribute its SecureView-TM- line of products, with add-on features, such as FaceView-TM-, to this market through a network of value-added resellers, OEMs and strategic partners. The Company has current ongoing VAR arrangements with 20 small and medium sized domestic and international resellers and is actively selling its products through these distribution channels. In limited circumstances, the Company has allowed its resellers to purchase limited quantities of its products before requiring them to execute its standard reseller agreement. The Company's standard reseller agreement is non-exclusive and allows the reseller to purchase products from the Company at a discount to its suggested retail prices. The Company requires its resellers to actively market its products and the Company reserves the right to periodically audit its resellers.

     In addition to these resellers, the Company also is in discussions with some very large security and law enforcement integrators about VAR and OEM distribution agreements. In the short term, the Company will rely on its existing value added reseller network to generate sales revenues; however, the Company believes long term sales growth will be substantially driven by VAR and OEM agreements with the larger companies. The Company is actively marketing its SecureView-TM- line of products to commercial businesses, gaming casinos and other outlets, law enforcement and residential users

     The Company will also offer its CareView-TM- products through these same distribution channels. Day care centers and nursing homes will be the primary end users of these systems and the Company hopes to develop a revenue model that is dependant on usage of the CareView-TM- system with its distributors. The aging population and the large numbers of double income working families have dramatically increased the number of facilities that could be installed with CareView-TM-. Based on discussion with industry groups, potential customers and security system integrators, the Company believes the size of the market for CareView-TM- is in the many multimillion-dollar range. As the public becomes increasingly comfortable with computer use and multiple computers become more commonplace in the home and office, the Company expects the market demand for this type of service to expand.

     The Company plans to offer WebView-TM- for direct retail sale on the World Wide Web and wholesale through retail distributors such as CompUSA, Best Buy, and Circuit City and through its corporate website, www.viewsystems.com. The Company plans to price these products at a level which is attractive to retail consumers. After the Company has conducted beta site installation tests of this product, the Company will attempt to negotiate retail distribution arrangements, but there is no assurance the Company will be able to obtain such satisfactory arrangements.

     The market for ViewStorage-TM- consists of replacement of existing analog CCTV components, including VCR recording devices and multiplexers. Based on its discussions with industry leading security system integrators, the Company believes the market size for ViewStorage-TM- is $1,600,000. The Company believes it can profitably price this product at a level which will make owners of existing CCTV systems want to buy ViewStorage-TM- as a way of reducing overall CCTV system costs through elimination of on-going maintenance costs.

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

COMPETITION

     The markets for the Company's security products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. Competitors in the market for its identification products, such as FaceView-TM- and PlateView-TM-, include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Loronix Information Systems, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, Loronix Information Systems, Inc., Sensormatic Corporation and NICE Systems, Ltd.

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

     The Company's business plan depends on the development, production and sale of its security products. While the Company plans to continue offering contract electronic component assembly services, it will be converting its manufacturing capacity to production of its security products.

MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware in its systems; rather, the Company assembles its systems by integrating commercially available hardware and software together with its proprietary software. The Company licenses software modules that is integrated into its proprietary software and installed on its systems, and then licensed and distributed to end-users. This software includes wavelet image compression/decompression software from Aware, Inc., optical character recognition software from Lead Technologies, Inc., operating software from Microsoft Corporation, and facial recognition and database software from Visionics, Inc. The Company believes that it can continue to obtain components for its systems at reasonable prices from a variety of sources. Although the Company has developed certain proprietary hardware components for use in its SecureView products and purchased some components from single source suppliers, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices. The Company has distribution licenses with Aware, Inc., Lead Technologies, Inc., Visionics, Inc. and Avasoft Corporation, authorized distributor for Microsoft Corporation.

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

     In 1999, the Company recognized $210,143 of research and development expense.

EMPLOYEES

     The Company employs 23 persons including 3 persons in part-time positions. The Company also employs 4 independent contractors who devote a majority of their work to various projects of the Company. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future.

     The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

     We are not subject to Government regulation in the manufacture and sale of our products, and the components in our products. However, our resellers and end users will be subject to numerous regulations that stem from proposed activities in surveillance. Security and surveillance systems, including cameras, raise privacy issues. Our products involve both video and audio, and add features for facial identification. The regulations regarding the recordation and storage of this data are uncertain and evolving. For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record people's conversations without their consent. Further, there are state and federal laws associated with recording video in non-public places. Shipments of our products internationally may be regulated as to certain countries that raise national security concerns. These laws are evolving.

ITEM 2. PROPERTIES

     The engineering and manufacturing facility for our products is an 8,000 square foot facility located at 9693 Gerwig Lane Suite 0, Columbia, MD 21046. We engineer, manufacture, assemble and ship from this facility. We also maintain an executive office at 925 West Kenyon Avenue, Suite 15, Englewood, Colorado.

ITEM 3. LEGAL PROCEEDINGS

     Hal Peterson, a former Vice President of Sales and Marketing of Xyros and a trust he controls filed suit against the Company on October 28, 1999. The lawsuit alleges that the Company has not timely paid interest and other monies due Hal Peterson, which Xyros had agreed to pay under two promissory notes made by Xyros, in the original principal amounts of $45,000 and $30,000, respectively. As part of its acquisition of Xyros, the Company guarantied the repayment of these promissory notes. The Company has settled this lawsuit by agreeing to pay $88,000 on or before August 22, 2000.

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


Knight Securities, Inc.         Wien Securities Corp.    USCC Trading/Div. of Fleet
Hill Thompson Magid & Co.       Herzog, Heine, Geduld    Securities Sharpe Capital
Paragon Capital Corporation     Wilson-Davis & Co.
Sherwood Securities Corp.       Global Financial Grp.    Schwab Cap. Markets, L.P.
W. H. Myerson & Co.             GVR Company              Spencer Edwards, Inc.
Ladenburg,Thalmann & Co.        Bear, Stearns & Co.


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

     The Company's revenue is derived from:

     - sales of systems, included embedded software, and supplies from maintenance services on the systems; and
     - sales of contract electronic component and system assembly and test services.

     In 1999, of our $303,711 in total revenues, we derived $65,954 from sales of security systems and $237,757 from sales of contract manufacturing and test services. Seventy nine percent of our total revenue in 1999 was attributable to our acquisition of ETMC, and ETMC's on-going revenue base. We plan to bring three products in development, WebView-TM-, CareView-TM- and FaceView-TM-, to market in 2000. In addition, the Company will be introducing enhancements and upgrades to our SecureView-TM- product line in 2000. The Company expects that these new product offerings will contribute to a growth in revenues in 2000.

NET SALES AND GROSS PROFIT.

     Gross profit on sales for the year ended December 31, 1999, was $45,333. Gross profit margin on sales was 15% in 1999. At these modest sales amounts, the Company considers the gross profit margin to not be a good indicator of future profit margins. The gross profit margin should stabilize with increased sales.

     Operating expenses for the year ended December 31, 1999, increased to $3,988,668, compared with $89,824 in 1998. Approximately, $2,147,000 of our operating expenses in 1999 were attributable to the issuance of shares of our common stock as compensation and incentive, and as a means to attract and retain qualified personnel. It does not represent actual cash outlays. Non-cash expenses consisted of stock based compensation, write-off and amortization of goodwill and other intangible assets, and totaled $2.9 million, so that actual cash expenses incurred were approximately $1.1 million.

     As a result of the foregoing, net loss was $3,943,335 for the year ended December 31, 1999, compared to a net loss of $89,824 for the previous year.

COSTS AND EXPENSES

     COSTS OF PRODUCTS AND SERVICES SOLD. The cost of products and services sold, consisting principally of the costs of labor, hardware components, supplies and software amortization, was $258,378 in 1999, and represented 85% of revenue. As product sales account for a larger percentage of overall sales, the Company expects that our costs of goods and services sold will decline as a percentage of total revenue. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services. The Company is currently working on engineering changes in our security products that the Company expects will lower component costs for these products.

     SALARIES AND BENEFITS. The Company spent $2,045,531 in salaries and benefits in 1999. The Company organized and staffed up in 1999, converting many independent contractors to employees. The Company booked $1,755,000 in expenses associated with issuing shares of our common stock as a means of attracting, retaining and providing incentive to employees. The Company believed these expenses were necessary in the past and will continue to be necessary in the future in order to attract qualified personnel and conserve cash during the start-up phase.

     SELLING, BUSINESS DEVELOPMENT, TRAVEL AND ENTERTAINMENT. Selling, business development, travel and entertainment expenses increased from $12,191 in 1998, to $269,450 in 1999, and represented 89% of total revenue in 1999. A significant portion of these expenditures in 1999 related to the payment of 140,000 shares to Bruce Lesniak as a way of attracting and providing incentive to him in performing the job of Senior Vice President of Corporate Development. The Company also spent $105,813 in 1999 in travel and entertainment expenditures, mainly as a result of sales trips associated with sales efforts for our security products.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company spent $210,143 in 1999 on research and development costs. This represented 69% of 1999 revenues. The Company expects to continue to fund new product development in 2000 at or above the dollar levels expended in 1999.

     INVESTOR RELATIONS EXPENSES. Investor relations expenses increased from $45,415 in 1998 to $212,086 in 1999. Our filing to become a fully reporting company became effective October 13, 1999. In addition, trading in our stock increased significantly in 1999. As a result, the Company undertook more efforts on investor relations in 1999. Included in this expense category is the issuance of shares of our common stock to Columbia Financial Group with a value of $200,000, in partial payment of their services in providing investor relations support.

     PROFESSIONAL FEES. Professional fees increased from $9,500 in 1998, to $317,100 in 1999. Of these expenses in 1999, the Company paid $80,100 in programming fees to independent contractors and $110,000 to various consultants for a marketing and promotional campaign associated with bringing the Company's products to market in 1999.

     WRITE-OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS. The Company took a charge against earnings in 1999 of $545,490. During the year ended December 31, 1999, the Company wrote-off the remaining goodwill associated with the Company's purchase of ETMC in the amount of $473,490. Management completed a thorough review of the operations of ETMC and determined that ETMC had experienced a loss of a significant portion of its revenue stream and, on a divisional basis, had experienced operating and cash flow losses since the acquisition. Management believes that although ETMC's business is cycical in nature and could recover, the basis under which the goodwill was originally recorded no longer exists and the goodwill should be eliminated. In addition, the Company had previously capitalized $72,000 of software development costs for the program developed by RealView Systems. As the Company is no longer marketing this program, the Company wrote off the $72,000 in costs associated with this program in 1999.

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

NET OPERATING LOSS.

     The Company accumulated approximately $1.5 million of net operating loss carry forwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards expire in the year 2018. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards, which can be used. No tax benefit has been reported in the financial statements for the years ended December 31, 1999, or 1998.

LIQUIDITY AND CAPITAL RESOURCES.

     During 1999, the Company funded its cash requirements primarily through equity transactions. As of December 31, 1999, the Company had total assets of $1,559,421, and total liabilities of approximately $383,999, resulting in equity of $1,175,422. The Company's principal uses of cash during 1999 were to:

     - fund operating activities, including increased sales and marketing activities;
     -    acquire businesses, property and equipment; and
     -    invest in the development of its products

     During 1999, the Company's cash decreased from $169,899 at December 31, 1998, to $89,150 at December 31, 1999. Net cash used in operating activities was $1,094,399 for the year ended December 31, 1999. Net cash used in investing activities of $537,534 consisted primarily of $459,180 in funds advanced to affiliated entities. Net cash generated from financing activities of $1,553,120 consisted of proceeds received from the sale of stock or satisfaction of loans from issuance of stock.

     The Company has a demand loan payable to Columbia Bank that has been reduced to an outstanding principal balance of approximately $70,000 as of December 31, 1999. Beginning July 1, 2000 Columbia Bank will convert this loan to an amortized loan that will be repaid over a one year term ending July 1, 2001.

     As of the period ended December 31, 1999, we were disputing payment of purported promissory notes in the stated principal amount of $110,000 held by two former managers of Xyros. The notes purport to accrue interest at the rate of 10% per annum. We have settled one of these disputes, by agreeing to pay approximately $88,000 to Hal Peterson by August 22, 2000, or consent to entry of judgment.

     As of December 31, 1999, the Company had $(60,358) in net working capital, including $93,278 of trade accounts receivable and $141,213 in inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 45 days as of December 31, 1999. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time. As of December 31, 1999, the Company has not granted material payment term extensions.

     The Company's inventory balance at December 31, 1999, and 1998, was $141,213 and $4,574, respectively. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

     The Company anticipates further capital expenditures for 2000 of approximately $500,000. The Company is also exploring the purchase of the commercial space we are leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If we can obtain favorable terms, we would purchase the building through debt financing.

     Under our outstanding employment and consulting agreements, we are obligated to pay $228,000 in cash to Messrs. Than, Jiranek and Lesniak in salary and fees during calendar year 2000. We are also obligated to issue common stock to them with a value of $108,780. If we terminate the employment or engagement of Messrs. Than, Jiranek and Lesniak without cause (including because of merger, acquisition or change in control), we will be obligated to pay a total of $792,780 in severance payments over a three year period.

     We report each issuance of stock for less than fair market value as a charge against earnings to the extent of fair market value. The obligation to issue stock is a substantial capital commitment in year 2000 and subsequent years.

     The Company believes that cash from operations and funds available will not be sufficient to meet anticipated operating and capital expenditures and debt service requirements for the next twelve months and that the Company will be materially dependent on raising additional capital through equity sales and/or debt financing. We are registering 2,689,000 shares of common stock for resale that can be obtained from exercising warrants held by the selling stockholders. If the selling stockholders exercise all of their warrants, at the exercise price of $2.00 per share, we will receive $5,378,000, which we will use for working capital and to expand operations to execute our business plan. We anticipate that the proceeds from the exercise of the warrants will fund operations through approximately December 31, 2002.

     Unless the range of trading prices of our common stock increases to over $2.00 per share or we agree to lower the exercise price of the warrants, it is unlikely that the warrants will be exercised.

     The Company has an outstanding loan balance of $94,362 representing monies that have been advanced to Gunther Than, our President & CEO, and his mother, Leokadia Than. Mr. Than and Ms. Than have indicated that they have the ability to repay these loans on demand. Moreover, Mr. Than has indicated that he will loan monies to the Company that it may need to meet operating capital needs.

     The Company owns 840,000 shares of MediaComm Broadcasting, Inc. MediaComm is filing an application to be quoted and traded on the NASD OTCBB. If this application is accepted, the Company will be able to make limited sales of MediaComm shares in this public market.

     ACQUISITION TREATMENT. In October 1998, the Company acquired RealView Systems, Inc. and issued 2,000,000 shares to the existing shareholders of RealView Systems in exchange for all of the outstanding shares of RealView Systems. This acquisition was accounted for under the pooling of interests accounting method. On February 25, 1999, the Company acquired Xyros Systems, Inc., a Maryland corporation, issuing 150,000 shares to the shareholders of Xyros and guarantying certain debts of Xyros. The Company's acquisition of Xyros added staff and intellectual property to the Company. Xyros had developed a line of products, called the RM1600, and these products have been incorporated into the SecureView product line. On May 25, 1999, the Company acquired Eastern Tech Mfg. Corp., a Maryland corporation, issuing 250,000 shares to the sole shareholder of ETMC and taking on certain debt obligations, which were later satisfied through the issuance of shares at a ratio of 1 share for every $2.00 of debt obligation, for a total of 170,000 shares. The acquisition of ETMC vertically integrates manufacturing, enabling the Company to better manage the quality of its products. View Systems and ETMC have implemented a quality control plan that has been certified to be in compliance with the requirements of ISO9002. The Company accounted for the Xyros and ETMC business combination under the purchase accounting method.

PLAN OF OPERATION.

The Company has devoted most of its resources since inception of operations to:

     -    the research and development of the SecureView(TM) line of products

     -    the development of marketing and sales infrastructure

     - the development of production capability and brand awareness of SecureView

     Although the Company have been selling products since March of 1999, it is still developing these products and have generated limited revenues from these products to date. In the quarter ended September 30, 1999, the Company began earning substantial revenues. As of December 31, 1999, the Company had an accumulated deficit of $4,166,087. The Company expects the operating losses to continue until it develops a sufficient network of resellers and strategic partners generating sales revenues to cover our operating expenses. A large part of the Company's earnings deficit is due to the issuance of equity to attract, retain and provide incentive to key personnel. This was done to preserve cash resources. Thus, much of the Company's earnings deficit is not attributable to actual cash outlays.

     The Company hopes to use the cash raised from the exercise of warrants held by selling shareholders to:

     - bring our WebView-TM-, ViewStorage-TM- and CareView-TM- products to market

     -    continue the Company's product development efforts

     - expand the Company's sales, marketing and promotional activities for the SecureView-TM- line of products

     - increase the Company's engineering, production management, quality control, and customer support staff. The Company operates in a very competitive industry that requires continued large amounts of capital to develop and promote its products. The Company believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

     The amount of capital that the needs to raise will depend upon many factors primarily including:

     - the rate of sales growth and market acceptance of the Company's product lines

     - the amount and timing of necessary research and development expenditures

     - the amount and timing of expenditures to sufficiently market and promote the Company's products

     -    the amount and timing of any accessory product introductions

In addition to accessing the public and private equity markets, the Company will pursue bank credit lines and equipment lease lines for certain capital expenditures. The Company currently estimates it will need between $7 million and $8 million to fully develop all of its products and launch its expanded business operations in accordance with its current business plan.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in this report may contain forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company has identified important factors in its filings with the Securities and Exchange Commission that could cause actual results to differ materially from those projected in any such forward-looking statements. These filings are accessible on the Commission's website at WWW.SEC.GOV. You may access these filings from this website or you may contact the Company and it will provide you with those filings without charge. The risk factors identified in those filings are incorporate by reference into this report.

ITEM 7. FINANCIAL STATEMENTS

     Information called for by this item is set forth in the Company's Financial Statements contained in this report and is incorporated herein by this reference. Specific financial statements can be found at the pages listed in the following index.


                          INDEX TO FINANCIAL STATEMENTS
                                VIEW SYSTEMS, INC

                                                                       Page No.
                                                                       --------

         Summary Pro Forma Consolidated Financial
         Information                                                    E-1

         Independent Auditors' Report                                   F-1



         Consolidated Balance Sheet at December 31, 1999                F-2

         Consolidated Statements of Operations for the                  F-3
         years ended December 31, 1999 and 1998
         Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 1999 and 1998                     F-4

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1999 and 1998                         F-5

         Notes to Consolidated Financial Statements                     F-7


                          INDEX TO FINANCIAL STATEMENTS
                        EASTERN TECH MANUFACTURING CORP.

                                                                      Page No.
                                                                      --------

         Independent Auditors' Report                                  G-1

         Balance Sheet at June 30, 1998                                G-2

         Statements of Operations and
         Retained Earnings for the years ended
         June 30, 1998 and 1997                                        G-3

         Statements of Cash Flows for the
         years ended June 30, 1998 and 1997                            G-4

         Notes to Financial Statements                                 G-5

         Balance Sheet at March 31, 1999
         (unaudited)                                                   G-7

         Statements of Operations for the
         Nine Months Ended March 31, 1999 and 1998
         (unaudited)                                                   G-8

         Statements of Cash Flow for
         the Nine Months Ended March 31, 1999 and
         1998 (unaudited)                                              G-9


                          INDEX TO FINANCIAL STATEMENTS
                               XYROS SYSTEMS, INC

                          -----------------------------

                                                                      Page No.
                                                                      --------

         Independent Auditors' Report                                  H-1


         Balance Sheet at December 31, 1998                            H-2

         Statements of Operations and
         Accumulated Deficit for the years ended
         December 31, 1998 and 1997                                    H-3


         Statements of Cash Flows for the
         years ended December 31, 1999 and 1998                        H-4

         Notes to Financial Statements                                 H-5


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

Name                            Age           Position Held
Gunther Than                    52            President, CEO, Director
Dr. Martin Maassen              56            Director, Chr. Bd.
Dr. David Barbara               49            Director
Dr. Michael L. Bagnoli          42            Director
Andrew L. Jiranek               38            VP, Secretary and General Counsel
Bruce Lesniak                   41            Senior VP of Corp. Development
David Bruggeman                 56            Vice President of Engineering
John Curran                     58            Vice President of Manufacturing
Linda Than                      46            Comptroller & CFO


     The biographies of the Directors, Officers and Key Personnel are set forth below. All Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining Directors.

GUNTHER THAN, PRESIDENT, DIRECTOR AND CEO.

     Gunther Than has served as the Company's President and Chief Executive Officer since September, 1998. He also served as Chariman of the Board from September, 1998 to April, 2000, and as a director since April, 2000. From 1994 - 1998, Mr. Than was the founder, President and CEO or RealView Systems and View Technologies, Inc. Mr. Than continues as President, CEO and board member of View Technologies.

     Prior to founding RealView and View Technologies, Mr. Than held a variety of business management positions including:

     - Founder and President, EasyView Systems, Inc., a developer of software for use in the furniture industry

     - Founder and President, National Systems and Software, Inc., a retail distributor of computer hardware and software

     - General Manager, Rutland Biotech, Vancouver, Canada, a developer of medical and health related proprietary products

     - Vice President of Information Systems, Patterson Dental Corporation, one of the largest U.S. dental product supply corporations

     - Director of Information Systems, Salkin and Linoff, a Minneapolis retailer of soft goods and ladies apparel, with $100 MM in sales and over 500 retail outlets including Peck & Peck

     - Manager of Systems and Programs, Fairway Foods, a $2 billion sales division of Holiday Worldwide, Inc.

     - Systems Programmer, Twin Disc, Inc., a Wisconsin manufacturer of power transmissions for heavy equipment, ships and construction implements

     Mr. Than is a graduate of the University of Wisconsin, with a dual degree in engineering physics and applied mathematics.

BRUCE E. LESNIAK, SENIOR VICE-PRESIDENT OF CORPORATE DEVELOPMENT

     Mr. Lesniak has been Senior Vice President of Corporate Development since March, 1999. He is not an executive officer and is a consultant. Mr. Lesniak will aid in developing a strategic business plan, creating strong partner alliances and building sales and marketing infrastructure. Mr. Lesniak heads the Company's corporate development, sales and marketing departments. Mr. Lesniak has been active in the security industry for over 15 years. The last 14 years were spent with the largest security system integrator in the U.S., ADT Security Services. Mr. Lesniak was National Director of Business Development at ADT from 1997 to 1999. While at ADT, Mr. Lesniak's responsibilities included guiding sales, implementing numerous new product releases and managing the largest and most profitable sales territory in the company. Mr. Lesniak received an undergraduate degree from Illinois State University.

ANDREW L. JIRANEK, VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL

     Mr. Jiranek has been the Company's Vice President and Secretary since June, 1999, and the Company's General Counsel since February, 1999. Prior to joining us on February 1, 1999, Mr. Jiranek practiced law in the areas of corporate and securities regulation. In March, 1998, Mr. Jiranek founded the law firm of Jiranek & Harasti. From 1992 to 1998 he was an associate attorney at the Washington, DC and Baltimore, Md. law firms of Niles, Barton & Wilmer and Dickstein, Shapiro & Morin in the corporate departments. Mr. Jiranek clerked for Chief Judge Truman Hobbs of the Middle District Court of Alabama and was an attorney, U.S. Department of Justice, Honors Program. He received his Juris Doctorate in 1987 from the College of William and Mary School of Law and an Economics Degree in 1984 from Princeton University.

DAVID C. BRUGGEMAN, VICE PRESIDENT OF ENGINEERING

     Mr. Bruggeman joined us in February, 1999, after we acquired Xyros Systems, Inc., as Vice President of Engineering. He is not an executive officer. Mr. Bruggeman manages the Company's engineering department and is responsible for design and product development. Mr. Bruggeman has been designing in the computer industry for over 37 years, with an emphasis on video and audio products in the past ten years. He was Vice President Operations and founder of Xyros from 1997 through 1999. In 1995-1996 he was Vice President, Product Management of Systems of Excellence, Inc., a publicly held video teleconferencing company, where he managed all elements of the corporation's technical hardware and software design and product support. From 1994 to 1995, Mr. Bruggeman was Director of Project Management and Advanced Programs for MELA Associates, Inc., a privately held government contractor, where he directed the activities of a major U.S. Department of Defense program as Program Manager.

JOHN CURRAN, VICE PRESIDENT OF MANUFACTURING

     Mr. Curran joined the Company as Vice President of Manufacturing on July 1, 1999. He is not an executive officer of the Company; however, his title reflected his operational responsibilities and authority. Effective June 16, 2000, Mr. Curran is no longer employed with the Company. Mr. Curran has thirty years of diversified Electronic and Electromechanical Manufacturing Engineering experience. Mr. Curran specializes in start-up manufacturing operations, productivity, and quality assessments. From 1995 to 1999, Mr. Curran was a Manufacturing Engineer with Novatec, Inc, a large privately held producer of plastic molding equipment. From 1991 to 1995, he was a consultant in the electronic component assembly business specializing in startup manufacturing operations, productivity and quality assessment. From 1989 to 1991, he was a Production Manager for Ant Telecommunications, Inc., a large privately held telecommunications research and development company, coordinating all subassembly contractors for in-line engineering changes and revision upgrades. From 1984 to 1989, he was a Director of Operations with Gould, Inc., a publicly traded electronic engineering firm, responsible for manufacturing engineering, production and production planning and material control. From 1979 to 1984, he was a Senior Production Manager with COMSAT General Telesystems, Inc., a large publicly traded telecommunications company, responsible for the fabrication of all products in the manufacturing department. Mr. Curran is a graduate of the University of Maine, receiving a bachelor's degree in business administration in 1965.

LINDA THAN, COMPTROLLER AND CHIEF FINANCIAL OFFICER

     Ms. Than began has been functioning as the Company's Comptroller and Chief Financial Officer for daily operations with responsibilities for bookkeeping, payables, receivables, and other financial aspects of day to day operations since September, 1998. She is not an executive officer. Since February 1994, Ms. Than has also been the Comptroller and Business Manager for RealView Systems and View Technologies.

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

     4.11 (1) Subscription Agreement Between View Systems, Inc. and Leokadia
Than

     4.12 (1) Form of Subscription Agreement Between View Systems, Inc. and Jim Price and Tim Rieu

     4.13 (2) Subscription and Investment Representation Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

     4.14 (2) First Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000

     4.15 (2) Second Common Stock Purchase Warrant between View Systems,Inc. and Rubin Investment Group, dated February 18, 2000

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

     10.21 (1) Promissory Notes from Xyros Systems, Inc. to Ken Weiss

     10.22 (1) Promissory Notes from Xyros Systems, Inc. to Hal Peterson

     10.23 (1) Loan Agreement Between Xyros Systems, Inc. and Columbia Bank

     10.24 (1) Letter From Columbia Bank Extending Term of Loan

     10.25 (3) License Agreement With Visionics Corporation for FaceIt Developer Kit, effective August 1996

     10.26 (3) License Agreement Between Lead Technologies, Inc. and View Systems, Inc. for Video OCR software

     10.27 (3) License Agreement Between View Systems, Inc. and Annasoft Systems for Microsoft Operating Software

     21. (1) Subsidiaries of Registrant.

     23.1 (attached to report) Consent of Stegman & Company

     23.2 (attached to report) Consent of Davis, Sita & Company

     23.3 (attached to report) Consent of Stegman & Company

     24.1 (attached to report) Power of attorney

     27 (attached to report) Financial Data Schedule for the year ended December 31, 1999.

--------------------------------------------------------------------

     (1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Commission on January 11, 2000.

     (2) Incorporated by reference to Registrant's Form 8-K filed with the Commission on February 19, 2000.

     (3) Incorporated by reference to Registrant's Form 10-K filed with the Commission on March 30, 2000.


(b)  REPORTS ON FORM 8-K

         NONE

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VIEW SYSTEMS, INC.


              By:  /s/ Andrew L. Jiranek           Date:  June 26, 2000
                 ---------------------------------------
                 Andrew L. Jiranek, Vice President,
                 General Counsel, and Secretary


Date:  June 26, 2000

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


By:  /s/ Gunther Than                             Date:  March 30, 2000
     ---------------------------------------
     Gunther Than, President,
     Chief Executive Officer and
     Chairman of the Board

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

By:  /s/  Martin J. Maassen                       Date:  March 30, 2000
     ---------------------------------------
     Martin J. Maassen, Director

By:  /s/  David Barbara                           Date:  March 30, 2000
     ---------------------------------------
     David Barbara, Director

By:  /s/  Michael Bagnoli                         Date:  March 30, 2000
     ---------------------------------------
     Michael Bagnoli, Director

By:  /s/ Linda Than                               Date:  March 30, 2000
     ---------------------------------------
     Linda Than, Comptroller & Chief Financial Officer

            SUMMARY PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

    The following table provides summary pro forma consolidated financial information for View Systems, Inc., Eastern Tech Manufacturing Corporation and Xyros Systems, Inc. based on historical data for the year ended
December 31, 1999 which assumes that the acquisition of these companies was consummated on January 1, 1999. The summary pro forma financial data do not necessarily indicate the operating results which would have resulted from the operation of View Systems, Inc. on a consolidated basis during the period presented, nor does this pro forma data necessarily represent any future operating results. In addition to this summary financial data, you should also refer to the more complete financial information included elsewhere in this prospectus, including more complete historical results for our acquired businesses.


     CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS DATA FOR THE YEARS ENDED
                          DECEMBER 31, 1999 AND 1998:


                                      1999           1998
                                      ----           ----
REVENUE:
     Sales and other income        $   704,322    $   852,121
     Cost of goods sold                588,163        681,231
                                   -----------    -----------

GROSS PROFIT ON SALES                  116,159        170,890

OPERATING EXPENSES                   4,107,475        418,189
                                   -----------    -----------

NET LOSS                           $(3,991,316)   $  (247,299)
                                   ===========    ===========

BASIC AND DILUTED LOSS PER SHARE   $     (0.68)   $     (0.06)
                                   ===========    ===========



                                     -E-1-

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

     As discussed in Note 14 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 1999 and 1998.




Baltimore, Maryland
May 22, 2000


                               VIEW SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
CURRENT ASSETS:
   Cash                                                             $    89,150
   Accounts receivable                                                   93,278
   Inventory                                                            141,213
                                                                    -----------

           Total current assets                                         323,641
                                                                    -----------
   PROPERTY AND EQUIPMENT:
     Equipment                                                          234,699
     Furniture and fixtures                                              28,595
     Leasehold improvements                                               4,000
     Software tools                                                      12,664
     Vehicles                                                            68,680
                                                                    -----------
                                                                        348,638
       Less accumulated depreciation                                     48,296
                                                                    -----------

           Net value of property and equipment                          300,342
                                                                    -----------
   OTHER ASSETS:
     Goodwill                                                           735,079
     Investments                                                         28,000
     Due from affiliated entity                                          90,990
     Due from stockholders                                               74,362
     Deposits                                                             7,007
                                                                    -----------

           Total other assets                                           935,438
                                                                    -----------
           TOTAL ASSETS                                             $ 1,559,421
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                               $   174,106
     Note payable - bank                                                 69,730
     Notes payable - stockholders                                       110,000
     Accrued interest payable                                            11,000
     Other accrued liabilities                                           19,163
                                                                    -----------

           Total current liabilities                                    383,999
                                                                    -----------
   STOCKHOLDERS' EQUITY:
     Common stock - par value $.01, 50,000,000 shares authorized,
       issued and outstanding - 7,167,203                                 7,167
     Additional paid-in capital                                       5,334,342
     Accumulated deficit                                             (4,166,087)
                                                                    -----------

           Total stockholders' equity                                 1,175,422
                                                                    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,559,421
                                                                    ===========

                             See accompanying notes.

                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                             1999           1998
                                                         -----------    -----------
   REVENUE:
     Sales and other income                              $   303,711    $      -
     Cost of goods sold                                      258,378           -
                                                         -----------    -----------

   GROSS PROFIT ON SALES                                      45,333           -
                                                         -----------    -----------

   OPERATING EXPENSES:
     Advertising and promotion                                23,256          1,151
     Amortization of goodwill - Xyros                         66,839           -
     Business development expense                            140,000           -
     Contributions                                             2,500           -
     Depreciation                                             29,856          3,885
     Dues and subscriptions                                    3,379            250
     Employee compensation and benefits                    2,045,531           -
     Insurance                                                17,038            442
     Interest                                                 51,262            217
     Investor relations                                      212,086         45,415
     Miscellaneous expense                                    19,009            282
     Office expenses                                          69,989            992
     Professional fees                                       317,100          9,500
     Rent                                                     74,228         16,325
     Repairs and maintenance                                  10,167           -
     Research and development                                210,143           -
     Taxes - other                                             3,201           -
     Telephone                                                28,398           -
     Travel and entertainment                                105,813         11,040
     Utilities                                                13,383            325
     Write-off of goodwill and other intangible assets       545,490           -
                                                         -----------    -----------

         Total operating expenses                          3,988,668         89,824
                                                         -----------    -----------

NET LOSS                                                 $(3,943,335)   $   (89,824)
                                                         ===========    ===========
LOSS PER SHARE:
     Basic                                               $     (0.68)          (.02)
                                                         ===========    ===========

     Diluted                                             $     (0.68)          (.02)
                                                         ===========    ===========


See accompanying notes.

                               VIEW SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    ADDITIONAL                     TOTAL
                                                      COMMON         PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                      STOCK          CAPITAL        DEFICIT        EQUITY
                                                      ------         -------      -----------   -------------
Balances at January 1, 1998                        $     4,000    $   156,420    $  (132,928)   $    27,492

    Sale of common stock                                   167        249,833            -          250,000

    Net loss                                               -              -          (89,824)       (89,824)
                                                   -----------    -----------    -----------    -----------

Balances at December 31, 1998                            4,167        406,253       (222,752)       187,668

    Sale of common stock                                   952      1,425,377            -        1,426,329

    Redemption of common stock                            (191)      (396,590)           -         (396,781)

    Issuance of common stock (employee and
      other compensation)                                1,469      2,145,864            -        2,147,333

    Issuance of common stock (Xyros acquisition)           150        562,350            -          562,500

    Issuance of common stock (ETMC acquisition)            250        787,250            -          787,500

    Issuance of common stock (debt conversion)             370        403,838            -          404,208

    Net loss                                               -              -       (3,943,335)    (3,943,335)
                                                   -----------    -----------    -----------    -----------

Balances at December 31, 1999                      $     7,167    $ 5,334,342    $(4,166,087)   $ 1,175,422
                                                   ===========    ===========    ===========    ===========




See accompanying notes.

                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999           1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(3,943,335)   $   (89,824)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             96,695          3,885
     Write-off of goodwill and other intangible assets        545,490            -
     Employee and other compensation paid through
      the issuance of common stock                          2,147,333            -
     Employee compensation related to stock
      options granted                                          87,420            -
     Interest paid through issuance of common stock            33,000            -
   Changes in operating assets and liabilities:
     Accounts receivable                                      (93,278)           -
     Inventory                                               (141,213)           -
     Other assets (7,007)                                         -
     Accounts payable                                         150,333         17,088
     Accrued interest                                          11,000            -
     Other accrued liabilities                                 19,163            -
                                                          -----------    -----------

          Net cash used in operating activities            (1,094,399)       (68,851)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (50,354)        (6,604)
   Funds advanced to affiliated entities                     (459,180)           -
   Investment in MediaComm Broadcasting Systems, Inc.         (28,000)           -
                                                          -----------    -----------

          Net cash used in investing activities              (537,534)        (6,604)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds/repayment of loans provided by stockholders       132,071         (6,599)
   Repayment of note payable - bank                            (5,270)           -
   Proceeds from sales of stock                             1,426,329        250,000
                                                          -----------    -----------

       Net cash provided by financing activities            1,553,130        243,401
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH                               (78,803)       167,946

CASH AT BEGINNING OF YEAR                                     167,953              7
                                                          -----------    -----------

CASH AT END OF YEAR                                       $    89,150    $   167,953
                                                          ===========    ===========

VIEW SYSTEMS, INC.

For the Years Ended December 31, 1999 And 1998

                                                               1999       1998
                                                            ----------   -------
Schedule of noncash investing and financing transactions:

    Common stock issued to effect purchase of
      Eastern Tech Manufacturing, Inc.                      $  787,500   $   -
                                                            ==========   =======

    Common stock issued to effect purchase of
      Xyros Systems, Inc.                                   $  562,500   $   -
                                                            ==========   =======

    Debt issued to effect purchase of
      Eastern Tech Manufacturing, Inc.                      $  148,184   $   -
                                                            ==========   =======

    Common stock issued for conversion of debt              $  404,208   $   -
                                                            ==========   =======

    Common stock redeemed in exchange for receivable        $  396,781   $   -
                                                            ==========   =======

Cash paid during the period for:

   Interest                                                 $   45,379   $   -
                                                            ==========   =======

   Taxes                                                    $      -     $   -
                                                            ==========   =======



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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO).


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

     NONMONETARY TRANSACTIONS

     Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 ACCOUNTING FOR NONMONETARY TRANSACTIONS which requires the transfer or distribution of a nonmonetary asset or liability to be based, generally, on the fair value of the asset or

                                    - F-8 -
liability that is received or surrendered, whichever is more clearly evident.

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

2.  FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of December 31, 1999 had an accumulated deficit of $4.2 million. For the year ended December 31, 1999 the Company's net loss, consisting primarily of non-cash stock based compensation, was $3.9 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through December 31, 2000.

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


     On February 25, 1999, the Company acquired Xyros of Columbia, Maryland, a developer of a computer based system that captures video and audio data surveillance equipment, transmits and stores it within standard personal computer systems. Under the terms of the merger agreement, each of the 100 shares of Xyros's common stock will be exchanged for 1,500 shares of the Company's common stock. This acquisition is accounted for as a purchase.

     Condensed financial information for Xyros for the two months ended February 28, 1999 and the year ended December 31, 1998 is as follows:

                               TWO MONTHS
                                  ENDED             YEAR ENDED
                             FEBRUARY 28, 1999   DECEMBER 31, 1998
                             -----------------   -----------------
                                (UNAUDITED)
     Sales and other income      $   6,346         $  31,438
     Cost of goods sold                100            20,891
                                 ---------         ---------
     Gross profit on sales           6,246            10,547
     Operating expenses             62,081           186,567
                                 ---------         ---------

     Net loss                    $ (55,835)        $(176,020)
                                  =========         =========


     In May of 1999, the Company completed its acquisition of ETMC, a computer parts and accessories manufacturer. The business combination was accounted for as a purchase in which each outstanding share of ETMC common stock was converted into the right to receive a number of shares of the Company's common stock. At closing, the purchase price (as defined in the agreement and plan of merger) of $935,684 was paid by the issuance of 250,000 shares of common stock and the assumption of liabilities for both legal fees and a non-compete clause. The excess cost over net liabilities acquired of $495,344 was recorded as goodwill and was subsequently amortized and written-off during the year ended December 31,199.

     Condensed financial information for ETMC for the eleven months ended May 31, 1999 and the year ended June 30, 1998 ETMC's fiscal year is as follows:


                                                ELEVEN MONTHS
                                                    ENDED        YEAR ENDED
                                                 MAY 31, 1999   JUNE 30, 1998
                                                --------------  -------------
                                                 (UNAUDITED)

     Sales and other income                        $ 867,383       $ 820,683
     Cost of goods sold                              725,308         660,340
                                                   ---------       ---------
     Gross profit on sales                           142,075         160,343
     Operating expenses                              107,584         164,085
                                                   ---------       ---------

     Net income (loss)                             $  34,491       $  (3,742)
                                                   =========       =========

     The following unaudited condensed pro form summary presents the consolidated results of operations for the years ended December 31, 1999 and 1998 of the Company as if the purchase business combinations had occurred January 1, 1998:

                                           1999             1998
                                        -----------      -----------
                                        (UNAUDITED)      (UNAUDITED)
     Sales and other income             $   704,322      $   852,121
     Cost of goods sold                     588,163          681,231
                                        -----------      -----------
     Gross profit on sales                  116,159          170,890
     Operating expenses                   4,107,475          418,189
                                        -----------      -----------

     Net loss                           $(3,991,316)     $  (247,299)
                                        ===========      ===========


     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

4.  INVENTORY

     Inventories at December 31, 1999 consisted of the following:

       Finished goods                                       $  42,000
       Work in process                                         32,563
       Raw materials                                           66,650
                                                            ---------
                                                            $ 141,213
                                                            =========


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

6.  INVESTMENTS

     The Company owns approximately 14% of the common stock of a privately held entity known as MediaComm Broadcasting Systems, Inc. ("MediaComm"). There is no market for the entity's common shares, and it was impracticable to estimate fair value of the Company's investment. The investment is carried on the balance sheet at original cost of $28,000 or $.03 a share. Following is a summary of pertinent information about the entity at and for the year ended June 30, 1999:

        Total assets                               $ 28,129
                                                   --------
        Total equity                               $ 26,630
                                                   --------
        Net loss                                   $(82,780)
                                                   --------


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

     In relation to the business combination with Xyros accounted for under the purchase method of accounting, the Company recorded goodwill in the amount of $802,069. This amount was based on the difference between the fair market value of the Company's stock at the acquisition date and the fair market value of Xyros's net assets and is being amortized on a straight-line basis over a ten year period. Amortization expense from the purchase date of February 25, 1999 through December 31, 1999 was $66,839.

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

     The components of the net deferred tax asset and liability as of December 31, 1999 are as follows:


       Effect of net operating loss carryforward          $ 563,000
         Less valuation allowance                          (563,000)
                                                          ---------
       Net deferred tax asset (liability)                 $    -
                                                          =========


     The Company has recorded a valuation allowance in an amount equal to the deferred tax asset resulting from its net operating loss carryforward. The Company has net operating loss carryforwards of approximately $1,500,000 at December 31, 1999.

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

     RESTRICTED STOCK GRANTS

     The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers, and directors at the discretion of the Board of Directors. During 1999 the Company issued the following shares under this Plan and additional shares at the direction of the Board of Directors:

                                                      NUMBER           EXPENSE
                                                     OF SHARES       RECOGNIZED
                                                     ---------       -----------
      Officers and employees                         1,100,000        $1,755,000
      Independent contractors and consultants          369,000           392,333
                                                    ----------       -----------

                                                     1,469,000        $2,147,333
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

     A summary of the Company's stock option activity and related information for the year ended December 31, 1999 is as follows:

                                                COMMON       WEIGHTED
                                                 STOCK       AVERAGE            RANGE OF
                                                OPTIONS   EXERCISE PRICE     EXERCISE PRICES
                                                -------   --------------     ---------------
     Outstanding at beginning of year              -          $  -            $     -

       Granted                                  504,860         1.56           0.01 - $2.07
       Exercised                                   -             -                  -
       Expired/cancelled                           -             -                  -
                                                -------       -------         -------------

     Outstanding at end of year                 504,860       $ 1.56          $0.01 - $2.07
                                                =======       =======         =============


     Additionally, the Company has issued warrants to purchase the Company's stock as follows:

                                                COMMON         WEIGHTED
                                                 STOCK         AVERAGE            RANGE OF
                                               WARRANTS     EXERCISE PRICE     EXERCISE PRICES
                                               --------     --------------     ---------------
     Outstanding at beginning of year              -            $  -               $  -

       Granted                                  454,000           2.00               2.00
       Exercised                                   -               -                  -
       Expired/cancelled                           -               -                  -
                                               --------         ------             ------

     Outstanding at end of year                 454,000         $ 2.00             $ 2.00
                                               ========         ======             ======


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. Compensation expense relating to the granting of stock options at grant prices below the fair value at the date of grant was $87,420 for the year ended December 31, 1999. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 5.97% - 6.09%; expected volatility of 70.0%; expected option life of 2 years from vesting and an unexpected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts for the year ended December 31, 1999 as follows:


                   AS REPORTED                     PRO FORMA
             -----------------------       ------------------------
   YEAR          NET           PER             NET             PER
   ENDED         LOSS         SHARE            LOSS           SHARE
   -----     -----------      ------       -----------       ------
   1999      $(3,943,335)     $(0.68)      $(4,209,848)      $(0.72)
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


14.  RESTATEMENT OF FINANCIAL STATEMENTS

     The Company has restated its financial statements for the years ending December 31, 1999 and 1998 to account for the acquisition of Xyros as a purchase. The previous financial statements had accounted for this acquisition as a pooling of interests. Accordingly, such statements have been restated as follows:

                                                                  1999                             1998
                                                      ---------------------------        ------------------------
                                                          AS                                AS
                                                       REPORTED          RESTATED        REPORTED        RESTATED
                                                       --------          --------        --------        --------
Statements of Operations Data:
   Sales and other income                             $  310,057        $  303,711       $  31,438        $   -
   Cost of goods sold                                    258,478           258,378          20,891            -
   Gross profit                                           51,579            45,333          10,547            -
   Total operating expenses                            3,983,910         3,988,668         254,104        89,824
   Net loss                                           (3,932,331)       (3,943,335)       (243,557)      (89,824)
   Net loss per share (basic and diluted)                    .68               .68             .06           .02

Balance Sheet Data:
   Goodwill                                                 -              735,079             -              -
   Total assets                                                            824,342       1,559,421            -
   Additional paid-in capital                          4,771,992         5,334,342             -              -
   Accumulated deficit                                (4,330,816)       (4,166,087)            -              -


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Eastern Tech Manufacturing Corporation

     We have audited the accompanying balance sheets of Eastern Tech Manufacturing Corporation as of June 30, 1998 and 1997 and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Tech Manufacturing Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                           Davis, Sita & Company

June 2, 2000





                                     -G- 1 -

                     EASTERN TECH MANUFACTURING CORPORATION

                                  BALANCE SHEET
                             JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                               1998              1997
                                                                               ----              ----
CURRENT ASSETS:
    Cash                                                                   $    8,970        $    6,538
    Accounts receivable                                                        33,138            71,590
    Prepaid expenses                                                            1,669               -
                                                                           -----------       -----------

             Total current assets                                              43,777            78,128
                                                                           ----------        ----------
PROPERTY AND EQUIPMENT:
    Equipment, at cost                                                        154,935           141,571
    Less accumulated depreciation                                              83,879            81,970
                                                                           ----------        ----------

             Cost less accumulated depreciation                                71,056            59,601
                                                                           ----------        ----------

             TOTAL ASSETS                                                  $  114,833        $  137,729
                                                                           ==========        ==========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                       $   48,807        $   67,961
    Loans from stockholder                                                     42,953            42,953
                                                                           ----------        ----------

             Total current liabilities                                         91,760           110,914
                                                                           ----------        ----------
STOCKHOLDER'S EQUITY:
    Common stock - par value $1.00
      500 shares authorized, issued and outstanding                               500               500
    Retained earnings                                                          22,573            26,315
                                                                           ----------        ----------

             Total stockholder's equity                                        23,073            26,815
                                                                           ----------        ----------
             TOTAL LIABILITIES AND
              STOCKHOLDER'S EQUITY                                         $  114,833        $  137,729
                                                                           ==========        ==========

                        See Notes To Financial Statements

                                     -G- 2 -

                     EASTERN TECH MANUFACTURING CORPORATION

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                1998              1997
                                                                                ----              ----
REVENUE:
    Sales of assembled electronic components                               $  820,683        $1,942,563
                                                                           ----------        ----------

COST OF SALES:
    Material                                                                   484,961        1,307,755
    Labor                                                                      175,379          310,205
                                                                           -----------       ----------

             Cost of sales                                                     660,340        1,617,960
                                                                           -----------       ----------

             Gross profit                                                      160,343          324,603
                                                                           -----------       ----------
OPERATING EXPENSES:
    Salaries and benefits                                                       43,844           61,480
    Rent                                                                        43,029          101,015
    Taxes (principally payroll)                                                 26,981           42,144
    Other operating expenses                                                    25,683           88,895
    Insurance                                                                   22,639           23,507
    Depreciation                                                                 1,909            5,758
                                                                           -----------       ----------

             Total operating expenses                                          164,085          322,799
                                                                           -----------       ----------

NET INCOME (LOSS) FOR THE YEAR                                                  (3,742)           1,804

RETAINED EARNINGS, BEGINNING OF YEAR                                            26,315           24,511
                                                                           -----------       ----------

RETAINED EARNINGS, END OF YEAR                                             $    22,573       $   26,315
                                                                           ===========       ==========

                        See Notes To Financial Statements

                                     -G- 3 -

                     EASTERN TECH MANUFACTURING CORPORATION

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                 1998              1997
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $  (3,742)         $   1,804
    Adjustments to reconcile net income to net cast
        provided by operating activities:
        Depreciation                                                             1,909              5,758
        Changes in operating assets and liabilities:
        Accounts receivable                                                     38,452                -
        Prepaid expenses                                                        (1,669)               -
        Accounts payable                                                       (19,154)           (44,762)
                                                                             ---------          ---------

        Net cash provided by (used in) operating activities                     15,796            (37,200)
                                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (13,364)           (31,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds advanced (to) from shareholders                                          -               40,725
                                                                             ---------          ---------

NET INCREASE (DECREASE) IN CASH                                                  2,432            (28,358)

CASH AT BEGINNING OF PERIOD                                                      6,538             34,896
                                                                             ---------          ---------

CASH AT END OF PERIOD                                                        $   8,970          $   6,538
                                                                             =========          =========

                                     -G- 4 -

                     EASTERN TECH MANUFACTURING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Eastern Tech Manufacturing Corporation (The "Company") is a Maryland corporation organized in May, 1985. The Company is engaged in the business of assembling electronic components under various short-term, task oriented contracts and purchase orders.

     METHOD OF ACCOUNTING

     The financial statements of the Company have been prepared on the accrual basis of accounting. Under this method, certain revenues are recognized when earned, and certain expense and purchases of assets are recognized when the obligations if incurred.

     MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     The Company recognizes revenue and the related cost of goods sold upon shipment of the product.

     ACCOUNTS RECEIVABLE

     Management reflects as accounts receivable only those accounts which it considers to be collectible. Uncollectible accounts are written off when collection is in doubt.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed under accelerated methods with useful lives ranging from 5 to 7 years. Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred

                                     -G- 5 -

                     EASTERN TECH MANUFACTURING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

     FINANCIAL INSTRUMENTS

     For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

     INCOME TAXES

     The Company is subject to Federal and state corporate income taxes on its net taxable income. As of June 30, 1998 the Company owed no Federal or state income taxes.

NOTE 2 - LOANS FROM STOCKHOLDER

     At June 30, 1998 and 1997, the Company had borrowed $42,953 from its principal stockholder. The loans are unsecured and payable on demand. There is no provision for interest.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company leased its office and manufacturing facility from its principal stockholder under a month-to-month arrangement. Rent paid to the stockholder amounted to $43,029 for the year ended June 30, 1998 and $101,015 for the year ended June 30, 1997.

NOTE 4 - SUBSEQUENT EVENT

     During May 1999 all of the Company's outstanding common stock was purchased by View Systems, Inc. for $935,684. The purchase price was paid for with 250,000 shares of View's common stock. The transaction also included the assumption of various liabilities and legal fees by View as well as a non-compete clause.

                                     -G- 6 -

                     EASTERN TECH MANUFACTURING CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

     ASSETS
      CURRENT ASSETS:
         Cash                                                           $  9,537
         Accounts receivable                                              35,261
         Inventory                                                        30,210
                                                                        --------

             Total current assets                                         75,008
                                                                        --------
      PROPERTY AND EQUIPMENT:
         Equipment, at cost                                              154,935
         Less accumulated depreciation                                    86,874
                                                                        --------
                 Net value of equipment                                   68,061
                                                                        --------

                 TOTAL ASSETS                                           $143,069

                 LIABILITIES AND STOCKHOLDER'S EQUITY

      CURRENT LIABILITIES:
         Accounts payable                                               $ 15,076
         Loans from stockholder                                          101,816
         Other accrued liabilities                                         3,350
                                                                        --------

             Total current liabilities                                   120,242
                                                                        --------
      STOCKHOLDER'S EQUITY
         Common Stock - par value $1.00, 1000 shares authorized,
            100 shares issued and outstanding                                500
         Retained earnings                                                22,327
                                                                        --------
             Total stockholder's equity                                   22,827
                                                                        --------

                 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $143,069
                                                                        ========

                                     -G- 7 -

                     EASTERN TECH MANUFACTURING CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                  1999         1998
                                                  ----         ----
                                               (unaudited)  (unaudited)
REVENUE:
     Sales of assembled electronic components   $ 716,250    $ 615,512
                                                ---------    ---------

COST OF SALES:
     Material                                     423,089      363,721
     Labor                                        197,651      131,534
                                                ---------    ---------

          Cost of sales                           620,740      495,255
                                                ---------    ---------

          Gross profit                             95,510      120,257
                                                ---------    ---------

OPERATING EXPENSES:
     Salaries and benefits                         20,977       35,250
     Rent                                          28,000       30,576
     Payroll and other taxes                       20,236       22,420
     Other operating expenses                      26,543       34,298
                                                ---------    ---------

          Total operating expenses                 95,756      122,544
                                                ---------    ---------

NET LOSS
                                                     (246)      (2,287)

RETAINED EARNINGS AT BEGINNING OF PERIOD           22,573       26,315
                                                ---------    ---------

RETAINED EARNINGS AT END OF PERIOD              $  22,327    $  24,028
                                                =========    =========


                                     -G- 8 -

                     EASTERN TECH MANUFACTURING CORPORATION
                             STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                              1999          1998
                                                           ----------    ----------
                                                           (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              $    (246)    $   (2,287)
     Adjustments to reconcile net (loss) income to
          net cash provided by operating activities:
          Depreciation                                         2,995          1,432
          Changes in operating assets and liabilities:
              Accounts receivable                             (2,123)        27,067
              Inventory                                      (30,210)             -
              Prepaid expenses                                 1,669              -
              Accounts payable                               (33,731)       (13,365)
              Other accrued liabilities                        3,350              -
                                                           ---------      ---------
                                                             (58,296)        11,847
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIS - Purchase
     of property and equipment                                     -         10,023
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Funds advanced (to) from stockholder                     58,863              -
                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  567          1,824

CASH AT BEGINNING OF PERIOD                                    8,970          6,538
                                                           ---------      ---------

CASH AT END OF PERIOD                                      $   9,537      $   8,362
                                                           =========      =========


                                   -G-9-

To the Board of Directors and Stockholders
Xyros Systems, Inc.
Columbia, Maryland


         We have audited the accompanying balance sheet of Xyros Systems, Inc. as December 31, 1998 and the related statements of operations and accumulated deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xyros Systems, Inc. as December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

 Stegman & Company
 Baltimore, Maryland

 May 31, 2000

                               XYROS SYSTEMS, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS
   CURRENT ASSETS:

      Cash                                                         $   1,946
      Accounts receivable                                             13,599
      Inventory                                                        4,574
                                                                  ----------
          Total current assets                                        20,119
                                                                  ----------
   PROPERTY AND EQUIPMENT:

      Computer hardware                                                1,666
      Software                                                         2,438
                                                                  ----------
                                                                       4,104
          Less accumulated depreciation                                 (821)
                                                                  ----------
              Net value of property and equipment                      3,283
                                                                  ----------
              TOTAL ASSETS                                         $  23,402
                                                                  ----------
                                                                  ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:

      Accounts payable                                                 6,298
      Note payable - bank                                             65,000
      Notes payable - stockholders                                   155,000
      Other accrued liabilities                                        2,915
                                                                  ----------
          Total current liabilities                                  229,213
                                                                  ----------
                                                                  ----------
   STOCKHOLDERS' EQUITY

      Common Stock - par value $1.00, 1000 shares authorized,
          100 shares issued and outstanding                              100
      Accumulated deficit                                           (205,911)
                                                                  ----------
          Total stockholders' equity                                (205,811)
                                                                  ----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  23,402
                                                                  ----------
                                                                  ----------

See accompanying notes.


                               XYROS SYSTEMS, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                 1998           1997
                                                -----           ----
REVENUE:

     Sales and other income                   $  31,438       $    --
     Cost of goods sold                          20,891            --
                                              ---------       ---------
GROSS PROFIT ON SALES                            10,547            --
                                              ---------       ---------
OPERATING EXPENSES:
     Advertising and promotion                    2,819            --
     Depreciation                                   821            --
     Employee compensation and benefits          90,008            --
     Insurance                                      826            --
     Interest                                     9,837            --
     Office expenses                             16,426           2,147
     Professional fees                            1,529           9,717
     Rent                                        35,879            --
     Research and development expenses           22,077          16,387
     Utilities                                    3,921            --
     Travel                                       2,424           1,640
                                              ---------       ---------
           Total operating expenses             186,567          29,891
                                              ---------       ---------
NET LOSS                                       (176,020)        (29,891)

ACCUMULATED DEFICIT AT BEGINNING OF YEAR        (29,891)           --
                                              ---------       ---------
ACCUMULATED DEFICIT AT END OF YEAR            $(205,911)      $ (29,891)
                                              ---------       ---------
                                              ---------       ---------

BASIC NET LOSS PER SHARE                      $(1,760.20)     $ (298.91)
                                              ---------       ---------
                                              ---------       ---------


See accompanying notes.


                               XYROS SYSTEMS, INC.
                   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

                            DECEMBER 31, 1998 AND 1997

                                                                                  1998              1997
                                                                                  -----             ----
      CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(176,020)      $ (29,891)
  Adjustments to reconcile net loss to net cash used by operating
      activities - Depreciation                                                      821            --
  Changes in operating assets and liabilities:

      Accounts receivable                                                        (13,599)           --
      Inventory                                                                   (4,574)           --
      Accounts payable                                                             6,289            --
      Other accrued liabilities                                                    3,024            --
                                                                               ---------       ---------
          Net cash used by operating activities                                 (184,059)        (29,891)
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of property and equipment         (4,104)           --
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank note payable                                               65,000            --
    Proceeds from stockholder notes payable                                      125,000          30,000
                                                                               ---------       ---------
            Net cash provided by financing activities                            190,000          30,000
                                                                               ---------       ---------
NET DECREASE IN CASH                                                               1,837             109

CASH AT BEGINNING OF YEAR                                                            109            --
                                                                               ---------       ---------
CASH AT END OF YEAR                                                            $   1,946       $     109
                                                                               ---------       ---------
                                                                               ---------       ---------



See accompanying notes.


             XYROS SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Xyros Systems, Inc. (the "Company") was incorporated in the State of Maryland on July 27, 1997.

     The Company designs and develops products which permit remote monitoring and storage of video.

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

     REVENUE RECOGNITION

     The Company recognizes revenue and the related cost of goods sold upon shipment of the product.

     INVENTORIES

     Inventories consist of parts and other materials and are stated at the lower of cost or market. Cost is determined by the firstin firstout method.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated over their useful lives, using the straight line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation is 5 years.

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

2.  NOTE PAYABLE BANK

     The Company has a demand note payable with a commercial bank having an outstanding balance of $65,000 at December 31, 1998. The note bears interest equivalent to the prime rate plus 2% per annum payable monthly and is personally guaranteed by the Company's stockholders.

3.  NOTES PAYABLE - STOCKHOLDERS

     The Company has notes payable with its stockholders in the aggregate amount of $155,000 as of December 31, 1998. The notes carry an annual interest rate of 10% with interest payable monthly and are due December 31, 1999.

4.  INCOME TAXES

     The components of the deferred income taxes as of December 31, 1998 consist of the following:

              Effect of net operating loss carryforward      $ 70,010

              Less valuation allowance                        (70,010)
                                                            ----------
              Net deferred tax asset (liability)             $   --
                                                            ----------
                                                            ----------

          The Company has recorded a valuation allowance in an amount equal to the deferred tax asset resulting from its net operating loss carryforward.

