Form 10QSB
period 2000-06-30
VIEW SYSTEMS INC
filed 2000-08-14
CIK 1075857

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

Yes  X    No  __

                       APPLICABLE ONLY TO CORPORATE FILERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,539,095 shares of common stock as of July 26, 2000.

Transitional Small Business Disclosure Format (check one): Yes  __    No  X

                                TABLE OF CONTENTS

Part I Financial Statements........................................F-1
Consolidated Balance Sheet.........................................F-1
Consolidated Statement of Operations...............................F-2
Consolidated Statement of Stockholder's Equity.....................F-3
Statement of Cash Flows............................................F-4
Notes to Interim Financial Statements..............................F-5
Management Discussion and Analysis...................................3
PART II..............................................................8
Legal Proceedings....................................................8
Changes In Securities................................................9
Defaults Upon Senior Securities......................................9
Submission of Matters To A Vote of Security Holders..................9
Other Information....................................................9
Exhibits And Reports On Form 8-K.....................................9



ITEM 1. FINANCIAL STATEMENTS

         SEE NEXT PAGE

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET



                                                     June  30,    December 31,
                                                       2000           1999
                                                   -----------    -----------
                                                   (Unaudited)
             ASSETS

CURRENT ASSETS:
    Cash                                           $    91,529    $    89,150
    Accounts receivable                                112,571         93,278
    Inventory                                          186,642        141,213
                                                   -----------    -----------
             Total current assets                      390,742        323,641
                                                   -----------    -----------

PROPERTY AND EQUIPMENT:
    Equipment                                          359,884        344,638
    Leasehold improvements                              20,261          4,000
                                                       380,145        348,638
                                                   -----------    -----------
        Less accumulated depreciation                  (72,079)       (48,296)
                                                   -----------    -----------

             Net value of property and equipment       308,066        300,342
                                                   -----------    -----------

OTHER ASSETS:
    Goodwill                                           952,956      1,007,518
    Investments                                         28,000         28,000
    Due from affiliated entity                          76,483         90,990
    Due from stockholders                              109,362         74,362
    Deposits                                             7,469          7,007
                                                   -----------    -----------
             Total other assets                      1,174,270      1,207,877
                                                   -----------    -----------
             TOTAL ASSETS                          $ 1,873,078    $ 1,831,860
                                                   -----------    -----------
                                                   -----------    -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $   257,617    $   174,106
    Note payable - bank                                 66,564         69,730
    Notes payable - stockholders                       110,000        110,000
    Accrued interest payable                            16,500         11,000
    Other accrued liabilities                           24,645         19,163
                                                   -----------    -----------
                  Total current liabilities            475,326        383,999
                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001
       50,000,000 shares authorized,
       8,386,080 shares issued and outstanding           8,386             --
       7,167,203 shares issued and outstanding              --          7,167
    Additional paid-in capital                       6,059,329      5,334,342
    Accumulated deficit                             (4,669,963)    (3,893,648)
                                                   -----------    -----------
                  Total stockholders' equity         1,397,752      1,447,861
                                                   -----------    -----------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $ 1,873,078    $ 1,831,860
                                                   -----------    -----------
                                                   -----------    -----------



                           F1-See Accompanying Notes

                               VIEW SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended         Six Months Ended
                                                      ------------------         ----------------
                                                    June 30,      June 30      June 30,     June 30
                                                      2000         1999         2000         1999
                                                    ---------    ---------    ---------    ---------
REVENUE:
         Sales of security systems                  $  97,360    $  11,647    $ 115,260    $  11,647
         Sales of assembled electronic components     133,720       29,613      226,232       29,613
                                                    ---------    ---------    ---------    ---------
              Total sales                             231,080       41,260      341,492       41,260

         Cost of goods sold                           130,361       12,869      190,756       12,869
                                                    ---------    ---------    ---------    ---------

GROSS PROFIT ON SALES                                 100,719       28,391      150,736       28,391
                                                    ---------    ---------    ---------    ---------

OPERATING EXPENSES:
         Advertising and promotion                        962        8,440       11,380        8,440
         Amortization                                  27,281        4,128       54,562        4,128
         Depreciation                                   9,221        6,616       22,111        6,624
         Dues and subscriptions                         1,426          100        2,246          319
         Insurance                                      4,847        5,087        7,480        6,195
         Interest                                       5,358       10,630       11,548       11,990
         Investor relations                                --        2,811       33,865        2,811
         Miscellaneous expense                            740       13,720        2,439       14,403
         Office expenses                               29,993       11,593       66,209       43,281
         Professional fees                             74,878       71,529      171,256      136,160
         Rent                                          26,859       19,400       54,844       22,900
         Repairs and maintenance                        2,514        1,563        7,007        3,523
         Research and development                      45,537        2,698      109,302        2,698
         Salaries and benefits                        151,889      431,457      282,929      431,457
         Sales promotions                              21,741           --       48,254           --
         Taxes - other                                    100          808        4,305          808
         Travel                                        12,625       26,450       29,530       37,963
         Utilities                                      4,799        3,635        7,784        6,800
                                                    ---------    ---------    ---------    ---------
                  Total operating expenses            420,770      620,665      927,051      740,499
                                                    ---------    ---------    ---------    ---------
NET LOSS FOR THE PERIODS                            $(320,051)   $(592,274)   $(776,315)   $(712,108)
                                                    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------

LOSS PER SHARE:

     Basic                                          $   (0.04)   $   (0.12)   $   (0.10)   $   (0.14)
                                                    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------

     Diluted                                        $   (0.04)   $   (0.12)   $   (0.10)   $   (0.14)
                                                    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------



                           F2-See Accompanying Notes

                               VIEW SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                      Additional                             Total
                                                   Common              Paid-In         Accumulated       Stockholders'
                                                    Stock              Capital           Deficit            Equity
                                                  -----------        -----------       -----------        -----------
Balances at January 1, 1999                      $     4,167        $   406,253        $  (222,752)       $   187,668

    Sale of common stock                                  500            747,100                 --            747,600

    Net loss for the six months
      ended June 30, 1999                                  --                 --           (712,108)          (712,108)
                                                  -----------        -----------        -----------        -----------
Balances at June 30, 1999 (Unaudited)                   4,667          1,153,353           (934,860)           223,160

    Sale of common stock                                  452            678,277                 --            678,729

    Redemption of common stock                           (191)          (396,590)                --           (396,781)

    Issuance of common stock

      (employee and other compensation)                 1,469          2,145,864                 --          2,147,333

    Issuance of common stock
      (Xyros acquisition)                                 150            562,350                 --            562,500

    Issuance of common stock
      (ETMC acquisition)                                  250            787,250                 --            787,500

    Issuance of common stock
      (debt conversion)                                   370            403,838                 --            404,208

    Net loss for the period of July 1, 1999
      to December 31, 1999                                 --                 --         (3,231,227)        (3,231,227)
                                                  -----------        -----------        -----------        -----------
Balances at December 31, 1999                           7,167          5,334,342         (3,893,648)         1,447,861

    Sale of common stock                                1,134            724,142                 --            725,276

    Stock options exercised                                85                845                 --                930

    Net loss for the six months
     ended June 30, 2000                                   --                 --           (776,315)          (776,315)
                                                  -----------        -----------        -----------        -----------

Balances at June 30, 2000 (Unaudited)             $     8,386        $ 6,059,329        $(4,669,963)       $ 1,397,752
                                                  -----------        -----------        -----------        -----------
                                                  -----------        -----------        -----------        -----------



                            F3-See Accompanying Notes

                               VIEW SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED


                                                        June 30,    June 30,
                                                         2000        1999
                                                     (Unaudited)  (Unaudited)
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $(776,315)   $(712,108)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                     76,673       31,848
       Employee compensation paid with stock                 --      277,000
       Changes in operating assets and liabilities:
         Accounts receivable                            (19,293)    ( 79,838)
         Inventory                                      (45,429)    ( 54,113)
         Deposits and other assets                        ( 462)          --
         Accounts payable                                85,184        4,415
         Accrued interest                                 5,500        5,500
         Other accrued liabilities                        5,482       14,915
                                                      ---------    ---------
         Net cash used in operating activities         (668,660)    (352,705)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                  (31,507)    (  4,940
    Funds advanced to affiliated entities               (14,507)    (382,042)
    Investment in MediaComm Broadcasting, Inc.               --     ( 28,000)
                                                      ---------    ---------
       Net cash used in investing activities           ( 17,000)    (405,102)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds advanced (to) from shareholders               (35,000)    ( 61,927)
    Repayment of note payable - bank                    ( 3,166)    (  3,500)
    Proceeds from sales of stock                        726,205      747,600
    Redemption of stock                                      --     ( 50,000)
                                                      ---------    ---------
       Net cash provided by financing activities        688,039      632,173
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                           2,379     (125,634)

CASH AT BEGINNING OF PERIOD                              89,150      169,899
                                                      ---------    ---------
CASH AT END OF PERIOD                                 $  91,529    $  44,265
                                                      ---------    ---------
                                                      ---------    ---------



                           F4-See Accompanying Notes

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         BASIS OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                 Equipment              5-7 years
                 Software tools           3 years



              Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended June 30, 2000 and 1999 amounted to $22,111 and $6,624 respectively.


                                       F5

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         ADVERTISING

              Advertising costs are charged to operations as incurred. Advertising costs for the 6 months ended June 30, 2000 were $11,380.

         MONETARY TRANSACTIONS

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

         NET LOSS PER COMMON SHARE

              Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended June 30, 2000 does not include potential shares of common stock equivalents, as their impact would be antidilutive.


                                       F6

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEGMENT REPORTING

              The company has determined that it does not have any separately reportable operating segments as of June 30, 2000.

2.  FINANCIAL CONDITION

              Since its inception, the Company has incurred significant losses and as of June 30, 2000 had an accumulated deficit of $4.7 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through June 30, 2001.


                                       F7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our audited and un-audited financial statements and the notes thereto included in this Report.

OVERVIEW

         We have two business lines. We develop, produce and sell a family of closed circuit television - CCTV digital recording and video management products and digital identification products based on our proprietary software. These products are used for security and surveillance. We also provide contract manufacturing services for electronic components and systems.

         Our business depends on the profitability of our products. We began providing contract manufacturing services in May, 1999, when we acquired Eastern Tech Manufacturing Corp. Eastern Tech had provided such services for more than 15 years and had an established customer basis. We have continued the contract manufacturing business line, while converting Eastern Tech's manufacturing capacity to production of our products.

RESULTS IN OPERATIONS

Six Months Ended June 30, 2000, Compared With Six Months Ended June 30, 2000

REVENUE

         For the six months ended June 30, 2000, revenues from sales of our products increased $103,613 or 990% to $115,260 from $11,647 in the year ago period, and revenues from sales of our services grew $196,619 or 764% to $226,232 from $29,613 in the year ago period. We began receiving revenues from services after May 25, 1999, when we acquired Eastern Tech, and, therefore, our service revenue figures for the year ago period ended June 30, 1999, do not include a full three months of operations. Of the $341,492 in total revenue during the six month period ended June 30, 2000, $115,260 or 34% of our revenue was derived from sales of systems and $226,232 or 66% from sales of contract manufacturing services.

NET SALES AND GROSS PROFIT ON SALES

         Gross profit on sales for the six months ended June 30, 2000, increased $122,345 or 531% to $150,736 compared with $28,391 in the year ago period. Gross profit margin for the six months ended June 30, 2000, was 44% compared with 69% in the year ago period. Because of low net sales we achieved in the year ago period ended June 30, 1999, we do not believe growth profit margin comparisons are meaningful.

OPERATING EXPENSES

         Operating expenses for the six months ended June 30, 2000, increased to $927,051, compared with $740,499 for the comparable period in 1999. The increase is principally due to increased expenditures in the areas of research and development, sales and marketing and amortization of goodwill associated with acquisitions in 1999.

         As a result of the foregoing, net loss was $(776,315) for the six months ended June 30, 2000, compared to a net loss of $(712,108) for the six months ended June 30, 1999.

COSTS AND EXPENSES

         COSTS OF PRODUCTS SOLD. The cost of products and services sold, was $190,756 for the six months ending June 30, 2000, and represented 56% of revenue for the period, compared with $12,869 for the six months ending June 30, 1999. Because of our low sales volume in the year ago period, we do not consider the costs of goods sold in the year ago period to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline as a percentage of total revenue. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services. We are continually working on engineering changes in our security products that we expect will lower component costs for these products.

         AMORTIZATION. We acquired Xyros Systems, Inc. on February 25, 1999, and Eastern Tech Manufacturing Corp. on May 25, 1999, and accounted for both acquisitions under the purchase method of accounting. We recorded goodwill for the Xyros combination of $802,069 and $495,344 for the Eastern Tech combination, all of which was determined based on the difference between the fair market value of what we paid for Xyros and Eastern Tech and the fair value of their net assets. During the fourth quarter of 1999, we conducted a thorough review of the acquired companies operations, including their current customer base, current production capacity, and job order backlog, in accordance with SFAS #121 and made necessary adjustments to the values maintained on the balance sheet. For the six months ended June 30, 2000, we recorded amortization expense for this goodwill of $54,562 based on this schedule.

         RESEARCH AND DEVELOPMENT EXPENSE. We spent $109,302 on research and development for the six months ended June 30, 2000, as compared with $2,698 in the year ago period. Our R&D expenditures in the six months ended June 30, 2000, represented 73% of revenue for this period. We continue work on enhancements and upgrades to our existing products and introduced a redesigned base model SecureView-4 product to the market in April, 2000. We are working on introducing additional products to the market in 2000. We expect continued heavy expenditures in this area, evidencing our commitment to develop industry leading video management and identification products.

         SALARIES AND BENEFITS. We spent $282,929 on salaries and benefits for the six months ended June 30, 2000, as compared with $431,457 in the year ago period. We recognized a $277,000 salary expense associated with offering stock as compensation for the six months ended June 30, 1999, and we did not record a comparable ????? in the month period ended June 30, 2000. We have increased expenditure on salaries and fees for sales and marketing personnel, including consultants, and we incurred $48,254 on sales and promotional expenses for the 6 month period ended June 30, 2000, with no comparable expense in the year ago period.

Three Months Ended June 30, 2000, Compared With Three Months Ended June 30, 1999

REVENUE

         For the three months ended June 30, 2000, revenues from sales of our products increased $85,713 or 838% to $97,630 from $11,647 in the year ago period, and revenues from sales of our services grew $104,107 or 452% to $133,720 from $29,613 in the year ago period. We only began receiving revenues from services after May 25, 1999, when we acquired Eastern Tech, and, therefore, our service revenue figures for the year ago period ended June 30, 1999, do not include a full three months of operations. Of the $231,080 in total revenue during the three month period ended June 30, 2000, $97,360_or 42% of our revenue was derived from sales of systems and $133,720 or 58% from sales of contract manufacturing services. We expect sales of our products to continue becoming a larger percentage of our overall revenues, as we begin converting our manufacturing capacity to production of our products.

GROSS PROFIT ON SALES

         Gross profit on sales for the three months ended June 30, 2000, increased $72,328 or 354% to $100,719 compared with $28,391 in the year ago period. Gross profit margin for the three months ended June 30, 2000, was 44% compared with 69% in the year ago period. Because of low net sales we achieved in the year ago period ended June 30, 1999, we do not believe growth profit margin comparisons provide meaningful information.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2000, decreased to $420,770, compared with $620,665 for the comparable period in 1999. The decrease is principally due to the fact that did not have comparable stock issuances as employee compensation in the period ended June 30, 2000, as we did for the year ago period. We have increased expenditures in the areas of research and development, sales and marketing and write-offs of goodwill associated with acquisitions we did in 1999.

         As a result of the foregoing, net loss was $(320,051) for the three months ended June 30, 2000, compared to a net loss of $(592,274) for the three months ended June 30, 1999.

COSTS AND EXPENSES

         COSTS OF PRODUCTS SOLD. The cost of products and services sold, was $130,361 for the three months ending June 30, 2000, and represented

56% of revenue for the period, compared with $12,869 for the three months ending June 30, 1999. Because of our low sales volume in the year ago period, we do not consider the costs of goods sold in the year ago period to be a good measure of our true costs of goods sold.

LIQUIDITY AND CAPITAL RESOURCES.

         Since start-up of operations in 1999, we have funded our cash requirements primarily through equity transactions. We received $726,205 from the sale of stock during the six month period ended June 30, 2000, and $2,885,526 since inception, excluding $244,000 in loan payables that were satisfied through the issuance of stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these transactions to fund investments in, and acquisition of, technology, assets and companies, to provide working capital and for general corporate purposes, including paying expenses incurred in connection with the development of the SecureView(TM) line of products. As of June 30, 2000, we had total assets of $1,873,078, and total liabilities of $475,326, resulting in stockholder's equity of $1,397,752. Our principal uses of cash during the six months ended June 30, 2000, were to:

- fund operating activities, including increased sales and marketing activities

-        invest in the development of products

         During the six months ended June 30, 2000, our cash increased from $89,150 at December 31, 1999, to $91,529 at June 30, 2000. Net cash used in operating activities was $668,660 for the six months ended June 30, 2000, including increases in accounts receivable of $19,293, increases in inventory of $45,429, increases in accounts payable of $85,184 and increases in accrued interest of $5,500. Net cash used in investing activities of $17,000 consisted of $31,507 used for the purchase of capital equipment and $14,507 advanced to View Technologies, a company controlled by Gunther Than. Net cash generated from financing activities during the six months ended June 30, 2000, was $688,039, consisting of proceeds received from the sale of stock, less $35,000 advanced to Leokadia Than, Gunther Than's mother, and payments made on a promissory note owed to Columbia Bank.

         We have a demand loan payable to Columbia Bank with an approximate outstanding balance of $70,000. This loan has been called and is now due and owing.

         We agreed to pay Hal Peterson, a former officer of Xyros, approximately $88,000 on or before August 22, 2000, or consent to entry of judgment. This agreement arose out of our settlement of a suit brought by Hal Peterson for repayment of monies he advanced to Xyros prior to our acquisition of Xyros. We also have a purported promissory note due Ken Weiss, the former President of Xyros, for monies he advanced to Xyros prior to our acquisition of Xyros, in the stated outstanding amount of $40,000, plus accrued and unpaid interest. Ken Weiss has made demand for repayment of monies and the monies are immediately due according to the stated terms of the note.

         As a result of the foregoing, as of June 30, 2000, we had ($84,584) in net working capital, including $112,571 of trade accounts receivable and $186,642 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of June 30, 2000, we have not granted material payment term extensions.

         Our inventory balance at June 30, 2000, was estimated to be $186,642. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

         We anticipate further capital expenditures for 2000 of approximately $500,000 for production and test equipment.

         Under our outstanding employment and consulting agreements, we are obligated to pay $156,000 in cash to Messrs. Than and Lesniak in salary and fees during calendar year 2000. We are also obligated to issue common stock to them with an value of $40,000. If we terminate the employment or engagement of Messrs. Than and Lesniak without cause (including because of merger, acquisition or change in control), we will be obligated to pay approximately $350,000 in severance payments over a three year period.

         We report each issuance of stock for less than fair market value as a charge against earnings to the extent of fair market value. The obligation to issue stock is a substantial capital commitment in year 2000 and subsequent years.

         We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing. We have outstanding warrants with various investors with an exercise price of $2.00 per share. Some of the shares that can be obtained from exercise of these warrants have been registered for resale with the SEC and some state jurisdictions. These warrants are out-of-the-money, as the trading price as of the date of this report is approximately $1.00 per share. If the selling stockholders exercise all of their warrants, at the exercise price of $2.00 per share, we will receive approximately $4,000,000, which we will use for capital equipment, working capital and to expand operations to execute our business plan.

         However, unless the range of trading prices of our common stock increases to over $2.00 per share or we agree to lower the exercise price of the warrants, it is unlikely that the warrants will be exercised. In May, 2000, we lowered the exercise price of warrants for 200,000 shares held by a selling shareholder from $2.00 to $.50 per share and the warrants were immediately exercised, resulting in net proceeds to us of $100,000.

         We have an outstanding loan balance of $94,362 representing monies that have been advanced to Gunther Than, our President & CEO, and his mother, Leokadia Than. Mr. Than and Ms. Than have indicated that they have the ability to repay these loans and they have been making loan repayments. Moreover, Mr. Than has indicated that he will loan monies to us that we may need to meet operating capital needs.

         We own 840,000 shares of MediaComm Broadcasting, Inc. MediaComm is filing an application to be quoted and traded on the NASD OTCBB. If their application is accepted, we may be able to make limited sales of MediaComm shares in this public market.

RISK FACTORS AND CAUTIONARY STATEMENTS

         Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, risks detailed in our other securities filings, including our Annual Report on Form 10-KSB for the year ended December 31, 1999, and our registration statement, as amended, filed on Form SB-2.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         Hal Peterson, a former executive officer of Xyros and a trust he controls filed suit against us on October 28, 1999 in the Circuit Court for Howard County, Maryland. We have settled this lawsuit by agreeing to pay $88,000 on or before August 22, 2000, or consent to entry of judgment in that amount against us.

         Lawrence Seiler, the former President of Easter Tech, is being criminally prosecuted by the U.S. Department of Justice in the U.S. District Court for the District of Columbia for acts he took several years prior to our acquisition of Eastern Tech. Mr. Seiler is no longer an employee of the company. We have been advised by the prosecutors in that case that we are not the subject of investigation or proceedings arising out of this case. We reported this proceeding on our registration statement on Form SB-2

         We are not aware of any other material pending legal proceedings against us or our property.

ITEM 2. CHANGES IN SECURITIES

         On May 4, 2000, we issued 50,000 shares to Rubin Investment Group after it partially exercised a warrant by paying consideration consisting of $56,000 in cash and computer equipment with a value of $44,000. On May 22, 2000, we issued another 200,000 shares to Rubin Investment Group, after it partially exercised a warrant by paying consideration with a fair market value of $100,000. Rubin Investment Group acquired its warrant on February 18, 2000, under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Our subsidiary, Xyros Systems, Inc., is the maker of two promissory notes in favor of two former shareholders of Xyros, Ken Weiss and Hal Peterson. The promissory notes are alleged to evidence loans from Ken Weiss and Hal Peterson to Xyros prior to the time that we acquired Xyros. We have guarantied repayment of the indebtedness evidenced by these notes. The promissory notes to Ken Weiss carry an outstanding principal balance of $40,000, plus accrued and unpaid interest, which the notes state accrues at the rate of 10% per annum. The notes in favor of Ken Weiss have matured by their terms and Ken Weiss has demanded immediate payment.

         We have agreed to pay $88,000 on or before August 22, 2000, or consent to entry of judgment on the notes in favor of Hal Peterson.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

ITEM 5. OTHER INFORMATION

Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)      EXHIBITS:

3.1      (1) Articles of Incorporation

3.2      (1) By-laws

4.1      (2) Amendment to First Common Stock Purchase Warrant of VIEW
SYSTEMS, INC. (Company)Dated February 18, 2000, and Second Common Stock Purchase Warrant of Company, Dated February 18, 2000, Issued to Rubin Investment Group (Holder) and to Subscription and Investment Agreement dated February 18, 2000, Between Company and Holder

4.2 (attached to report) Second Amendment to First Common Stock Purchase Warrant of View Systems, Inc. (Company), Dated February 18, 2000, Issued to Rubin Investment Group (Holder) and to Subscription and Investment Agreement, dated February 18, 2000, Between Company and Holder

11.      (attached to report) Statement re: Computation of Per Share Earnings

27.      (attached to report) Financial Data Schedule

--------------------------------------------------------------------------------

    (1) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000

    (2) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On June 7, 2000

(B)      REPORTS ON FORM 8-K

         We filed did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                  View Systems, Inc.
                                  Registrant

August 14, 2000                   /S/ GUNTHER THAN
Date                              -------------------
                                  GUNTHER THAN
                                  PRESIDENT & CEO