Form 10QSB
period 2000-09-30
VIEW SYSTEMS INC
filed 2000-11-20
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-30178
                                                -------

                               VIEW SYSTEMS, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                         59-2928366
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                             925 West Kenyon Avenue,
                            Englewood, Colorado 80110
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 783-9153
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     -----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X    No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,054,120 shares of common stock as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ---       ---

                                Table of Contents


PART I. Financial Information

Item I.  Financial Statements
Consolidated Balance Sheet.....................................................1
Consolidated Statement of Operations...........................................2
Consolidated Statement of Stockholder's Equity.................................3
Statement of Cash Flows........................................................4
Notes to Consolidated Financial Statements.....................................5
Item II.  Management Discussion and Analysis...................................7

PART II.  Other Information

Item I.    Legal Proceedings..................................................12
Item II.   Changes In Securities..............................................12
Item III.  Defaults Upon Senior Securities....................................13
Item IV.   Submission of Matters To A Vote of Security Holders................13
Item V.    Other Information..................................................13
Item VI.   Exhibits And Reports On Form 8-K...................................14

ITEM 1. FINANCIAL STATEMENTS

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       September 30,             December 31,
                                                                            2000                     1999
                                                                       -------------             -------------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                               $      44,043             $     89,150
    Accounts receivable                                                       42,227                   93,278
    Inventory                                                                218,070                  141,213
                                                                        ------------             ------------

             Total current assets                                            304,340                  323,641
                                                                        ------------             ------------

PROPERTY AND EQUIPMENT:
    Equipment                                                                364,641                  344,638
    Leasehold improvements                                                    20,261                    4,000
                                                                       -------------             ------------
                                                                             384,902                  348,638
        Less accumulated depreciation                                        (83,822)                 (48,296)
                                                                       --------------            -------------

             Net value of property and equipment                             301,080                   300,342
                                                                       --------------            -------------

OTHER ASSETS:
    Goodwill                                                                 925,675                 1,007,518
    Investments                                                               28,000                    28,000
    Due from affiliated entity                                               103,433                    90,990
    Due from stockholders                                                     14,324                    74,362
    Deposits                                                                   8,660                     7,007
                                                                       -------------              ------------

             Total other assets                                            1,080,092                 1,207,877
                                                                       -------------              ------------

             TOTAL ASSETS                                              $   1,685,512              $  1,831,860
                                                                       =============              ============



                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $     335,783               $  174,106
    Note payable - bank                                                       46,564                   69,730
    Notes payable - stockholders                                             110,000                  110,000
    Accrued interest payable                                                  19,250                   11,000
    Other accrued liabilities                                                 39,073                   19,163
                                                                       -------------             ------------

             Total current liabilities                                       550,670                  383,999
                                                                       -------------             ------------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001
       50,000,000 shares authorized,
       8,552,259 shares issued and outstanding                                 8,552                        -
       7,167,203 shares issued and outstanding                                     -                    7,167
    Additional paid-in capital                                             6,199,311                5,334,342
    Accumulated deficit                                                   (5,073,021)              (3,893,648)
                                                                       -------------             ------------


             Total stockholders' equity                                    1,134,842                1,447,861
                                                                       -------------             ------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                       $   1,685,512              $ 1,831,860
                                                                       =============             ============



                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended             Nine Months Ended
                                                          ------------------             -----------------
                                                     September 30,  September 30  September 30,   September 30
                                                         2000           1999          2000            1999
                                                     -------------  ------------  -------------   ------------

REVENUE:
        Sales of security systems                   $      31,719  $     11,647  $     146,979   $    11,647
        Sales of assembled electronic components           34,848       141,583        261,080       182,844
                                                     -------------  ------------  ------------  ------------


              Total sales                                  66,567       153,230        408,059       194,491

              Cost of goods sold                           20,412       141,199        211,168       154,068
                                                     -------------  ------------  ------------  ------------

GROSS PROFIT ON SALES                                       46,155       12,031        196,891        40,423
                                                     -------------  ------------  ------------  ------------

OPERATING EXPENSES:
         Advertising and promotion                           1,283            -         12,663             -
         Amortization                                       27,281       12,384         81,843        16,512
         Depreciation                                       11,293       15,415         33,404        22,039
         Dues and subscriptions                                495        1,175          2,741         1,494
         Insurance                                           5,694        4,961         13,174        11,156
         Interest                                            4,022        5,595         15,570        17,585
         Investor relations                                 15,488      155,141         49,353       166,392
         Miscellaneous expense                              11,338        4,533         13,777         8,417
         Office expenses                                    26,102       25,687         92,311        79,292
         Professional fees                                 110,757      291,637        282,013       427,797
         Rent                                               26,746        7,495         81,590        30,395
         Repairs and maintenance                             1,158       10,754          8,165        14,277
         Research and development                           34,538            -        143,840         2,698
         Salaries and benefits                             137,103      724,087        420,032     1,155,541
         Sales promotions                                   25,796            -         74,050             -
         Taxes - other                                         362        2,393          4,667         3,201
         Travel                                               4,882      28,884         34,412        66,847
         Utilities                                            4,875       3,363         12,659        10,360
                                                     --------------  -----------  ------------   -----------

         Total operating expenses                           449,213   1,293,504      1,376,264     2,034,003
                                                     -------------- ------------  ------------   -----------

NET LOSS FOR THE THREE MONTHS                        $    (403,058) $(1,281,473) $  (1,179,373)  $(1,993,580)
                                                     =============  ============ ==============  ============

LOSS PER SHARE:

     Basic                                           $       (0.05) $     (0.19) $       (0.15)   $    (0.39)
                                                     =============  ============ ==============   ==========

     Diluted                                         $       (0.05) $     (0.19) $       (0.15)   $    (0.39)
                                                     =============  ============ ==============   ==========


                                                VIEW SYSTEMS, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                        Additional                       Total
                                            Common       Paid-In      Accumulated     Stockholders'
                                             Stock       Capital        Deficit          Equity
                                            -------     ----------    ------------    -------------

 Balances at January 1, 1999               $  4,167     $  406,253   $   (222,752)    $    187,668

    Sale of common stock                        814      1,049,535              -        1,050,349

    Issuance of common stock
      (Xyros acquisition)                       150        562,350              -          562,500
    Redemption of common stock                 (191)      (396,590)             -         (396,781)
    Issuance of common stock
      (employee and other compensation)       1,469      1,240,864              -        1,242,333

    Issuance of common stock
      (ETMC acquisition)                        250        787,250              -          787,500
    Issuance of common stock
      (debt conversion)                         170        194,038              -          194,208
    Net loss for the nine months
      ended September 30, 1999                    -              -     (1,993,580)      (1,993,580)
                                           ---------    -----------   ------------    -------------

Balances at September 30, 1999 (unaudited)    6,829      3,843,700     (2,216,332)       1,634,197

    Sale of common stock                        138      1,280,842              -        1,280,980
    Issuance of common stock
      (debt conversion)                         200        209,800              -          210,000

    Net loss for the period of October 1, 1999
      to December 31, 1999                        -              -     (1,677,316)      (1,677,316)
                                           ---------    -----------   ------------    -------------

Balances at December 31, 1999                 7,167       5,334,342    (3,893,648)       1,447,861

    Sale of common stock                      1,285         863,991             -          865,276

    Stock options exercised                     100             978             -            1,078

    Net loss for the nine months
      ended September 30, 2000                    -               -    (1,179,373)      (1,179,373)
                                           ---------    -----------   ------------    -------------

Balances at September 30, 2000(Unaudited) $   8,552     $ 6,199,311   $ 5,073,021     $   1,134.842
                                           =========    ===========   ============    =============


                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED


                                                                       September 30,              September 30,
                                                                            2000                      1999
                                                                       --------------             -------------
                                                                       (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(1,179,373)              $(1,993,581)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                       115,247                    38,552
       Employee and other compensation
        paid with stock                                                          -                 1,242,333
       Changes in operating assets and liabilities:
         Accounts receivable                                                51,051                    56,819
         Inventory                                                         (76,839)                  (63,996)
         Deposits and other assets                                          (1,653)                        -
         Accounts payable                                                  162,489                    (1,455)
         Accrued interest                                                    8,250                     8,250
         Other accrued liabilities                                          19,910                    20,202
         Software development cost                                               -                    20,490
                                                                      -------------              ------------

    Net cash used in operating activities                                 (900,918)                 (672,387)
                                                                      -------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (34,972)                  (26,958)
    Funds advanced to affiliated entities                                  (12,443)                 (447,792)
    Investment in MediaComm Broadcasting, Inc.                                   -                   (28,000)
                                                                      -------------              ------------

       Net cash used in investing activities                               (47,415)                 (502,750)
                                                                      -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds advanced (to) from shareholders                                   60,038                   431,315
    Repayment of note payable - bank                                       (23,166)                   (4,291)
    Proceeds from sales of stock                                           866,354                 1,050,192
    Redemption of stock                                                          -                  (396,781)
                                                                      -------------              ------------
       Net cash provided by financing activities                           903,226                 1,080,435
                                                                      -------------              ------------

NET INCREASE (DECREASE) IN CASH                                            (45,107)                  (94,702)

CASH AT BEGINNING OF PERIOD                                                 89,150                   169,899
                                                                      -------------              ------------


CASH AT END OF PERIOD                                                 $     44,043                $   75,197
                                                                      =============              ===========



                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Nature of Operations
              --------------------

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

              Basis of Consolidation
              ----------------------

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Real View Systems, Inc. ("Real View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

              Use of Estimates
              ----------------

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates that were used.

              Revenue Recognition
              -------------------

                  The Company and its subsidiaries recognize revenue and the related cost of goods sold upon shipment of the product.

              Inventories
              -----------

                  Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO).

              Property and Equipment
              ----------------------

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

                           Equipment                           5-7 years
                           Software tools                      3 years

                  Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended September 30, 2000 amounted to $33,404 and $15,415 respectively.


              Impairment of Long-Lived Assets
              -------------------------------

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

              Income Taxes
              ------------

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

              Research and Development
              ------------------------

                  Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over the estimated useful lives.

              Advertising
              -----------

                  Advertising costs are charged to operations as incurred. Advertising costs for the years ended September 30, 2000 were $12,663.

              Monetary Transactions
              ---------------------

                  Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29 Accounting for Nonmonetary Transactions which requires the transfer or distribution of a nonmonetary asset or liability to be based, generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

              Financial Instruments
              ---------------------

                  For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

              Net Loss Per Common Share
              -------------------------

                  Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended September 30, 2000 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

              Segment Reporting
              -----------------

                  The  company  has  determined   that  it  does  not  have  any
separately reportable operating segments as of September 30, 2000.

2.  FINANCIAL CONDITION

              Since its inception, the Company has incurred significant losses and as of September 30, 2000 had an accumulated deficit of $5 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through September 30, 2001.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with our audited and unaudited financial statements and the notes thereto included in this Report.

OVERVIEW

         We have two business lines. We develop, produce and sell a family of closed circuit television - CCTV - digital recording and video management products and digital identification products based on our proprietary software. These products are used for security and surveillance. We also provide contract manufacturing services for electronic components and systems.

         We only began providing contract manufacturing services in May, 1999, when we acquired Eastern Tech Manufacturing Corp. Eastern Tech had provided such services for more than 15 years and had an established customer base. We have continued the contract manufacturing business line, while converting Eastern Tech's manufacturing capacity to production of our products.

RESULTS IN OPERATIONS

Nine Months Ended September 30, 2000, Compared With Nine Months Ended September 30, 1999

REVENUE

         For the nine months ended September 30, 2000, revenues from sales of our products increased $135,332 or 1162% to $146,979 from $11,647 in the same period last year, and revenues from sales of our services grew $78,236 or 43% to $261,080 from $182,844 in the same period last year. We only began receiving revenues from services after May 25, 1999, when we acquired Eastern Tech, and, therefore, our service revenue figures for the year ago period ended September 30, 1999, do not include a full nine months of operations. Of the $408,059 in total revenue during the nine month period ended September 30, 2000, $146,979 or 36% was derived from sales of systems and $261,080 or 64% from sales of contract manufacturing services. The ratio of security systems sales to contract manufacturing is increasing.

NET SALES AND GROSS PROFIT MARGIN

         Net sales for the nine months ended September 30, 2000, increased $156,468 or 387% to $196,891 compared with $40,423 in same period last year. Gross profit margin for the nine months ended September 30, 2000, was 48% compared with 21% in the same period last year. Because of low net sales we achieved in the period last year ended September 30, 1999, we do not believe growth profit margin comparisons are meaningful at this stage of our operations.

OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 2000, decreased to $1,376,264, compared with $2,034,003 for the comparable period in 1999. The decrease is principally due to decreased expenditures in the areas of salaries and professional fees.

         As a result of the foregoing, net loss was $(1,179,373) for the nine months ended September 30, 2000, compared to a net loss of $(1,993,580) for the nine months ended September 30, 1999.

COSTS AND EXPENSES

         COSTS OF PRODUCTS SOLD. The cost of products and services sold, was $211,168 for the nine months ended September 30, 2000, and represented 52% of revenue for the period, compared with $154,068 for the nine months ended September 30, 1999. Because of our low sales volume in the same period last year, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

         AMORTIZATION. We acquired Xyros Systems, Inc. on February 25, 1999, and Eastern Tech Manufacturing Corp. on May 25, 1999, and accounted for both acquisitions under the purchase method of accounting. We recorded goodwill for the Xyros combination of $802,069 and $495,344 for the Eastern Tech combination, all of which was determined based on the difference between the fair market value of what we paid for Xyros and Eastern Tech and the fair value of their net assets. During the fourth quarter of 1999, we conducted a thorough review of the acquired companies operations, including their current customer base, current production capacity, and job order backlog, in accordance with SFAS #121. Based on this review, we recognized an impairment loss of $199,009 for Xyros, and $222,904 for Eastern Tech at year end 1999, and elected to amortize the remaining goodwill balance over a 10 year period. For the nine months ended September 30, 2000, we recorded amortization expense for this goodwill of $81,843 based on this schedule.

         RESEARCH AND DEVELOPMENT EXPENSE. We spent $143,840 on research and development for the nine months ended September 30, 2000, as compared with $2,698 in the same period last year. Our R&D expenditures in the nine months ended September 30, 2000, represented 73% of gross profit margin for this period. We continue work on enhancements and upgrades to our existing products and introduced a redesigned base model SecureView-4 product to the market in April, 2000. We are working on introducing additional products to the market in 2000. We expect continued heavy expenditures in this area, evidencing our commitment to develop industry leading video management and identification products.

         SALARIES AND BENEFITS. We spent $420,032 on salaries and benefits for the nine months ended September 30, 2000, as compared with $1,155,541 in the same period last year. In the same period last year, we recognized $893,520 in expense associated with the issuance of stock as compensation and we have recognized no comparable expense due to the issuance of stock as compensation in the 9 month period ended September 30, 2000. We have increased expenditure on salaries and fees for sales and marketing personnel, including consultants, and we incurred $74,050 on sales and promotional expenses for the 9 month period ended September 30, 2000, with no comparable expense in the year ago period.

NET OPERATING LOSS

         We incurred approximately $1,179,373 of net operating loss carry forwards for the nine-month period ended September 30, 2000, which may be used to offset taxable income and income taxes in future years.

Three Months Ended September 30, 2000, Compared With Three Months Ended September 30, 1999

REVENUE

         For the three months ended September 30, 2000, revenues from sales of our products increased $20,072 or 172.3% to $31,719 from $11,647 in the same period last year, and revenues from sales of our services decreased $106,735 or 75.3% to $34,848 from $141,583 in the same period last year. Of the $66,567 in total revenue during the three month period ended September 30, 2000, $31,719 or 48% of our revenue was derived from sales of systems and $34,848 or 52% from sales of contract manufacturing services. We expect sales of our products to continue becoming a larger percentage of our overall revenues, as we begin converting our manufacturing capacity to production of our products.

NET SALES AND GROSS PROFIT MARGIN

         Net sales for the three months ended September 30, 2000, increased $34,124 or 284% to $46,155 compared with $12,031 in the same period last year. Gross profit margin for the three months ended September 30, 2000, was 69% compared with 8% in the same period last year. Because of low net sales we achieved in the period last year ended September 30, 1999, we do not believe growth profit margin comparisons provide meaningful information.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 2000, decreased to $449,213, compared with $1,293,504 for the comparable period in 1999. The decrease is principally due to the fact that we did not have comparable stock issuances as employee compensation in the period ended September 30, 2000, as we did for the same period last year. We have increased expenditures in the areas of research and development, sales and marketing and write-offs of goodwill associated with acquisitions we did in 1999.

         As a result of the foregoing, net loss was $(403,058) for the three months ended September 30, 2000, compared to a net loss of $(1,281,473) for the three months ended September 30, 1999.

COSTS AND EXPENSES

         COSTS OF PRODUCTS SOLD. The cost of products and services sold, was $20,412 for the three months ending September 30, 2000, and represented 31% of revenue for the period, compared with $141,199 for the three months ended September 30, 1999. Because of our low sales volume in the same period last year, we do not consider the costs of goods sold in the year ago period to be a good measure of our true costs of goods sold.

NET OPERATING LOSS

         We incurred approximately $403,058 of net operating loss carry forwards for the three-month period ended September 30, 2000, which may be used to offset taxable income and income taxes in future years.

LIQUIDITY AND CAPITAL RESOURCES

         Since start-up of operations in 1999, we have funded our cash requirements primarily through equity transactions. We received $866,354 from the sale of stock during the nine month period ended September 30, 2000, and $3,040,675 since inception, excluding $244,000 in loan payables that were satisfied through the issuance of stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these transactions to fund investments in, and acquisition of, technology, assets and companies, to provide working capital and for general corporate purposes, including paying expenses incurred in connection with the development of the SecureView(TM) line of products. As of September 30, 2000, we had total assets of $1,685,512, and total liabilities of $550,670, resulting in stockholders' equity of $1,134,842. Our principal uses of cash during the nine months ended September 30, 2000, were to:

o  fund operating activities, including increased sales and marketing activities

o  invest in the development of products

         During the nine months ended September 30, 2000, our cash decreased from $89,150 at December 31, 1999, to $44,043 at September 30, 2000. Net cash used in operating activities was $900,918 for the nine months ended September 30, 2000, including decreases in accounts receivable of $51,051, increases in inventory of $76,839, increases in accounts payable of 162,489 and increases in accrued interest of $8,250. Net cash used in investing activities of $47,415 consisted of $34,972 used for the purchase of capital equipment and $12,443 advanced to View Technologies, a company controlled by President and Chief Executive Officer, Gunther Than, to provide View Technologies with capital needed to finish development of products which View Systems would manufacture pursuant to a cross licensing agreement. Net cash generated from financing activities during the nine months ended September 30, 2000, was $903,226, consisting of proceeds received from the sale of stock, plus $60,038 advanced from stockholders, less payments made on a promissory note with an outstanding principal balance of $35,000, plus accrued and unpaid interest, which the note accrues at a rate of 2% plus prime, to Columbia Bank. The loan to Columbia Bank was due June, 1999. View Systems pays $5000 per month to Columbia Bank.

         We consented to entry of judgment to pay Hal Peterson, a former officer of Xyros, approximately $88,000. This agreement arose out of our settlement of a suit brought by Hal Peterson for repayment of monies he advanced to Xyros prior to our acquisition of Xyros. We also have a purported promissory note due Ken Weiss, the former President of Xyros, for monies he advanced to Xyros prior to our acquisition of Xyros, in the stated outstanding amount of $40,000, plus accrued and unpaid interest. Ken Weiss has made demand for repayment of monies and the monies are immediately due according to the stated terms of the note.

         As a result of the foregoing, as of September 30, 2000, we had negative net working capital of $246,330, including $42,227 of trade accounts receivable and $218,070 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of September 30, 2000, we have not granted material payment term extensions.

         Our inventory balance at September 30, 2000, was estimated to be $218,070. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

         We anticipate further expenditures for 2000 of approximately $500,000. We are also exploring the purchase of the commercial space we are leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If we can obtain favorable terms, we would purchase the building through debt financing.

         Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year and Mr. Lesniak $30,000 per year in salary and fees during calendar year 2000. If we terminate the employment or engagement of Mr. Than without cause (including because of merger, acquisition or change in control), we will be obligated to pay approximately $350,000 in severance payments over a three year period.

         We report each issuance of stock for less than fair market value as a charge against earnings to the extent of fair market value. The obligation to issue stock is a substantial capital commitment in year 2000 and subsequent years.

         We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing. We have outstanding warrants with various investors with an exercise price of $2.00 per share. Some of the shares that can be obtained from exercise of these warrants have been registered for resale with the SEC and some state jurisdictions. These warrants are out-of-the-money, as the trading price as of the date of this report is less that $1.00 per share. If the selling stockholders exercise all of their warrants, at the exercise price of $2.00 per share, we will receive $4,200,000, which we will use for working capital and to expand operations to execute our business plan.

         However, unless the range of trading prices of our common stock increases to over $2.00 per share or we agree to lower the exercise price of the warrants, it is unlikely that the warrants will be exercised. In May, 2000, we lowered the exercise price of warrants for 200,000 shares held by a selling shareholder from $2.00 to $.50 per share and the warrants were immediately exercised, resulting in net proceeds to us of $100,000. It is likely that we will agree to lower the exercise price of the warrants in the future if our stock continues to be traded below $2.00 per share.

         We own 840,000 shares of MediaComm Broadcasting, Inc. MediaComm previously submitted a filing to be quoted and traded on the NASD OTCBB. MediaComm has decided that it is not in their best interest to have their share traded publicly at this time.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Hal Peterson, a former executive officer of Xyros and a trust he controls filed suit against us on October 28, 1999 in the Circuit Court for Howard County, Maryland. Xyros was acquired by us on February 25, 1999. Pursuant the terms of the acquisition, we assumed the liabilities of Xyros. One of such liability was a loan to Xyros from Mr. Peterson in the amount of $88,000 which we contested. We have settled this lawsuit by agreeing to pay $88,000.

         We are not aware of any other material pending legal proceeding against us or our property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Our subsidiary, Xyros Systems, Inc., is the maker of two promissory notes in favor of two former shareholders of Xyros, Ken Weiss and Hal Peterson. The promissory notes are alleged to evidence loans from Ken Weiss and Hal Peterson to Xyros prior to the time that we acquired Xyros. We have guarantied repayment of the indebtedness evidenced by these notes. The promissory notes to Ken Weiss carry an outstanding principal balance of $40,000, plus accrued and unpaid interest, which the notes state accrues at the rate of 10% per annum, which represents money advanced to Xyros from Ken Weiss. The notes in favor of Ken Weiss have matured by their terms and Ken Weiss has demanded immediate payment.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

ITEM 5. OTHER INFORMATION

Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)      EXHIBITS:
         --------

3.1      (1) Articles of Incorporation
3.2      (1) By-laws
4.1 (2) Amendment to First Common Stock Purchase Warrant of VIEW SYSTEMS, INC. Dated February 18, 2000, and Second Common Stock Purchase Warrant of Company, Dated February 18, 2000, Issued to Rubin Investment Group (Holder) and to Subscription and Investment Agreement dated February 18, 2000, Between Company and Holder
4.2 (2) Second Amendment to First Common Stock Purchase Warrant of View Systems, Inc., Dated February 18, 2000, and Subscription and Investment Agreement, dated February 18, 2000, Between Company and Holder
11.      (attached to report) Statement re: Computation of Per Share Earnings
27.      (attached to report) Financial Data Schedule
--------------------------------------------------------------------------------

     (1) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000

     (2) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On June 7, 2000

(B)      REPORTS ON FORM 8-K
         -------------------

         We filed did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           View Systems, Inc.
                                           Registrant


Date: November 14, 2000                    /s/ GUNTHER THAN
                                               ---------------------------------
                                               GUNTHER THAN
                                               PRESIDENT & CEO