Form 10KSB
period 2000-12-31
VIEW SYSTEMS INC
filed 2001-04-02
CIK 1075857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ___________ to __________

                       Commission file number: __________

                               View Systems, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

           Florida                                     59-2928366
- ---------------------------------------      ----------------------------
(State or Other Jurisdiction                 (I.R.S. Employer Identification No
of Incorporation or Organization)

925 West Kenyon Avenue, Englewood, Colorado               80110
- ---------------------------------------      ----------------------------
(Address of principal executive offices)               (Zip Code)

                                  (303)783-9153
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value.
                           --------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ___X___ No _______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the fiscal year ended December 31, 2000 was $661,789.

As of March 29, 2001, 12,322,620 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $6,531,000 based on the closing price of $.53 per share on that date.

                                     PART I

ITEM 1.           DESCRIPTION OF OUR BUSINESS

History

         We incorporated in Florida in January, 1989 but did not become active until September, 1998 when Gunther Than joined us as our president and we began development of our product line. In October 1998, we acquired Real View Systems, Inc. a company controlled by Gunther Than and his family by which we acquired compression technology and computer equipment. In February 1999, we acquired Xyros Systems, Inc. by which we acquired remote monitoring and storage engineering, a highly qualified employee staff and computer hardware and software. In May, 1999, we acquired ETMC, a contract manufacturer of electronic hardware and assemblies with 15 years of manufacturing experience which business we have continued to date and whose facilities we use to manufacture our products. In March, 1999, we made our first sales of our security and surveillance products. The potential market for security and surveillance products and services throughout the world is huge and has been enhanced by digital technology.

Overview

         Surveillance devices are common today and are used as a proven method for protection and risk management. We develop, produce and market digital security and surveillance systems and products utilizing video based cameras and microphones. Our security systems, which are marketed under the trade name SecureView, record video images digitally and permit their viewing remotely over the customer's existing CCTV systems together with audio output over ordinary telephone lines. Digital recording connects data to a computer readable format rather than on a conventional video tape. We store the video output on computer hard disks rather than VCR tapes which significantly improves access to stored data. In addition, our systems are programmable and are capable of being customized to satisfy each customer's special requirements, be it coverage which is continuous or when events are detected. Our digital systems also employ digital video data compression which saves space and time for transmissions.

         In addition to SecureView, our products include the following:

         o ViewStorage which is a competitively priced programmable VCR replacement device that records video output digitally for use with existing CCTV systems and which will not degrade as tapes do;

         o PlateView which is a license plate recognition system that uses optical character recognition technology to provide an additional means of identifying individuals in a surveillance area for commercial or law enforcement use;

         o CareView which is a system for monitoring loved ones such as children at a day care center or at home with a baby sitter or adult relatives at a nursing home or hospice; and

         o WebView which is a low-priced retail product that allows a user to capture and view remotely camera output from a limited number of cameras via a connection to a server which in turn is connected to the world-wide web for use by a customer desiring a low cost way to monitor remote assets such as a home or boat.

         We currently market our products principally to commercial users for monitoring facilities for the protection of employees, customers and assets which leads to both the curtailment of crime and loss prevention.

We also market our products to residential  users and law enforcement  agencies.
We  currently   distribute  and  support  our  products  through  a  network  of value-added domestic and international resellers which we intend to expand.

Industry Background

         The increased functionality that digital technology brings to CCTV systems has made this a dynamic and rapidly growing market. According to a 1999 report by J. P. Freeman & Co., a privately held market research and consulting services company that focuses on the security and surveillance industries, the market size for CCTV systems was $1.3 billion for production and services revenues in 1998, which market was estimated to grow at a rate of 11-13% per year. The report forecast this double-digit growth in the total market between now and 2004, with a possibility of further growth acceleration as the residential and non-security commercial markets expand. According to the J. P. Freeman report, an estimated $556 million of the total market in 1998 was derived from services, such as installation and maintenance, which we do not provide. However, the report predicted that service revenues in this market would grow at a slower pace than the revenue growth of the product sector primarily because of the ability to integrate digital systems with other commercial and residential electronic systems.

         Video transmission is just beginning to transform from what was "closed-circuit" to a mix of methods that will widen into hard-wired, phone line, TV cable and wireless link systems. It is expected that this will expand user demand, create new product opportunities and channels of distribution and expand the way in which other communication services are used.

Business Strategy

         We distribute our SecureView line of products, with add-on features, to the market through a network of value-added resellers. We are also in discussions with security companies and law enforcement agencies with respect to distribution agreements.

         We have ongoing reseller arrangements with small and medium sized domestic and international resellers. Our reseller agreements grant a non-exclusive right to sell our products. The reseller purchases from us at a discount from list price and on other terms and conditions in effect at the time of order. The agreements are generally for a term of one year and automatically renew for successive one year terms unless terminated by notice or in the event of breach.

         We intend to market WebView through different channels. We plan to offer WebView for direct retail sale on the world wide web and wholesale through retail distributors. We do not have any agreements with any distributors and will not seek any until we complete development of the product. This product will be priced at a level to be attractive to retail consumers.

         In addition to these products, through our acquisition of ETMC, we acquired an ongoing business operation of providing contract electronic component assembly and test services. ETMC had been in operation for over 15 years and had an established base of clients. ETMC had done approximately 60% of its business for the commercial sector and 40% of its business for the government sector. ETMC's diverse clients have included Hewlett-Packard, Martin Marietta, Maryland Government Procurement Office, Lockheed Martin, and John Hopkins's Applied Physics Labs under contract to NASA. We plan to continue ETMC's business line while converting a portion of its manufacturing capability to the production of our security and surveillance products.

         Our core strategy is to continue to build products and deliver services that are marketable while at the same time developing new products and applications to anticipate and meet the expanding needs of our customers. We are also attempting to create alliances with various specialty markets which require the use of security systems such as:

         o installers of pools in certain states that require that all residential pools have an alarm system;

         o credit card companies that control their own ATM machines which have surveillance systems; and

         o gas stations and car washes which rely heavily on surveillance systems.

         We will also continue to offer upgrades and enhancements to existing customers as a method of retaining customers. Every customer who does not participate in the upgrade program is targeted by one of our sales persons one year after the date of original purchase, at which time our warranty expires, to offer our newest upgrades to existing systems.

Our Products

         We manufacture several of the hardware components in our systems. We assemble our systems by combining additional commercially available hardware and software together with our proprietary software. We license software components that are integrated into our proprietary software and installed in our systems. We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources. Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

         We have software licensing agreements for (i) compression software components, (ii) for facial recognition to possibly integrate into our proprietary software, and (iii) license to integrate commercially available operating systems software into our proprietary software for installation into our products.

SecureView

         SecureView is a line of digital CCTV recording and remote monitoring systems. Our digital CCTV SecureView system:

         o    takes video images captured by cameras;
         o    digitizes the video;
         o stores the video according to times or criteria specified by the customer;
         o retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
         o transmits the video across computer networks or ordinary phone lines;
         o has two way audio ability that can use real-time to communicate to the location being monitored; and
         o triggers programmed responses to events detected in surveillance area such as break-ins or other unauthorized breaches of the secured area.

         Our system stores video output on computer hard discs, rather than VCR tapes. Storage on computer hard discs allows selective access to stored data. With a VCR, a user must search an entire tape to review a critical event, often fast forwarding and rewinding. With computer hard disc, a user can gain immediate access to stored data by doing a controlled search for the desired data. Our systems come standard with up to 28 days storage.

         Our systems are programmable -- they can be pre-set to take actions when events are detected in the surveillance area. For example, they can be programmed to begin recording when motion is detected in a surveillance area or to notify the user if the system is not functioning properly. Because of the programmable recording features, our systems can eliminate the unnecessary storage of non-critical image and audio data. This capacity allows the user to utilize the hard disk storage more efficiently.

         Our digital systems employ video data compression. This saves space for storage and time for transmission especially on low bandwidth channels such as plain telephone wiring.

         Our SecureView line of products include the following features:

         o    users can remotely monitor multiple locations from a remote PC;
         o connects to existing CCTV systems allowing retrofit enhancements using our systems;
         o uses any and all forms of telecommunications, such as standard telephone lines;
         o video can be monitored 24 hours a day by a security monitoring center;
         o allows uninterrupted "2-way" audio transmission while switching, controlling and monitoring up to 16 cameras per unit;
         o local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
         o cameras can be concealed in ordinary home devices such as in smoke detectors;
         o monitors itself to insure system functionality with alert messages in the event of covert or natural interruption;
         o modular expansion system configuration allows user to purchase add on components at a later date; and
         o allows the user to set the system to automatically review an area in desired camera sequence.

ViewStorage

         ViewStorage is currently in development and is expected to reach market later in 2001. ViewStorage is a competitively priced video storage system that will archive the video from our systems. This storage device records video output digitally, and can be configured to house almost any amount of storage of video output from cameras.

         Video recording can be programmed for continuous recording, timed Guard Tour recording, or event driven recording. Unlike images stored on tape, images stored on this VCR replacement device do not degrade over time. It also does not require the on-going and expensive maintenance required by VCR recording devices.

         ViewStorage is modular in nature and can be expanded to add additional storage, up to an amount that meets the requirements of each particular customer. This product has a unique "camera and date/time filtering" feature which allows the user to immediately locate the video recorded on a camera at a given time and date.

PlateView

         PlateView is a license plate recognition system that uses optical character recognition technology to provide an additional means of identifying individuals in a surveillance area. The system can be integrated into an access control mechanism that can open gates or call an attendant to compare an identification made from other data, such as a driver's license, with the identification made with the license plate. Law enforcement personnel can use this system in traffic enforcement. In addition to plate identification, officers can receive early warnings as to a number of items, including whether the owner of a car being stopped has outstanding arrest warrants or whether the license plate matches the vehicle's registration. PlateView was brought to market in the first quarter of 2000.

CareView

         Parent's rising concerns about the safety of their children at home with a baby sitter or nanny or in a day care center - as well as the treatment of a loved one in a nursing home - have created the need for a way of monitoring activities in these facilities. We are developing the CareView system as an option for the care facility. Users of the CareView system access the Internet to scan the day care center's web site and immediately view the video output produced by cameras installed at the care facility.

         For nursing and hospice care facilities, the CareView system allows family and friends to view loved ones when they are not able to be at the care facility -- just by accessing the facilities' web sites.

         The core of CareView is a proprietary personal computer board or component that we have designed. CareView requires our proprietary software capable for use on the Internet. We have developed a prototype of CareView and have successfully tested it at our Columbia, Maryland facility.

WebView

         We are developing WebView, a low-priced retail product that allows a user to capture camera output from a limited number of cameras and view that output remotely via a connection to a server connected to the World Wide Web. It consists of a proprietary personal computer card or component and proprietary software that is compatible with use on the world wide web. This product is ideal for the consumer who would like a low cost way to monitor his/her assets remotely. We have developed a prototype of WebView and have successfully tested it.

Markets

         Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers a dramatically enhanced surveillance capacity. It also offers a more efficient and economical method to store, search and retrieve historically stored data.

         Residential

         The residential home security user will purchase our products from either commercial companies installing either self-contained or centrally monitored systems, or directly from retail distribution centers.

         Utilizing our technology, individuals can run their own perimeter and interior surveillance systems from their own home computer. Real time action can be monitored remotely at homes through a modem and the Internet. There is also the capability to make real-time monitors wireless. In turn, this reduces the expense and time of the home installation and makes installation affordable for a majority of homeowners.

         An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR.

         Commercial

         Commercial business users represent the greatest potential users of our surveillance products. Commercial businesses have already realized the need for using surveillance devices for protection. Our products provide observation of facilities for protection of employees, customers, and assets. This can result in the curtailment of crime and loss prevention by employees and others. The market for this technology is the same as the current market for analog CCTV systems, including hospitals, schools, museums, and retail, manufacturing and warehousing facilities.

         Our system reduces the requirements for a guard force. In addition, lesser number of security personnel are needed to monitor, verify and respond to tripped alarms.

         Our products and technology can be used where there is a temporary requirement for real-time surveillance in areas where an analog CCTV system is impractical or impossible. Examples of this are special events, concerts, and conventions. Our systems reduce the need for a large guard force and provide unobtrusive monitoring of these events.

         Law Enforcement

         The gathering of video and data images is commonplace in law enforcement. The data is used to protect both the law enforcement officer and the suspect. It is also used as a historical record for prosecution and event verification.

         Because our technology can be used for stakeouts and remote monitoring of areas, we believe there is a market potential with law enforcement agencies. We have been asked to submit proposals for license plate recognition systems that help law enforcement identify people entering a surveillance area.

         Law enforcement agencies are also frequently using robotic systems to investigate and disarm explosive devices. The robotic systems are severely limited in flexibility by the need to utilize CCTV systems with a VCR, which can be overcome by the use of our digital technology.

Competition

         The markets for our products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. Competitors in the market for our identification product, PlateView, include Polaroid Corporation, Loronix Information Systems, Data Card Corporation, Dactek International, Inc. Competitors in the video surveillance market include numerous VCR suppliers and digital recording suppliers including, Loronix Information Systems, Inc., Sensormatic Corporation and NICE Systems, Ltd.

         We believe the introduction of digital technology to video surveillance and security systems is our market opportunity. We believe that many of the established CCTV companies have approached the design of their digital CCTV products from the standpoint of integrating their digital products to existing security and surveillance product offerings. These systems are closed, not easily integratable with other equipment and not capable of upgrades as technology improves. We have designed our systems so that they are open, compatible with other digital and analog systems, and easily adaptable to technological advances that will inevitably occur with digital technology.

Intellectual Property

         Certain features of our products and documentation are proprietary and we rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information. As part of our confidentiality procedures, we generally enter into confidentiality and invention assignment agreements with our employees and mutual non-disclosure agreements with our manufacturing representatives, dealers and systems integrators. Notwithstanding such actions, a court considering these provisions may determine not to enforce such provisions or only partially enforce such provisions. We also limit access to and distribution of our software, documentation and other proprietary information.

         Because the software and firmware (software imbedded in hardware) are in a state of continuous development, we have not filed applications to register the copyrights in these items. However, under law, copyright vests upon creation of our software and firmware, and registration is not a prerequisite for the acquisition of copyright rights. We take steps to insure that notices are placed on these items to indicate that they are copyright protected. The copyright protection for our software extends for the statutory period from the date of first "publication" (distribution of copies to the general public) or from the date of creation, whichever expires first.

         We are in the process of applying to the U.S. Patent and Trademark Office for patent protection of important components of our products. We plan to prepare and file applications to register the trademarks SecureView, CareView and WebView.
         We provide software to end-users under non-exclusive "shrink-wrap" licenses (or automatic license executed once the package is opened) which generally are nontransferable and have a perpetual term. Although we do not generally make source code available to end-users, we may, from time to time, enter into source code escrow agreements with certain customers. We have also licensed certain software from third parties for incorporation into our products.

Government Regulation

         We are not subject to Government regulation in the manufacture and sale of our products, and the components in our products. However, our resellers and end users will be subject to numerous regulations that stem from proposed activities in surveillance. Security and surveillance systems, including cameras, raise privacy issues. Our products involve both video and audio, and added features for facial identification. The regulations regarding the recordation and storage of this data are uncertain and evolving. For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record people's conversations without their consent. Further, there are state and federal laws associated with recording video in non-public places. Shipments of our products internationally may be regulated as to certain countries that raise national security concerns. These laws are evolving.

Employees

         We employ 23 persons including three persons in part-time positions. We also employ four independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.


ITEM 2.           DESCRIPTION OF PROPERTY

         We lease executive office space in Englewood, Colorado of approximately 2,000 square feet, including common areas, from a non-affiliate, pursuant to a month to month lease for $250 per month. In addition, we lease 8,000 square feet of space used for engineering design and manufacturing in Columbia, Maryland from Lawrence Seiler, a stockholder and former sole stockholder of ETMC. The lease term commenced on June 1, 1999 and ends on April 30, 2001. During the term of the lease, the rent is $8,000 per month and we are also responsible for half of the property taxes.


ITEM 3.           LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings that would have a material effect on our operations.


ITEM. 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our shares are traded on the Over-The-Counter Bulletin Board under the symbol "VYST." The high and low bids for the periods indicated, according to information from the National Quotation Bureau, were:

         2001                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 2001               1.09              .47

         2000                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 2000                4.19             2.06
         Quarter ended June 30, 2000                 3.19             1.13
         Quarter ended September 30, 2000            1.63              .44
         Quarter ended December 31, 2000              .87              .37

         1999                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 1999                3.65             1.75
         Quarter ended June 30, 1999                 3.15             1.75
         Quarter ended September 30, 1999            5.00             2.25
         Quarter ended December 31, 1999             6.35             2.00

         As of March 29, 2001, we had 216 stockholders of record.

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We intend to retain and invest future earnings to finance our operations.

Penny Stock Rules

         Our common stock is subject to the "penny stock" rules. As long as the price of our shares remains below $5.00 and we are unable to obtain a listing of our stock on the NASDAQ System or other national stock exchange, we will be subject to the "penny stock" rules. In general, the penny stock rules impose requirements on securities brokers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse), which tend to reduce the level of trading activity in a stock. Among other things, these rules require that securities brokers:

         o make a special suitability determination before recommending a penny stock;
         o    deliver a risk disclosure document prior to purchase;
         o disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market; and
         o provide customers with monthly statements containing recent price information.

Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes.

         Since start-up of operations in September 1998, we have devoted most of our resources to the development, sale and marketing of digital video surveillance and security products. We have generated limited revenues from our security products to date, but are rapidly expanding our sales and distribution network. At the same time we are working on delivering new products to market and enhancing and upgrading our product line. Until we more fully develop our product line and our sales and distribution network, we expect our operating losses to continue. We have provided contract manufacturing services since May, 1999, when we acquired ETMC. ETMC had provided such services for more than 15 years and had an established customer base. We have continued the contract manufacturing business line, while increasing ETMC's manufacturing capacity to permit production of our products.

Results Of Operations

Year Ended December 31, 2000, Compared To Year Ended December 31, 1999

Revenue

         In 1999, our revenues totaled $303,711 of which $65,954 were derived from sales of security systems and $237,757 from sales of contract manufacturing and test services. In 2000, our revenues totaled $661,789, or an increase of 118% over the prior year.

         In 2000, we derived $319,376, or 48% of revenues from sales of security systems and $342,413, or 52%, from sales of contract manufacturing and test services. This represents a major change from the prior year in which 78% of revenue derived from contract manufacturing and only 22% of revenue was derived from sales of security systems. In the last quarter of 2000, only 32% of the revenues were derived from contract manufacturing in the face of increasing revenues.

Marketing

         In 2000, we brought SecureView to market in mid-year and experienced positive results. We integrated WebView into our regular SecureView system as a feature and not as a separate product. Care View is being beta tested in several locations also with positive response. Plate View has received a high degree of interest and we anticipate realizing significant revenues from this product. In addition, we intend to introduce enhancements and upgrades to our SecureView product line in 2001 which we expect to contribute to growth in revenues.

Gross Profit And Operating Expenses

         Gross profit on sales for the year ended December 31, 1999, was $45,333 compared to $225,479 for the year ended December 31, 2000, a fivefold increase. Gross profit margin was 15% in 1999 and 34% in 2000.

         Operating expenses for the year ended December 31, 1999, were $3,716,229, compared with $2,204,282 in 2000. Approximately, $2,147,000 of our operating expenses in 1999 were attributable to the issuance of shares of our common stock as compensation and incentive, and as a means to attract and retain qualified personnel. As a result cash operating expenses in 1999 were only $1,569,229. Approximately $582,000 of our operating expenses in 2000 were attributable to the issuance of shares of our common stock as compensation resulting in cash expenses of $1,847,761 for that year.

         Net loss was $3,670,896 for 1999, or $.63 per share, compared to a net loss of $2,204,282 or $.19 per share for the year 2000.

Costs And Expenses

         Costs Of Products And Services Sold. The cost of products and services sold, consisting principally of the costs of labor, hardware components, supplies and software amortization, was $436,310 in 2000 as compared to $258,378 in 1999, and represented 85% of revenue in 1999 and 66% of revenue in 2000, a decrease of approximately 20%. As product sales in the future account for a larger percentage of overall sales, we expect that our costs of goods and services sold will decline as a percentage of total revenue and stabilize in the mid 70% range. Our profit margins on sales of security systems exceeds our profit margins on sales of services. We are currently working on engineering changes in our security products that we expect will further lower component costs for these products.

         Salaries And Benefits. We spent $2,045,531 in salaries and benefits in 1999. We organized and staffed up in 1999, converting many independent contractors to employees. In 2000, we spent $794,166 for salaries and professional fees. We incurred expenses associated with issuing shares of our common stock to employees of $2,045,531 in 1999 and $582,552 in 2000. We believe these expenses were necessary in the past and will continue to be necessary in the future in order to attract qualified personnel and conserve cash during our early years of operation.

         Selling, Business Development, Travel And Entertainment. Selling, business development, travel and entertainment expenses were $269,069 in 1999 and $227,175 in 2000.

         Research And Development Expense. We spent $210,143 in 1999 on research and development and $132,300 in 2000. We expect to continue to fund new product development in 2001 at or above the dollar levels expended in 2000.

         Investor Relations Expenses. Investor relations expenses decreased from $212,086 in 1999 to $392,136 in 2000. Included in this expense category is the issuance of shares of our common stock to Columbia Financial Group, LLC and Magnum Financial in California in partial payment of their services in providing investor relations support.

         Professional Fees. Professional fees increased from to $317,100 in 1999 to $359,131 in 2000. These fees include attorneys, accountants, and programming contractors.

Write-Off Of Goodwill And Other Intangible Assets.

         Following the consummation of the purchase of ETMC it experienced a significant decrease in sales volume. For the seven months following the purchase through December 31, 1999, ETMC sales to unrelated entities totaled $231,970 which, if annualized, amount to approximately $400,000, less than half of the previous years sales of $820,000. Additionally, ETMC's sales volume for the year 2000 was $342,413. In accordance with applicable accounting requirements, we determined that the following changes in circumstances had occurred which required a review for possible impairment: a significant change in the manner in which the asset was used, current period operating and cash flow losses, and a forecast of continuing losses.

         Our impairment review consisted of an analysis of the future sales prospects of ETMC's manufacturing business and an evaluation of the cash flows to be realized hereafter. Our review indicated that sales volume would not increase significantly from the current levels for the foreseeable future. At these significantly decreased sales levels, cash flows to be realized from this business line would be negative due to fixed operating expenses exceeding gross profit on sales. We also considered the fact that ETMC continues to provide a skilled employee force and a captive manufacturing resource that was used in the original valuation of the combination. As a result of this analysis, we determined the remaining value of the goodwill to be associated with the captive manufacturing capabilities and skill set of ETMC to be more than half of the value, and our related write-off of 40% of the goodwill is consistent with that valuation.

Net Operating Loss

         We have accumulated an aggregate of approximately $1.7 million of net operating loss carry-forwards as of December 31, 2000, which may be offset against taxable income in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to their expiration in the year 2018. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit for these carry-forwards has been reported in the financial statements for the years ended December 31, 1998, 1999 or 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $6,987,259 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of December 31, 2000, we had total assets of $ 1,887,424, an increase of approximately $55,000 over last year's $1,831,860. Total liabilities were $609,371, resulting in stockholders' equity of $1,278,053, a decrease from last year's $1,447,861 of $169,808.

         During the year ended December 31, 2000, our cash increased from $89,150 at December 31, 1999, to $265,245 at December 31, 2000. Net cash used in operating activities was $1,222,519 for the year ended December 31, 2000, including increases in accounts receivable of $61,739, decreases in inventory of $45,874, increases in accounts payable of $227,141 and increases in accrued interest of $11,000.

         Net cash generated from financing activities during the year ended December 31, 2000, was $1,480,727, consisting of proceeds received from the sale of stock, plus $56,452 advanced from stockholders, less payments made on a promissory note with an outstanding principal balance of $42,083, plus accrued and unpaid interest, which note accrues interest at a rate of 2% plus prime, to Columbia Bank. View Systems pays $5,000 per month to Columbia Bank.

         As a result of the foregoing, as of December 31, 2000, we had negative net working capital of $93,770, including $155,017 of trade accounts receivable and $95,339 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of December 31, 2000, we have not granted material payment term extensions.

         Our inventory balance at December 31, 2000, was estimated to be $95,339. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

         We anticipate further expenditures for fiscal year 2001 of approximately $100,000 for test equipment. We are also exploring the purchase of the commercial space we are leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If we can obtain favorable terms, we would purchase the building through debt financing.

         Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year, Mr. Lesniak $84,000 per year and Mr. Bruggeman $85,000 in salary and fees during calendar year 2000. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments over a three year period.

         We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing. In this offering we are registering 600,000 shares of common stock for resale that can be obtained from the exercise of warrants held by Columbia Financial Group, LLC and Magnum Financial Group, LLC. If Columbia Financial Group, LLC and Magnum Financial Group, LLC exercise all of their warrants, we will receive $625,000 which we will use for working capital.

         We also have outstanding warrants with various investors with an exercise price of $.40 per share which is less than its recent market price. If the warrant holders exercise all of their warrants, at the exercise price of $.40 per share, we will receive $800,000, which we will use for additional working capital.

Plan Of Operation

         The amount of capital that we need to raise will depend upon many factors primarily including:

         o the rate of sales growth and market acceptance of our product lines;
         o the amount and timing of necessary research and development expenditures;
         o the amount and timing of expenditures to sufficiently market and promote our products ; and
         o    the amount and timing of any accessory product introductions.

         We intend to use the cash raised from the private sale of shares and the exercise of warrants held by the Selling Stockholders to the following:

         o    bring our ViewStorage, WebView and CareView products to market;
         o    continue our product development efforts;
         o expand our sales, marketing and promotional activities for the SecureView line of products; and
         o increase our engineering, production management, quality control, and customer support staff.

         We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

                  In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $3 million and $4 million to fully develop all of our products and launch our expanded business operations in accordance with our current business plan.


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

                                              Index To Financial Statements
                                                    View Systems, Inc


                                                                       Page No.
                                                                      ---------

Independent Auditors' Report                                               F-1

Consolidated Balance Sheet at December 31, 2000                            F-2

Consolidated Statements of Operations for the                              F-3
years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2000 and 1999                             F-4

Consolidated Statements of Cash Flows for the
years ended December 31, 2000 and 1999                                     F-5

Notes to Consolidated Financial Statements                                 F-7


                          Index To Financial Statements
                        Eastern Tech Manufacturing Corp.

                                                                        Page No.
                                                                       ---------

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

Statements of Operations and
Accumulated Deficit for the years ended
December 31, 1998 and 1997                                               H-3

Statements of Cash Flows for the
years ended December 31, 1999 and 1998                                   H-4

Notes to Financial Statements                                            H-5


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Prior to becoming a reporting company under the Exchange Act on October 6, 1998, we acquired RealView Systems, Inc. ("Real View"). RealView was acquired by View Systems through a share exchange, as a result of which, RealView became our wholly owned subsidiary. Due to the immateriality of this transaction, we accounted for it as a pooling of interest. As a result, all of our financial statements and financial information were restated to include the amounts and results of operations of RealView.

         Following the acquisition, we decided to become a fully reporting company under the Exchange Act. To become a reporting company, we filed a registration statement on Form 10SB to register our common stock under Section 12(g) of the Exchange Act on August 13, 1999. We were required to include in this registration statement audited statements of income, cash flows and changes in stockholders' equity for 1997 and 1998. This required us to include the financial information for RealView for 1997 and 1998.

         RealView had engaged the accounting firm of Katz, Abosch, Windesheim, Gershman & Freedman, P.A. (Katz, Abosch) to provide audit accounting services and to render an independent audit report, dated June 1, 1998, of the financial statements of RealView as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from September 15, 1993 (inception) to December 31, 1997.

         We requested and received Katz, Abosch's authorization to include the results of their audit in our financial reports in our Form 10SB and in our registration statement on Form SB-2, which we filed on January 11, 2000. However, as a matter of its own internal policy, Katz, Abosch does not provide audit accounting services to public companies. Therefore, it did not offer to provide audit accounting services to us and we engaged another company, Stegman & Company to provide such services.

         Katz, Abosch did not render an adverse opinion or disclaimer of opinion with regard to its audit of the financial statements of RealView, nor was its audit work for RealView modified as to uncertainty, audit scope, or accounting principles. The decision to engage Stegman & Company as our auditors was approved by both our board of directors and stockholders. We did not have any disagreements with Katz, Abosch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our directors, executive officers and key employees, their respective ages and positions, and biographical information on them is set forth below.


Name                      Age     Position Held
- ----

Gunther Than               53     President, CEO and Director since September
                                  1998


Dr. Martin Maassen         56     Director since May, 1999; Chairman of the
                                  Board since April 2000

Dr. Michael L. Bagnoli     42     Director since May 1999, Secretary since
                                  July 2000

Bruce Lesniak              41     Senior Vice President of Corporate Development
                                  since March 1999

David Bruggeman            56     Vice President of Engineering since February
                                  1999


         All directors hold office until the next annual stockholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

         Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our directors or executive officers. Messrs. Lesniak and Bruggeman are not executive officers.

         Gunther Than, President, Director and CEO

         Gunther Than has served as our President and Chief Executive Officer since September 1998. He also served as Chairman of the Board from September 1998 to April 2000, and as a director since April 2000. From 1994 - 1998, Mr. Than was the founder, President and CEO of RealView Systems, Inc. and View Technology, Inc., software developers. Mr. Than continues as President, CEO and director of View Technology, Inc. Prior to founding RealView Systems, Inc., Mr. Than held a variety of executive business management positions. Mr. Than is a graduate of the University of Wisconsin, with a dual degree in engineering physics and applied mathematics.

         Bruce E. Lesniak, Senior Vice President of Corporate Development

         Mr. Lesniak is an independent consultant who has been designated our Senior Vice President of Corporate Development since March 1999. In this capacity, Mr. Lesniak heads our corporate development, sales and marketing departments. For 14 years prior thereto, he was employed by ADT Security Services, the largest security system integrator in the U.S. and was its National Director of Business Development from 1997 to 1999. Mr. Lesniak received an undergraduate degree from Illinois State University.

         David C. Bruggeman, Vice President of Engineering

         Mr. Bruggeman joined us as Vice President of Engineering in February 1999, in connection with our acquisition of Xyros Systems, Inc. Mr. Bruggeman manages our engineering department and is responsible for design and product development. Mr. Bruggeman has been designing in the computer industry for over 37 years, with an emphasis on video and audio products in the past ten years. He was a founder of Xyros and its Vice President Operations from 1997 through 1999. Prior thereto, he was Vice President, Product Management Systems of Excellence, Inc., a publicly held video teleconferencing company, where he managed technical hardware and software design and product support. From 1994 to 1995, Mr. Bruggeman was Director of Project Management and Advanced Programs for MELA Associates, Inc., a privately held government contractor, where he directed the activities of a major U.S. Department of Defense program.

         Martin Maassen, M.D., Chairman of the Board

         Dr. Maassen became a Director in May 1999. He became our Chairman of the Board in April, 2000. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals in Indiana since 1977. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

         Michael L. Bagnoli, D.D.S., M.D., Director and Secretary

         Dr. Bagnoli became a Director in May 1999. He holds degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery for a physician group in Lafayette, Indiana. He introduced in his practice arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction. Dr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

         Board of Directors Committees

         Our board of directors has established an executive compensation committee and an audit committee, the members of both of which are our independent directors.

         The audit committee is primarily charged with the review of professional services provided by our independent auditors, the determination of the independence of those auditors, our annual financial statements, and our system of internal accounting controls. The audit committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it finds appropriate or as is brought to its attention, including our selection and retention of independent accountants.

         The compensation committee is charged with the responsibility of reviewing executive salaries, administering bonuses, incentive compensation and our stock option plans and approving our other executive officer benefits. The compensation committee also consults with our management regarding pension and other benefit plans, and our compensation policies and practices in general.

         Compensation of Directors

         We compensate our independent directors, Messrs. Maassen and Bagnoli, by the issuance of 5,000 shares of our common stock for each month of service. We do not have any arrangement for compensating our directors in cash for the services they provide in their capacity as directors, including services for committee participation or for special assignments.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of any securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, year-end reports on Form 5 for Gunther Than, Martin Maassen and Michael L. Bagnoli, were filed late and reports on Form 4 for each of Gunther Than, with regard to the acquisition of 30,140 shares in January, 2000, 300,000 shares in November, 2000, pursuant to the acquisition of Eastern Tech Manufacturing Corp. and 480,000 shares in December, 2000, pursuant to Mr. Than's employment agreement, and the disposition of 65,000 shares in January, 2000 and 200,000 shares in November, 2000 and Martin Maassen, with regard to the acquisition of 100,000 shares in December, 2000 pursuant to a consulting agreement, were not filed.


ITEM 10.          EXECUTIVE COMPENSATION

         No compensation was payable to any executive officer for any fiscal year until the fiscal year ending December 31, 1999. No officer or director received compensation in any fiscal year in excess of $100,000 with the exemption of Gunther Than, currently our only executive officer. The following table sets forth certain information concerning compensation for the years ending December 31, 1999 and December 31, 2000.

                                             Annual Compensation                            Long-Term Compensation
                                             -------------------                            ----------------------
                                                                                     Awards                      Payouts
                                                                                     ------                      -------

                                                                                        Securities
                                                                                          Under-
                                                         Other         Restricted         lying
                                                         Annual          Stock          Options/         LTIP        All Other
    Name and          Year   Salary     Bonus          Compensation      Award(s)          SARs         Payouts     Compensation
Principal Position     ($)     ($)       ($)               ($)             ($)              (#)           ($)            ($)
- ------------------     ---     ---       ---               ---             ---              ---           ---            ---

   Gunther Than,      1999   $72,000    $337,500(1)        --                            60,000(2)         --             0
 President and CEO
                      2000   $96,000                   $110,400(3)                                         --             0


(1) The bonus amount represents 300,000 shares awarded to Gunther Than in 1999 for bringing about the acquisition of ETMC, 150,000 of which vested in 1999 and 150,000 of which vested in 2000. The 300,000 shares were valued at a price of $1.35 per share which was market value less a discount based on the trading restrictions on the shares.

(2) These options were granted to Mr. Than as non-qualified option under our stock options plan to acquire 60,000 shares at an option price of $.01 per share which vest at the rate of 5,000 shares per month commencing July 1999. Mr. Than was granted 309,860 additional options in 1999 which he voluntarily surrendered and canceled in March, 2001.

(3) This amount represents 480,000 shares of our common stock valued at $.23 per share which was market value less a discount based on the trading restrictions on the date of issuance. The shares were granted to Mr. Than pursuant to his employment agreement.

Employment Agreements

         Mr. Than has an Executive Employment Agreement with us to serve as our President and Chief Executive Officer, effective June 1, 1999, without a term but terminable by either party on 60 days written notice. If the termination is without cause, Mr. Than would be entitled to a severance of three years base salary plus the bonus, if any, received in the year prior to termination. He is entitled to compensation in the amount of

$10,000 per month and an annual payment of 480,000 shares of our common stock in exchange for his covenants not to compete with us or to solicit any employee or client for a period of one year after any termination of the Agreement.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table lists as of March 29, 2001, the beneficial ownership of our outstanding common stock by: our executive officer; each of our directors; and executive officer and directors as a group. To our knowledge, except as specified in the table below and in the following text, there is no person who presently owns beneficially 5% or more of our outstanding common stock.

         Beneficial ownership of the Selling Stockholders after this offering will depend on the number of shares actually sold by each of them. Beneficial ownership is determined in accordance with the rules of the SEC and generally depends on voting or investment power with respect to the shares. For purposes of calculating the percentages shown in the chart, each person listed is also deemed to beneficially own any shares that would be issued by contract or upon exercise of warrants or options currently exercisable or exercisable within 60 days of the date of this prospectus. The persons named below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The inclusion of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. The address of each person named below is the address of our principal executive office.



Name of Beneficial Owner                      Shares           Percent
- ------------------------                      ------           -------

Gunther Than                               2,385,940             21.2%
Martin J. Maassen                            100,000                 *
Michael Bagnoli                               30,000                 *
All Executive Officers and Directors
  as a Group (3 persons)                   2,515,940             22.3%

- ---------------------------------------
* Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

         In February, 2000 we sold 800,000 shares of common stock at a price of $.50 per share and issued warrants to purchase 2,500,000 additional shares at an exercise price of $2.00 per share pursuant to an agreement with Rubin Investment Group ("Rubin"). Rubin agreed to perform various public relations and stockholder services, arrange financings and otherwise assist in our sales and operations. In July, 2000, Rubin exercised warrants to purchase 265,000 shares at a modified exercise price of $.50 per share leaving Rubin with warrants to purchase 2,235,000 shares (the "Warrants"). At the same time, the agreement with Rubin was modified granting to it the right to two demand registrations on or prior to December 31, 2001. Rubin failed to perform any of its obligations under the agreement and, as a result, we cancelled all of the Warrants. If the Warrants had not been cancelled and were exercised, the 2,235,000 shares underlying the Warrants would represent 16.5% of our issued and outstanding shares of common stock as of March 1, 2001. On March 9, 2001, Rubin filed a Form 4 and a Schedule 13D with the SEC in which it claimed a beneficial ownership percentage, including the shares underlying the Warrants of 20.2% of our common stock (which according to the number of shares stated in the Schedule 13D should properly have been 16.9%).

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions we engaged in during the past two years, or we propose to engage in, involving our executive officers, directors, 5% stockholders or immediate family members of those persons:

         View Technology, Inc. is a privately held Colorado corporation founded in 1994 by Gunther Than, our President and CEO. Mr. Than is also President and CEO of View Technology. We advanced monies from time to time during 1999 to View Technology to provide it with working capital in order to complete development of certain products which we manufacture and market. As of this date, View Technology is indebted to us in the amount of $90,990. We also had a license agreement with View Technology for use of compression software. We no longer use View Technology to assist us in the development of our products or its compression software. It is not likely that we will collect in the future any of View Technology's indebtedness to us.

         From time to time during 1999, we advanced non-interest bearing loans to Gunther Than and his wife, who was our employee. All of such loans have been repaid. In addition during 1999, we also redeemed 59,860 shares of our common stock owned by Mr. Than at a price of $2.00 per share or $119,720 in the aggregate, consisting of $52,000 cash and the cancellation of $67,719 of his indebtedness due to us. Mr. Than was granted the option for a period of two years after the redemption to repurchase the shares at a price per share of $2.00 plus interest on the cancelled debt at the rate of 10% per year.

         A description of options and warrants issued to Gunther Than are stated in the Executive Compensation section of this Annual Report.

ITEM 13.          EXHIBITS, LISTS AND REPORTS OF FORM 8-K

         (a)      Exhibits

2.1 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1)
2.2 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1) View Systems, Inc. Acquisition Agreement and Plan of Reorganization with Xyros Systems, Inc. (1)
2.3 View Systems, Inc. Acquisition Agreement and Plan of Reorganization with ETMC(1)
2.4 Letter of Intent to Form Joint Venture Corporation Between NetServ Caribbean, Ltd. and View Systems, Inc. (1)
3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (1)
3.2      By-Laws of View Systems, Inc. (1)
10.1     Form of Subscription  Agreement For 8/8/99 Rule 505 (Amended to Be Rule
         506) Offering and Terms of Offering Pages From Private Placement Memorandum, Dated August 8, 1999, Describing Rights of Subscribers. (1)
10.2 Form of Subscription Agreement For 11/11/99 Rule 506 Offering and Terms of Offering Pages From Private Placement Memorandum, Dated November 11, 1999, Describing Rights of Subscribers. (1)
10.3 Subscription Agreement Between View Systems, Inc. and Lawrence Seiler for 170,000 Shares, Granting Registration Rights to 100,000 Shares. (1)
10.4     Lock-Up Agreement With Lawrence Seiler.(1)

10.5     Subscription  Agreement  Between View Systems,  Inc. and Leokadia Than.
         (1)
10.6 Form of Subscription Agreement Between View Systems, Inc. and Jim Price and Tim Rieu. (1)
10.7 Subscription and Investment Representation Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.8 First Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.9 Second Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.10 Registration Rights Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.11    Non-qualified Stock Option Agreement with Richard W. Gray. (6)
10.12 Amendment to First Purchase Common Stock Warrant, Dated February 18,2000, Second Purchase Common Stock Warrant, Dated February 18, 2000, and Subscription and Investment Agreement, Dated February 18, 2000, Between View Systems and Rubin Investment Group. (7)
10.13    View Systems, Inc. 2000 Restricted Share Plan (8)
10.14 Second Amendment to First Purchase Common Stock Warrant, Dated February 18, 2000, Second Purchase Common Stock Warrant, Dated February 18,
         2000, and Subscription and Investment Agreement, Dated February 18, 2000, Between View Systems and Rubin Investment Group. (9)
10.15    View Systems, Inc. Employment Agreement with Gunther Than. (1)
10.16    View Systems, Inc. Employment Agreement with Andrew L. Jiranek. (1)
10.17    View Systems, Inc. Engagement Agreement with Bruce Lesniak. (1)
10.18    View Systems, Inc. Employment Agreement with David Bruggeman. (1)
10.19    Eastern Tech Mfg. Corp. Employment Agreement with John Curran. (1)
10.20    Lease Agreement Between View Systems, Inc. and Lawrence Seiler. (1)
10.21 Stock Redemption Agreement, dated May 27, 1999, Between View Systems, Inc. and Gunther Than. (1)
10.22 Stock Redemption Agreement, dated September 30, 1999, Between View Systems, Inc. and Gunther Than. (1)
10.23    View Systems, Inc. 1999 Restricted Share Plan. (1)
10.24    Restricted  Share Agreement with Bruce Lesniak  (Lesniak & Associates).
         (1)
10.25    Restricted Share Agreement with John Curran. (1)
10.26    Restricted Share Agreement with David Bruggeman. (1)
10.27    Restricted Share Agreement with Gunther Than. (1)
10.28    Restricted Share Agreement with Andrew Jiranek. (1)
10.29    Restricted Share Agreement with Linda Than. (1)
10.30    View Systems, Inc. 1999 Employee Stock Option Plan. (1)
10.31    Non-qualified Stock Option Agreement with Gunther Than. (1)
10.32    Non-qualified Stock Option Agreement with Andrew Jiranek. (1)
10.33    Qualified Stock Option Agreement with Gunther Than. (1)
10.34    Qualified Stock Option Agreement with Andrew Jiranek. (1)
10.35    Promissory Notes from Xyros Systems, Inc. to Ken Weiss. (1)
10.36    Promissory Notes from Xyros Systems, Inc. to Hal Peterson. (1)
10.37    Loan Agreement Between Xyros Systems, Inc. and Columbia Bank. (1)
10.38    Letter From Columbia Bank Extending Term of Loan. (1)
10.39    License and Distribution Agreement with Visionics Corporation. (5)
10.40 License and Distribution Agreement with Lead Technologies, Inc. for Video OCR Software. (3)
10.41 License and Distribution Agreement with Anasoft Systems for Microsoft Operating System Software. (3)
10.42 License and Distribution Agreement with Aware, Inc. for Compression Software. (3)
10.43    Typical Non-Exclusive Reseller Agreement. (5)
10.44    Schedule of Contracted Resellers. (5)

10.45 Agreement between View Systems, Inc. and Magnum Financial Services, Inc., dated February 27, 2000. (5)
10.46    View Systems, Inc. Employment Agreement with Keith Company. (5)
16.1 Letter From Katz, Abosch, Windesheim, Gershman & Freedman, P.A. to View Systems, Inc., dated April 11, 2000. (4)
21.1     Subsidiaries of Registrant. (1)
23.1     Consent of Davis, Sita & Company.*
23.2     Consent of Stegman & Company.*
99.1 Consulting Agreement with Columbia Financial Group, LLC Granting Warrants and Stock and Granting Piggyback Registration Rights. (1)
99.2     Consulting   Agreement   with  Tom  Cloutier   Granting   Warrants  and
         Registration Rights. (1)
99.3 Consulting Agreement with Guy Parr Granting Warrants and Registration Rights. (1)
99.4     Form of Stock Certificate. (1)
99.5     Consulting Agreement with Magnum Worldwide Investments, Ltd. (1)
99.6     Consulting Agreement with Mid-West First National, Inc. (10)
99.7     Consulting Agreement with Pacific First National, Corp. (10)
99.8     Consulting Agreement with Columbia Financial Group, LLC (10)
99.9     Consulting Agreement with John Clayton (10)
99.10    Consulting Agreement with Magnum Financial Group, LLC (10)
99.11    Letter to Rubin  Investment  Group dated March  canceling  its warrants
         (11)
- ------------------------------------------

(1) Incorporated By Reference from Registrant's Registration Statement on Form SB-2 Filed With the Commission On January 11, 2000
(2) Incorporated By Reference From Registrant's Report on Form 8K, dated February 19, 2000.
(3) Incorporated By Reference From Registrant's Report on Form 10KSB, Dated March 30, 2000.
(4) Incorporated By Reference From Registrant's Report on Form 8K, Dated April 13, 2000.
(5) Incorporated By Reference From Registrant's Statement on Form SB-2/A, Dated April 27, 2000.
(6)      Incorporated  By Reference  From  Registrant's  Form 10 QSB,  Dated May
         15,2000.
(7) Incorporated by Reference to Registrant's Registration Statement on Form SB-2/A, dated June 7, 2000.
(8)      Incorporated By Reference to Registrant's Definitive Proxy Statement On
         Schedule 14A, dated May 3, 2000.
(9) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated July 20, 2000.
(10) Incorporated by reference to Registrant's Statement on Form SB 2, dated February 12, 2001.
(11) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated March 28, 2001.

*attached hereto.

         (b) Reports On Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        View Systems, Inc.


Date:  April 2, 2001                  By: /s/Gunther Than
                                          --------------------------------------
                                          Gunther Than,
                                          President and Chief Executive Officer



                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Gunther Than                                              April 2, 2001
- -------------------------------
Gunther Than,
President and Chief Executive Offices



/s/Martin Maassen                                            April 1, 2001
- -------------------------------
Martin Maassen,
Chairman of the Board



/s/Michael Bagnoli                                           April 1, 2001
- -------------------------------
Michael Bagnoli,
Director and Secretary

The Board of Directors and Stockholders
View Systems Inc.
Columbia, Maryland


         We have audited the accompanying consolidated balance sheet of View Systems Inc. and Subsidiaries (the Company) as of December 3l, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 3l, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 3l, 2000 and 1999 present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                        /S/ Stegman & Company
                                                        -----------------------
                                                        Stegman & Company

Baltimore, Maryland
March 15, 2001

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $  265,245
    Accounts receivable (net)                                      155,017
    Inventory                                                       95,339
                                                               -----------

             Total current assets                                  515,601
                                                               -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                      323,766
    Leasehold improvements                                          20,261
    Software tools                                                  15,071
    Vehicles                                                        43,772
                                                               -----------
                                                                   402,870

        Less accumulated depreciation                               79,814
                                                               -----------

             Net value of property and equipment                   323,056
                                                               -----------

OTHER ASSETS:
    Goodwill                                                       894,383
    Investments                                                     28,000
    Due from affiliated entities                                   105,552
    Due from affiliate                                              20,000
    Deposits                                                           832
                                                               -----------

             Total other assets                                  1,048,767
                                                               -----------

             TOTAL ASSETS                                       $1,887,424
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                           $   401,247
    Note payable - bank                                             42,083
    Accrued interest                                                22,000
    Notes payable - other                                          110,000
    Due to Stockholder                                               2,090
    Payroll liabilities                                             31,951
                                                                   -------

             Total current liabilities                             609,371
                                                                   -------

STOCKHOLDERS' EQUITY:
    Common stock - par value $.01,  50,000,000 shares
        authorized, Issued and outstanding - 11,481,031 shares      11,481
    Additional paid-in capital                                   7,364,502
    Accumulated deficit                                         (6,097,930)
                                                                 ----------

             Total stockholders' equity                          1,278,053
                                                                 ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,887,424
                                                                ==========

See accompanying notes

                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             2000                      1999
                                                                             ----                      ----
REVENUE:
    Sales of contract assembly services                                $  319,376                 $  303,711
    Sales of  assembled electronic components                             342,413                         -
                                                                         --------                    -------

      Total sales                                                         661,789                    303,711

    Cost of goods sold                                                    436,310                    258,378
                                                                       -----------                   -------

GROSS PROFIT ON SALES                                                     225,479                     45,333
                                                                       -----------                   -------

OPERATING EXPENSES:
    Advertising and promotion                                              20,931                     23,256
    Amortization                                                          113,135                     95,299
    Bad debts                                                              14,010                         -
    Business development expense                                          133,393                    140,000
    Contributions                                                          10,347                      2,500
    Depreciation                                                           44,765                     29,856
    Dues and subscriptions                                                  2,573                      3,379
    Employee compensation and benefits                                    794,166                  2,045,531
    Impairment loss of goodwill and other intangible assets                  -                       244,155
    Insurance                                                              21,088                     17,038
    Interest                                                               23,338                     51,262
    Investor relations                                                    392,136                    212,086
    Miscellaneous expenses                                                 13,692                     19,445
    Office expenses                                                        94,846                     69,989
    Professional fees                                                     359,131                    317,100
    Rent                                                                  121,951                     74,228
    Repairs and maintenance                                                 9,148                     10,167
    Research and development                                              132,300                    210,143
    Taxes (other than income)                                               5,249                      3,201
    Telephone                                                              35,807                     28,398
    Travel                                                                 72,851                    105,813
    Utilities                                                              14,904                     13,383
                                                                           ------                    -------


         Total operating expenses                                       2,429,761                  3,716,229
                                                                       ----------                 ----------

NET LOSS FOR THE YEAR                                                 $(2,204,282)               $(3,670,896)
                                                                       ===========                ===========

LOSS PER SHARE:
    Basic                                                          $(        0.19)               $(     0.63)
                                                                    ==============                ===========

    Diluted                                                        $(        0.19)               $(     0.63)
                                                                    ==============                ===========

See accompanying notes

                               VIEW SYSTEMS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                              Additional                                     Total
                                            Common             Paid-In         Accumulated               Stockholders'
                                             Stock             Capital           Deficit                     Equity
                                            ------            ----------       -----------               -------------


Balances at January 1, 1999             $    4,167           $   406,253       $(  222,752)               $  187,668

    Sale of common stock                       952             1,425,377             -                     1,426,329
    Redemption of common stock          (      191)          (   396,590)            -                  (    396,781)
    Issuance of common stock employee
           (other compensation)              1,469             2,145,864             -                     2,147,333
    Issuance of common stock
           (Xyros acquisitions)                150               562,350             -                       562,500
    Issuance of common stock
           (ETMC acquisitions)                 250               787,250             -                       787,500
    Issuance of common stock (debt
           conversion)                         370               403,838             -                       404,208
    Net loss for the year ended
           December 31, 1999                     -                     -        (3,670,896)              ( 3,670,896)
                                        ----------            ----------        -----------              -----------

Balances at December 31, 1999                7,167             5,334,342        (3,893,648)                1,447,861
    Sales of common stock                    2,843             1,448,097              -                    1,450,940
    Stock options exercised                     88                   894              -                          982
    Issuance of common stock (employee
           and other compensation)           1,383               581,169              -                      582,552
    Net loss for the year ended
           December 31, 2000                     -                     -        (2,204,282)              ( 2,204,282)
                                         ---------            ----------         ---------                ----------


Balances at December 31, 2000             $ 11,481            $7,364,502       $(6,097,930)             $  1,278,053
                                          ========            ==========        ===========              ============



See accompanying notes


                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             2000               1999
                                                                       ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(2,204,282)         $( 3,670,896)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                                         157 ,900               125,155
    Improvement loss of goodwill and other intangible assets                  -                  244,155
    Employee and other compensation paid through
       the issuance of common stock                                        582,552             2,147,333
    Employee compensation related to stock
       options granted                                                        -                   87,420
    Interest paid through issuance of common stock                            -                   33,000

    Changes in operating assets and liabilities:
       Accounts receivable                                          (       61,739)         (     93,278)
       Inventory                                                            45,874          (    141,213)
       Other assets                                                          6,175          (      6,571)
       Accounts payable                                                    227,141               150,333
       Accrued interest                                                     11,000                11,000
       Payroll taxes payable                                                12,788                19,163
                                                                      ------------            ----------

            Net cash used by operating activities                      ( 1,222,591)          ( 1,094,399)
                                                                      ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (      67,479)          (    50,354)
    Funds advanced to affiliated entities                            (      14,562)          (   459,180)
    Investment in MediaComm Broadcasting Systems, Inc.               (        -   )          (    28,000)
                                                                      -------------           -----------

           Net cash used in investing activities                     (      82,041)          (   537,534)
                                                                      -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans provided by stockholders                            56,452               132,071
    Repayment of note payable-bank                                   (      27,647)          (     5,270)
    Proceeds from sales of stock                                         1,451,922             1,426,329
                                                                       -----------            -----------


         Net cash provided by financing activities                       1,480,727             1,553,130
                                                                       -----------            ----------

NET INCREASE( DECREASE) IN CASH                                            176,095           (    78,803)

CASH AT BEGINNING OF YEAR                                                   89,150               167,953
                                                                       -----------            -----------

CASH AT END OF YEAR                                                    $   265,245         $      89,150
                                                                       ===========           ============



See accompanying notes


                               VIEW SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

(Continued)


                                                                             2000                1999
                                                                           --------            --------
Schedule of noncash investing and financing transactions:

    Common stock issued to effect purchase of
       Eastern Tech Manufacturing, Inc.                               $         -           $  787,500
                                                                       ============         ==========

    Debt issued to effect purchase of
       Eastern Tech Manufacturing, Inc.                               $         -           $  148,184
                                                                       ============         ==========

    Common stock issued for to effect purchase
         of Xyros Systems, Inc.                                       $         -           $  562,500
                                                                       ============         ==========

    Common stock issued for conversion of debt                        $         -           $  404,208
                                                                       ============         ==========

    Common stock redeemed in exchange for receivable                  $         -           $  396,781
                                                                       ============         ==========



Cash paid during the period for:

    Interest                                                          $      12,338          $  45,379
                                                                        ===========         ==========


    Income taxes                                                      $         -           $     -
                                                                       ============         ==========



                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations

         View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. Operations, from formation to June 30, 1999, were devoted primarily to raising capital, developing the technology, promotion, and administrative function. As of July 1, 1999 the Company was no longer considered to be in the development stage.

       Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Real View Systems, Inc. ("Real
View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       Use of Estimates

         Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates that were used.

       Revenue Recognition

         The Company and its subsidiaries recognize revenue and the related cost of goods sold upon shipment of the product.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations. The Company will be required to adopt SAB 101 in the first quarter of fiscal 2001.

       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO).

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

         Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $44,765 and $29,856 respectively.

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

       Advertising

         Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2000 and 1999 were $20,931 and $23,256, respectively.

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

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

    Financial Instruments

         For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

    Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2000 and 1999 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

    Segment Reporting

         The company has determined that it does not have any separately reportable operating segments for the years ended December 31, 2000 and 1999.

2.     FINANCIAL CONDITION AND MANAGEMENT'S PLAN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going-concern. However, the Company has sustained significant operating losses in the past two years. In addition, the Company has used substantial amounts of working capital in its operations. As of December 31, 2000 and for the year then ended, the Company had an accumulated deficit of $6.1 million and a net loss of $2.2 million. Further, as of December 31, 2000 current liabilities exceed current assets by $93,770. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future.

       In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the ability to meet it financing requirements, and the success of its future operations. Management has undertaken a vigorous effort to reduce both cost of sales and other operating expenses. Additionally, management is attempting to raise additional funds through the exercise of outstanding common stock warrants. Management believes the actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.  BUSINESS COMBINATIONS

       On  February  25,  1999,  the  Company  acquired  Xyros  Systems  Inc. of
Columbia, Maryland, a developer of computer based systems and equipment that captures video and audio data and transmits and stores it within standard personal computer systems. Under the terms of the merger agreement, each of the 100 shares of Xyros's common stock was exchanged for 1,500 shares of the Company's common stock. This acquisition was accounted for as a purchase.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         In May of 1999, the Company completed its acquisition of ETMC, a computer parts and accessories manufacturer. The business combination was accounted for as a purchase in which each outstanding share of ETMC common stock was converted into the right to receive shares of the Company. At closing, the purchase price (as defined in the agreement and plan of merger) of $935,684 was paid by the issuance of 250,000 shares of common stock and the assumption of liabilities for both legal fees and a non-compete clause. The excess cost over net liabilities acquired of $495,344 was recorded as goodwill.

4.     INVENTORY

         Inventories at December 31, 2000 consisted of the following:

                         Work in process                             43,835
                         Raw materials                               51,504
                                                                 ----------

                                                                 $   95,339
                                                                 ==========


    DUE FROM AFFILIATED ENTITY

         The Company has advanced non-interest bearing funds of $105,552 as of December 31, 2000 to a related corporation, View Technologies, Inc. which is controlled by the Chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.

5.      DUE FROM AFFILIATE

         The Company has advanced non-interest bearing funds to its Chief Executive Officer in the amount of $20,000 as of December 31, 2000. There are no repayment terms associated with this advance.

7.     INVESTMENTS

         The Company owns approximately 14% of the common stock of a privately held entity known as MediaComm Broadcasting Systems, Inc., which is a development stage company formed to generate revenue through internet retail sales. There is no market for the entity's common shares, and it was impracticable to estimate fair value of the Company's investment. The investment is carried on the balance sheet at original cost of $28,000 or $.03 a share.

                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

8.      INTANGIBLE ASSETS

         In relation to the business combination with ETMC accounted for under the purchase method of accounting, the Company recorded goodwill in the amount of $495,344. This amount was based on the difference between the fair market value of the Company's stock at the acquisition date and the fair value of ETMC's net assets. During the fourth quarter of 1999, management conducted a thorough review of ETMC's operations, including customer base, current production capacity, and job order backlog. Based on this review, the Company recognized an impairment loss in the amount of $199,009. The remaining goodwill is being amortized over a 10 year period, beginning at the acquisition date.

         In relation to the business combination with Xyros accounted for under the purchase method of accounting, the Company recorded goodwill in the amount $802,069. This amount was based on the difference between the fair market value of the Company's stock at the acquisition date and the fair market value of Xyros's net assets and is being amortized on a straight-line basis over a ten year period.

         Software development costs of $47,146 relating to internal costs associated with a software product that the Company will not market were also written-off to expense during 1999.

9.       NOTE PAYABLE - BANK

         One of the Company's subsidiaries has a note payable with a bank having an outstanding balance of $42,083 as of December 31, 2000. The note bears interest equivalent to the prime rate plus 2% annum payable monthly and is personally guaranteed by three stockholders and former officers of the Company. The Company is obligated to make monthly principal payments of $5,000.

10.      NOTE PAYABLE - OTHERS

         In connection with the acquisition of Xyros, the Company assumed liabilities evidenced by notes payable to the stockholders of Xyros. The notes carry an annual interest rate of 10% with interest paid monthly. The notes were originally due December 31, 1999, but the Company has renegotiated the terms of the loan to allow for repayment as cash flow permits.

11. INCOME TAXES

         The components of the net deferred tax asset and liability as of December 31, 2000 are as follows:

                 Effect of net operating loss carryforward        $  2,090,000
                          Less valuation allowance                $( 2,090,000)
                                                                  ------------

                 Net deferred tax asset (liability)               $       -
                                                                  ============

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


12.  STOCK-BASED COMPENSATION

         During the years ended December 31, 2000 and 1999 the Company granted restricted stock, incentive stock options, non-qualified stock options, and warrants to employees, officers, independent consultants and investors.

         Restricted Stock Grants

              The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers, and directors at the discretion of the Board of Directors. During 2000 and 1999 the Company issued the following shares under this Plan and additional shares at the direction of the Board of Directors:

                                               2000                                   1999
                                    --------------------------         --------------------------------
                                     Number           Expense              Number            Expense
                                    of Shares        Recognized           of Shares         Recognized
                                    ---------        ----------           ---------         ----------


Officers and employees               580,000        $  266,927            1,100,000         $1,755,000
Consultants                          803,000           156,125              369,000            392,333
                                     -------        ----------            ---------          ---------

                                     1,383,000       $ 423,052            1,469,000         $2,147,333
                                     =========       =========            =========         ==========


              The recognition of expense was based on the fair market value of the common stock issued on the date of the grant.

        Stock Options and Warrants

              The Company adopted the 1999 Stock Option Plan during 1999. The Plan reserves 4,500,000 shares of the Company's unissued common stock for options. Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of grant.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

              A summary of the Company's stock option activity and related information for the years ended December 31, 2000 and 1999 is as follows:

                                                                                2000
                                                       ---------------------------------------------------------

                                                       Common               Weighted
                                                        Stock                Average               Range of
                                                       Options            Exercise Price       Exercise Prices
                                                       -------            --------------       ---------------


        Outstanding at beginning of year               504,860               $1.56              $0.01-$2.07

        Granted                                           -                    -                     -
        Exercised                                      (87,250)                .01                   .01
        Expired/cancelled                             (309,920)               2.00                  2.00
                                                       -------

        Outstanding at end of year                     107,690               $1.63              $0.01-$2.07
                                                       =======


                                                                                1999
                                                      -----------------------------------------------------------
                                                      Common                Weighted
                                                       Stock                 Average                 Range of
                                                      Options             Exercise Price         Exercise Price
                                                      -------             --------------         --------------

        Outstanding at beginning of year                 -                   $ -                    $ -
        Granted                                       504,860                 l.56               0.01-2.07
        Exercised                                        -                     -                      -
        Expired/cancelled                             -------                  -                      -
        Outstanding at end of year                    504,860                $1.56             $0.01-$2.07
                                                      =======

        All options issued are immediately exercisable.

        The Company has issued warrants to purchase the Company's common stock as follows:

                                                                                2000
                                                     --------------------------------------------------------------
                                                     Common                 Weighted
                                                      Stock                  Average                 Range of
                                                     Warrants             Exercise Price        Exercise Prices
                                                     --------             --------------          ---------------

        Outstanding at beginning of year              454,000                $2.00                    $2.00

        Granted                                     3,200,000                 1.85                 .50-2.25
        Exercised                                   ( 665,000)                 .50                      .50
        Expired/cancelled                                -                     -                      -
                                                    ---------

        Outstanding at end of year                  2,989,000                $1.97               $1.25-2.25
                                                    =========

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             1999
                                                      ------------------------------------------------

                                                       Common            Weighted
                                                       Stock             Average          Range of
                                                      Warrants        Exercise Price   Exercise Prices
                                                      --------        --------------   --------------

        Outstanding at beginning of year                 -              $   -               $ -


        Granted                                        454,000             2.00              2.00
        Exercised                                         -                 -                 -
        Expired/cancelled                                 -                 -                 -
                                                       -------
        Outstanding at end of year                     454,000            $2.00             $2.00
                                                       =======

         During January, 2001 the company cancelled 2,235,000 warrants with an exercise price of $2.00 per share due to non-performance of the warrant holder.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123; Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 5.97% - 6.09%; expected volatility of 70.0%; expected option life of 2 years from vesting and an expected dividend yield of 0.0%. If the Company had elected to recognize cost based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and loss share would have been changed to the pro forma amounts for the year ended December 31, 1999 as follows:

        Net income - as reported                                  $ (3,670,896)
        Net income - pro forma                                      (3,937,524)

        Net income per share - as reported                        $      (0.63)
        Net income per share - pro forma                                 (0.68)

        There were no stock options granted during the year ended December 31, 2000.

13. RELATED PARTY TRANSACTIONS

        During the year ended December 31, 1999 the Company redeemed 59,860 shares owed by the Chief Executive Officer for $50,000 in cash and the elimination of $67,719 due to the Chief Executive Officer for a total consideration for $117,719

        During the year ended December 31, 1999 the Company converted a note payable and related accrued interest to a family member of the Chief Executive Officer in the amount of $200,000 to 200,000 share of the Company's common stock.

14. CONCENTRATION OF CREDIT RISK

        The Company maintains a checking account in a commercial bank. Cash in this checking account at times exceeded $100,000. The checking account is insured by the Federal Deposit Insurance Corporation up to $100,000.

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




Davis, Sita & Company

September 8, 2001

                     EASTERN TECH MANUFACTURING CORPORATION
                                  BALANCE SHEET
                             JUNE 30, 1998 AND 1997

         ASSETS

                                                               1998        1997
                                                               ----        ----

         CURRENT ASSETS:
         --------------
         Cash                                                $8,970      $6,538
         Accounts receivable                                 33,138      71,590
         Prepaid expenses                                     1,669           -
                                                              -----           -

         Total current assets                                43,777      78,128
                                                             ------      ------

         PROPERTY AND EQUIPMENT:
         ----------------------
         Equipment, at cost                                 154,935     141,571
         Less accumulated depreciation                       83,879      81,970
                                                             ------      ------

         Cost less accumulated depreciation                  71,056      59,601
                                                             ------      ------


         TOTAL ASSETS                                      $114,833    $137,729
                                                           ========    ========


         LIABILITIES AND STOCKHOLDER'S EQUITY

         CURRENT LIABILITIES:
         -------------------
         Accounts payable                                   $48,807     $67,961
         Loans from stockholder                              42,953      42,953
                                                             ------      ------

         Total current liabilities                           91,760     110,914
                                                             ------     -------

         STOCKHOLDER'S EQUITY:
         --------------------
         Common stock - par value $1.00
         500 shares authorized, issued and outstanding          500         500
         Retained earnings                                   22,573      26,315
                                                             ------      ------

         Total stockholder's equity                          23,073      26,815
                                                             ------      ------

         TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY                              $114,833    $137,729
                                                           ========    ========

         See Notes To Financial Statements

                     EASTERN TECH MANUFACTURING CORPORATION
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                            1998                      1997
                                                                            ----                      ----


         REVENUE:
         Sales of assembled electronic components                       $820,683                $1,942,563
                                                                         --------               ----------

         COST OF SALES:
         -------------
         Material                                                        484,961                 1,307,755
         Labor                                                           175,379                   310,205
                                                                         -------                   -------

         Cost of sales                                                   660,340                 1,617,960
                                                                         -------                 ---------

         Gross profit                                                    160,343                   324,603
                                                                         -------                   -------

         OPERATING EXPENSES:
         ------------------
         Salaries and benefits                                            43,844                    61,480
         Rent                                                             43,029                   101,015
         Taxes (principally payroll)                                      26,981                    42,144
         Other operating expenses                                         25,683                    88,895
         Insurance                                                        22,639                    23,507
         Depreciation                                                      1,909                     5,758
                                                                           -----                     -----

         Total operating expenses                                        164,085                   322,799
                                                                         -------                   -------

         NET INCOME (LOSS) FOR THE YEAR                                  (3,742)                     1,804

         RETAINED EARNINGS, BEGINNING OF YEAR                             26,315                    24,511
                                                                          ------                    ------

         RETAINED EARNINGS, END OF YEAR                                  $22,573                  $ 26,315
                                                                         =======                  ========




See Notes To Financial Statements

                     EASTERN TECH MANUFACTURING CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                            1998                    1997
                                                                            ----                    ----


         CASH FLOWS FROM OPERATING ACTIVITIES:
         ------------------------------------

         Net income (loss)                                              $(3,742)                    $1,804
         Adjustments to reconcile net income to net cast
            provided by operating activities:
         Depreciation                                                      1,909                     5,758
         Changes in operating assets and liabilities:
         Accounts receivable                                              38,452                         -
         Prepaid expenses                                                (1,669)                         -
         Accounts payable                                               (19,154)                   (44,762)
                                                                        --------                   -------

         Net cash provided by (used in) operating activities              15,796                   (37,200)
                                                                          ------                   -------

         CASH FLOWS FROM INVESTING ACTIVITIES:
         ------------------------------------
         Purchase of property and equipment                             (13,364)                   (31,883)

         CASH FLOWS FROM FINANCING ACTIVITIES:
         ------------------------------------
         Funds advanced (to) from stockholders                                 -                    40,725
                                                                               -                    ------

         NET INCREASE (DECREASE) IN CASH                                   2,432                   (28,358)

         CASH AT BEGINNING OF PERIOD                                       6,538                    34,896
                                                                           -----                    ------

         CASH AT END OF PERIOD                                            $8,970                    $6,538
                                                                          ======                    ======

                     EASTERN TECH MANUFACTURING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Eastern Tech Manufacturing Corporation (The "Company") is a Maryland corporation organized in May 1985. The Company is engaged in the business of assembling electronic components under various short-term, task oriented contracts and purchase orders.

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

Accounts Receivable
Management reflects as accounts receivable only those accounts which it considers to be collectable. Uncollectable accounts are written off when collection is in doubt.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed under accelerated methods with useful lives ranging from 5 to 7 years. Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

                     EASTERN TECH MANUFACTURING CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash                                                                $9,537
Accounts receivable                                                 35,261
Inventory                                                           30,210
                                                                    ------

Total current assets                                                75,008
                                                                    ------

PROPERTY AND EQUIPMENT:
Equipment, at cost                                                 154,935
Less accumulated depreciation                                       86,874
                                                                    ------
Net value of equipment                                              68,061
                                                                    ------

TOTAL ASSETS                                                      $143,069
                                                                   =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $15,076
Loans from stockholder                                             101,816
Other accrued liabilities                                            3,350
                                                                     -----

Total current liabilities                                          120,242
                                                                   -------

STOCKHOLDER'S EQUITY
Common Stock - par value $1. 00, 1000 shares authorized,
100 shares issued and outstanding                                      500
Retained earnings                                                   22,327
                                                                    ------

Total stockholder's equity                                          22,827
                                                                    ------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $143,069
                                                                  ========

                     EASTERN TECH MANUFACTURING CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                                        1999                       1998
                                                                        ----                       ----
                                                                     (unaudited)                (unaudited)

         REVENUE:
         Sales of assembled electronic components                       $716,250                  $615,512
                                                                        --------                  --------

         COST OF SALES:
         Material                                                        423,089                   363,721
         Labor                                                           197,651                   131,534
                                                                         -------                   -------

         Cost of sales                                                   620,740                   495,255
                                                                         -------                   -------

         Gross profit                                                     95,510                   120,257
                                                                          ------                   -------

         OPERATING EXPENSES:
         Salaries and benefits                                            20,977                    35,250
         Rent                                                             28,000                    30,576
         Payroll and other taxes                                          20,236                    22,420
         Other operating expenses                                         26,543                    34,298
                                                                          ------                    ------

         Total operating expenses                                         95,756                   122,544
                                                                          ------                   -------

         NET LOSS                                                          (246)                    (2,287)

         RETAINED EARNINGS AT BEGINNING OF PERIOD                         22,573                    26,315
                                                                          ------                    ------

         RETAINED EARNINGS AT END OF PERIOD                              $22,327                   $24,028
                                                                         =======                   =======


                     EASTERN TECH MANUFACTURING CORPORATION
                             STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                 1999                  1998
                                                                                 ----                  ----
                                                                              (unaudited)           (unaudited)

         CASH  FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                                 $(246)              $(2,287)
         Adjustments to reconcile net (loss) income to net cash
         Provided by operating activities:
         Depreciation                                                             2,995                 1,432
         Changes in operating assets and liabilities:
         Accounts receivable                                                     (2,123)               27,067
         Inventory                                                              (30,210)                    -
         Prepaid expenses                                                         1,669                     -
         Accounts payable                                                       (33,731)              (14,365)
         Other accrued liabilities                                                3,350                     -
                                                                                 ------                     -
                                                                                (58,296)               11,847
                                                                                --------               ------

         CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                           -                10,023
                                                                                --------               ------

         CASH FLOWS FROM FINANCING ACTIVITIES
         Funds advanced (to) from stockholder                                    58,863                    -
                                                                                 ------                ------

         NET INCREASE (DECREASE) IN CASH                                            567                 1,824

         CASH AT BEGINNING OF PERIOD                                              8,970                 6,538
                                                                                  -----                 -----

         CASH AT END OF PERIOD                                                   $9,537                $8,362
                                                                                 ======                ======


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xyros Systems, Inc. as December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

Stegman & Company
Baltimore, Maryland
July 20, 2001

                               XYROS SYSTEMS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998

ASSETS
CURRENT ASSETS:
Cash                                                           $     1,946
Accounts receivable                                                 13,599
Inventory                                                            4,574
                                                                     -----

 Total current assets                                               20,119
                                                                    ------

PROPERTY AND EQUIPMENT:
Computer hardware                                                    1,666
Software                                                             2,438
                                                                     -----
                                                                     4,104
 Less accumulated depreciation                                        (821)
                                                                     -----

 Net value of property and equipment                                 3,283
                                                                     -----

 TOTAL ASSETS                                                  $    23,402
                                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                     6,298
Note payable - bank                                                 65,000
Notes payable - stockholders                                       155,000
Other accrued liabilities                                            2,915
                                                               -----------

 Total current liabilities                                         229,213
                                                               -----------

 STOCKHOLDERS' EQUITY
Common Stock - par value $1.00, 1000 shares authorized,
 100 shares issued and outstanding                                     100
Accumulated deficit                                               (205,911)
                                                                  ---------

 Total stockholders' equity                                       (205,811)
                                                                  ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    23,402
                                                               ===========



                             See accompanying notes

                               XYROS SYSTEMS, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                1998       1997
                                                                ----       ----
REVENUE:
Sales and other income                                       $31,438         $-
Cost of goods sold                                            20,891         --
                                                              ------       ----

GROSS PROFIT ON SALES                                         10,547         --
                                                              ------       ----

OPERATING EXPENSES:
Advertising and promotion                                      2,819         --
Depreciation                                                     821         --
Employee compensation and benefits                            90,008         --
Insurance                                                        826         --
Interest                                                       9,837         --
Office expenses                                               16,426      2,147
Professional fees                                              1,529      9,717
Rent                                                          35,879         --
Research and development expenses                             22,077     16,387
Utilities                                                      3,921         --
Travel                                                         2,424      1,640

Total operating expenses                                     186,567     29,891
                                                             -------     ------

NET LOSS                                                    (176,020)   (29,891)
                                                            ---------    -------

ACCUMULATED DEFICIT AT BEGINNING OF YEAR                     (29,891)        --

ACCUMULATED DEFICIT AT END OF YEAR                         $(205,911)  $(29,891)
                                                           ==========  =========


BASIC NET LOSS PER SHARE                                  $(1,760.20)  $(29,891)
                                                          ===========  =========



See accompanying notes

                               XYROS SYSTEMS, INC.
                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997



                                                                                    1998                       1997
                                                                                    ----                       ----

         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                              $(176,020)                  $(29,891)
         Adjustments to reconcile net loss to net cash used by
          operating activities - Depreciation                                        821                         --
         Changes in operating assets and liabilities:
         Accounts receivable                                                     (13,599)                        --
         Inventory                                                                (4,574)                        --
         Accounts payable                                                          6,289                         --
         Other accrued liabilities                                                 3,024                         --
                                                                                   -----                         --

         Net cash used by operating activities                                  (184,059)                   (29,891)
                                                                                ---------                   ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property and equipment                                       (4,104)                        --

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank note payable                                          65,000                         --
         Proceeds from stockholder notes payable                                 125,000                     30,000
                                                                                 -------                     ------

         Net cash provided by financing activities                               190,000                     30,000
                                                                                 -------                     ------

         NET DECREASE IN CASH                                                      1,837                        109

         CASH AT BEGINNING OF YEAR                                                   109                         --
                                                                                     ---                          -

         CASH AT END OF YEAR                                                      $1,946                       $109
                                                                                 =======                      =====

     See accompanying notes.

                                      H - 4

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

Inventories

Inventories consist of parts and other materials and are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

Property and Equipment

Property and equipment is recorded at cost and depreciated over their useful lives, using the straight- line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation is 5 years.

Income Taxes

Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

2.       NOTE PAYABLE - BANK

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

4.       INCOME TAXES

The components of the deferred income taxes as of December 31, 1998 consist of the following:

Effect  of net  operating  loss  carry-forward           $  70,010
Less valuation allowance                                   (70,010)
Net deferred tax asset (liability)                       $      --
                                                         =========
The Company has recorded a valuation allowance in an amount equal to the deferred tax asset resulting from its net operating loss carry-forward.

                                 EXHIBIT INDEX


2.1 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1)
2.2 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1) View Systems, Inc. Acquisition Agreement and Plan of Reorganization with Xyros Systems, Inc. (1)
2.3 View Systems, Inc. Acquisition Agreement and Plan of Reorganization with ETMC(1)
2.4 Letter of Intent to Form Joint Venture Corporation Between NetServ Caribbean, Ltd. and View Systems, Inc. (1)
3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (1)
3.2      By-Laws of View Systems, Inc. (1)
10.1     Form of Subscription  Agreement For 8/8/99 Rule 505 (Amended to Be Rule
         506) Offering and Terms of Offering Pages From Private Placement Memorandum, Dated August 8, 1999, Describing Rights of Subscribers. (1)
10.2 Form of Subscription Agreement For 11/11/99 Rule 506 Offering and Terms of Offering Pages From Private Placement Memorandum, Dated November 11, 1999, Describing Rights of Subscribers. (1)
10.3 Subscription Agreement Between View Systems, Inc. and Lawrence Seiler for 170,000 Shares, Granting Registration Rights to 100,000 Shares. (1)
10.4     Lock-Up Agreement With Lawrence Seiler.(1)

10.5     Subscription  Agreement  Between View Systems,  Inc. and Leokadia Than.
         (1)
10.6 Form of Subscription Agreement Between View Systems, Inc. and Jim Price and Tim Rieu. (1)
10.7 Subscription and Investment Representation Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.8 First Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.9 Second Common Stock Purchase Warrant between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.10 Registration Rights Agreement between View Systems, Inc. and Rubin Investment Group, dated February 18, 2000. (2)
10.11    Non-qualified Stock Option Agreement with Richard W. Gray. (6)
10.12 Amendment to First Purchase Common Stock Warrant, Dated February 18,2000, Second Purchase Common Stock Warrant, Dated February 18, 2000, and Subscription and Investment Agreement, Dated February 18, 2000, Between View Systems and Rubin Investment Group. (7)
10.13    View Systems, Inc. 2000 Restricted Share Plan (8)
10.14 Second Amendment to First Purchase Common Stock Warrant, Dated February 18, 2000, Second Purchase Common Stock Warrant, Dated February 18,
         2000, and Subscription and Investment Agreement, Dated February 18, 2000, Between View Systems and Rubin Investment Group. (9)
10.15    View Systems, Inc. Employment Agreement with Gunther Than. (1)
10.16    View Systems, Inc. Employment Agreement with Andrew L. Jiranek. (1)
10.17    View Systems, Inc. Engagement Agreement with Bruce Lesniak. (1)
10.18    View Systems, Inc. Employment Agreement with David Bruggeman. (1)
10.19    Eastern Tech Mfg. Corp. Employment Agreement with John Curran. (1)
10.20    Lease Agreement Between View Systems, Inc. and Lawrence Seiler. (1)
10.21 Stock Redemption Agreement, dated May 27, 1999, Between View Systems, Inc. and Gunther Than. (1)
10.22 Stock Redemption Agreement, dated September 30, 1999, Between View Systems, Inc. and Gunther Than. (1)
10.23    View Systems, Inc. 1999 Restricted Share Plan. (1)
10.24    Restricted  Share Agreement with Bruce Lesniak  (Lesniak & Associates).
         (1)
10.25    Restricted Share Agreement with John Curran. (1)
10.26    Restricted Share Agreement with David Bruggeman. (1)
10.27    Restricted Share Agreement with Gunther Than. (1)
10.28    Restricted Share Agreement with Andrew Jiranek. (1)
10.29    Restricted Share Agreement with Linda Than. (1)
10.30    View Systems, Inc. 1999 Employee Stock Option Plan. (1)
10.31    Non-qualified Stock Option Agreement with Gunther Than. (1)
10.32    Non-qualified Stock Option Agreement with Andrew Jiranek. (1)
10.33    Qualified Stock Option Agreement with Gunther Than. (1)
10.34    Qualified Stock Option Agreement with Andrew Jiranek. (1)
10.35    Promissory Notes from Xyros Systems, Inc. to Ken Weiss. (1)
10.36    Promissory Notes from Xyros Systems, Inc. to Hal Peterson. (1)
10.37    Loan Agreement Between Xyros Systems, Inc. and Columbia Bank. (1)
10.38    Letter From Columbia Bank Extending Term of Loan. (1)
10.39    License and Distribution Agreement with Visionics Corporation. (5)
10.40 License and Distribution Agreement with Lead Technologies, Inc. for Video OCR Software. (3)
10.41 License and Distribution Agreement with Anasoft Systems for Microsoft Operating System Software. (3)
10.42 License and Distribution Agreement with Aware, Inc. for Compression Software. (3)
10.43    Typical Non-Exclusive Reseller Agreement. (5)
10.44    Schedule of Contracted Resellers. (5)

10.45 Agreement between View Systems, Inc. and Magnum Financial Services, Inc., dated February 27, 2000. (5)
10.46    View Systems, Inc. Employment Agreement with Keith Company. (5)
16.1 Letter From Katz, Abosch, Windesheim, Gershman & Freedman, P.A. to View Systems, Inc., dated April 11, 2000. (4)
21.1     Subsidiaries of Registrant. (1)
23.1     Consent of Davis, Sita & Company.*
23.2     Consent of Stegman & Company.*
99.1 Consulting Agreement with Columbia Financial Group, LLC Granting Warrants and Stock and Granting Piggyback Registration Rights. (1)
99.2     Consulting   Agreement   with  Tom  Cloutier   Granting   Warrants  and
         Registration Rights. (1)
99.3 Consulting Agreement with Guy Parr Granting Warrants and Registration Rights. (1)
99.4     Form of Stock Certificate. (1)
99.5     Consulting Agreement with Magnum Worldwide Investments, Ltd. (1)
99.6     Consulting Agreement with Mid-West First National, Inc. (10)
99.7     Consulting Agreement with Pacific First National, Corp. (10)
99.8     Consulting Agreement with Columbia Financial Group, LLC (10)
99.9     Consulting Agreement with John Clayton (10)
99.10    Consulting Agreement with Magnum Financial Group, LLC (10)
99.11    Letter to Rubin  Investment  Group dated March  canceling  its warrants
         (11)
- ------------------------------------------

(1) Incorporated By Reference from Registrant's Registration Statement on Form SB-2 Filed With the Commission On January 11, 2000
(2) Incorporated By Reference From Registrant's Report on Form 8K, dated February 19, 2000.
(3) Incorporated By Reference From Registrant's Report on Form 10KSB, Dated March 30, 2000.
(4) Incorporated By Reference From Registrant's Report on Form 8K, Dated April 13, 2000.
(5) Incorporated By Reference From Registrant's Statement on Form SB-2/A, Dated April 27, 2000.
(6)      Incorporated  By Reference  From  Registrant's  Form 10 QSB,  Dated May
         15,2000.
(7) Incorporated by Reference to Registrant's Registration Statement on Form SB-2/A, dated June 7, 2000.
(8)      Incorporated By Reference to Registrant's Definitive Proxy Statement On
         Schedule 14A, dated May 3, 2000.
(9) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated July 20, 2000.
(10) Incorporated by reference to Registrant's Statement on Form SB 2, dated February 12, 2001.
(11) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated March 28, 2001.

*attached hereto.