Form 10QSB
period 2001-03-31
VIEW SYSTEMS INC
filed 2001-05-15
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Yes       No ___
    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X    No ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,322,620 shares of common stock as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes ___    No  x
              ---

                                Table of Contents


PART I.  Financial Information

Item I.  Financial Statements
Consolidated Balance Sheet.....................................................1
Consolidated Statement of Operations...........................................2
Consolidated Statement of Stockholder's Equity.................................3
Consolidated Statement of Cash Flows...........................................4
Notes to Consolidated Financial Statements.....................................5
Item II.  Management Discussion and Analysis...................................7

PART II.  Other Information

Item I.  Legal Proceedings....................................................10
Item II.  Changes In Securities...............................................10
Item III.  Defaults Upon Senior Securities....................................10
Item IV.  Submission of Matters To A Vote of Security Holders.................10
Item V.  Other Information....................................................11
Item VI.  Exhibits And Reports On Form 8-K....................................11

ITEM 1. FINANCIAL STATEMENTS

                                                   VIEW SYSTEMS, INC.
                                              CONSOLIDATED BALANCE SHEET

                                                       ASSETS
                                                                        March 31,                December 31,
                                                                          2001                      2000
                                                                       -----------               ------------
                                                                       (Unaudited)
CURRENT ASSETS:
    Cash                                                                $  49,503                $  265,245
    Accounts receivable (net)                                             357,091                   155,017
    Inventory                                                             123,195                    95,339
                                                                       ----------                ----------

             Total current assets                                         529,789                   515,601
                                                                       ----------                ----------

PROPERTY AND EQUIPMENT:
    Equipment                                                             386,286                   382,609
    Leasehold improvements                                                 20,261                    20,261
                                                                       ----------                ----------
                                                                          406,547                   402,870
        Less accumulated depreciation                                      91,005                    79,814
                                                                       ----------                ----------

             Net value of property and equipment                          315,542                   323,056
                                                                       ----------                ----------

OTHER ASSETS:
    Goodwill                                                              866,099                   894,383
    Investments                                                            28,000                    28,000
    Due from affiliated entity                                            105,552                   105,552
    Due from stockholders                                                    -                       20,000
    Deposits                                                                  780                       832
                                                                       ----------                ----------

             Total other assets                                         1,000,431                 1,048,767
                                                                       ----------                ----------

             TOTAL ASSETS                                              $1,845,762                $1,887,424
                                                                       ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $  450,292                $  401,247
    Note payable - bank                                                    27,083                    42,083
    Notes payable                                                         110,000                   110,000
    Accrued interest payable                                               24,750                    22,000
    Other accrued liabilities                                               1,477                    31,951
    Due to stockholder                                                     11,847                     2,090
                                                                       ----------                ----------

                  Total current liabilities                               625,449                   609,371
                                                                       ----------                ----------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001
      50,000,000 shares authorized,
      12,041,031 shares issued and outstanding                             12,041                       -
      11,481,031 shares issued and outstanding                               -                       11,481
    Additional paid-in capital                                          7,588,942                 7,364,502
    Accumulated deficit                                               ( 6,380,670)              ( 6,097,930)
                                                                       ----------                ----------

                  Total stockholders' equity                            1,220,313                 1,278,053
                                                                       ----------                 ---------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                       $1,845,762                $1,887,424
                                                                       ==========                ==========



                            See Accompanying Notes

                                                   VIEW SYSTEMS, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE THREE MONTHS ENDED

                                                                          March 31,                March 31,
                                                                            2001                     2000
                                                                       --------------          --------------
                                                                       (Unaudited)               (Unaudited)
REVENUE:
         Sales of security systems                                     $  341,709                $  17,900
         Sales of assembled electronic components                           9,512                   92,512
                                                                       ----------                ---------

              Total sales                                                 351,221                  110,412

         Cost of goods sold                                               143,910                   60,395
                                                                       ----------                ---------

GROSS PROFIT ON SALES                                                     207,311                   50,017
                                                                       ----------                ---------

OPERATING EXPENSES:
         Advertising and promotion                                            577                   10,418
         Amortization                                                      28,284                   27,281
         Depreciation                                                      11,191                   12,890
         Dues and subscriptions                                               720                      820
         Insurance                                                          7,503                    2,633
         Interest                                                           5,756                    6,190
         Investor relations                                                33,084                   33,865
         Miscellaneous expense                                              7,380                    1,699
         Office expenses                                                   26,277                   36,216
         Professional fees                                                114,331                   96,378
         Rent                                                              40,006                   27,985
         Repairs and maintenance                                            3,441                    4,493
         Research and development                                             -                     63,765
         Salaries and benefits                                            173,706                  131,040
         Sales promotions                                                  17,119                   26,513
         Taxes - other                                                      6,930                    4,205
         Travel                                                             8,559                   16,905
         Utilities                                                          5,187                    2,985
                                                                       ----------                ---------

                  Total operating expenses                                490,051                  506,281
                                                                       ----------                ---------

NET LOSS FOR THE THREE MONTHS                                         $(  282,740)              $( 456,264)
                                                                      ===========               ==========

LOSS PER SHARE:
     Basic                                                            $(     0.02)              $(    0.06)
                                                                      ===========               ==========

     Diluted                                                          $(     0.02)              $(    0.06)
                                                                      ===========               ==========



                                                     VIEW SYSTEMS, INC.

                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31, 2001


                                                              Additional                               Total
                                               Common         Paid-In         Accumulated           Stockholders'
                                               Stock          Capital           Deficit                Equity
                                               -----          -------         -----------           -------------

Balances at January 1, 2000                    $   7,167      $  5,334,342    $(  3,893,648)       $   1,447,861

    Sale of common stock                             857           509,918            -                  510,775

    Stock options  exercised                          85               845            -                      930

    Net loss for the three months
      ended March 31, 2000                            -                -       (    456,264)         (   456,264)
                                                --------         ------------  -------------         ------------
Balances at March 31, 2000 (Unaudited)             8,109         5,845,105     (  4,349,912)           1,503,302

    Sale of common stock                           1,986           938,179            -                  940,165

    Stock options exercised                            3                49            -                       52

    Issuance of common stock
      (employee and other compensation)            1,383            581,169           -                  582,552

    Net loss for the period of April 1, 2000
      to December 31, 2000                            -                -       (  1,748,018)         ( 1,748,018)
                                                --------         ------------  -------------         ------------
Balances at December 31, 2000                     11,481          7,364,502    (  6,097,930)           1,278,053

    Sale of common stock                             500            199,500            -                 200,000

    Issuance of common stock
          for services                                60             24,940            -                  25,000

    Net loss for the three months
        ended March 31, 2001                          -                -       (   282,740)          (   282,740)
                                                --------         ------------  ------------          ------------

Balances at March 31, 2001 (Unaudited)         $  12,041      $   7,588,942   $( 6,380,670)        $   1,220,313
                                                  ======          ==========   ============         =============





                                              VIEW SYSTEMS, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED




                                                                           March 31,                March 31,
                                                                            2001                      2000
                                                                       --------------            ---------------
                                                                       (Unaudited)               (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(  282,740)              $(  456,264)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                         39,475                    40,171
       Stock issued for services                                            25,000                      -
       Changes in operating assets and liabilities:
         Accounts receivable                                            (  202,074)                    6,165
         Inventory                                                      (   27,856)               (    5,449)
         Deposit                                                                52                      -
         Accounts payable                                                   49,045                (   48,047)
         Accrued interest                                                    2,750                     2,750
         Other accrued liabilities                                      (   30,474)                   15,904
                                                                        -----------               -----------

         Net cash used in operating activities                          (  426,822)               (  444,770)
                                                                        -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (    3,677)               (   22,743)
          Funds advanced to affiliated entities                               -                       10,278
                                                                        -----------               -----------

        Net cash used in investing activities                           (    3,677)               (   12,465)
                                                                        -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Funds advanced from  (to) shareholders                             29,757                (   20,000)
         Repayment of note payable - bank                               (   15,000)               (    1,616)
         Proceeds from sales of stock                                      200,000                   511,705
                                                                        -----------               -----------

       Net cash provided by financing activities                           214,757                   490,089
                                                                        -----------               -----------

NET DECREASE /(INCREASE) IN CASH                                        (  215,742)                   32,854

CASH AT BEGINNING OF PERIOD                                                265,245                    89,150
                                                                        -----------               -----------

CASH AT END OF PERIOD                                                  $    49,503               $   122,004
                                                                       ============              ============


                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          -------------------

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

                      Equipment                         5-7 years
                      Software tools                      3 years

          Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended March 31, 2001 and 2000 amounted to $11,191 and $12,890 respectively.

                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


          Imairment of Long-Lived Assets
          ------------------------------

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

          Net Loss Per Common Share
          -------------------------

          Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended March 31, 2001 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


          Segment Reporting
          -----------------

          The company has determined that it does not have any separately reportable operating segments as of March 31, 2001.

2.  FINANCIAL CONDITION

          Since its inception, the Company has incurred significant losses and as of March 31, 2001 had an accumulated deficit of $6.4 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through March 31, 2002.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-QSB for the year ended December 31, 2000. In addition to historical information, this Form 10-QSB contains forward -looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations. The Company's actual results could differ materially from management's expectations.

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

Three Months Ended March 31, 2001 Compared With the Three Ended Months Ended March 31, 2000

Revenue

          For the three months ended March 31, 2001, revenues from sales of our products increased $323,809 or 1,809% to $341,709 from $17,900 in the same period last year, and revenues from sales of our services decreased $83,000 or 90% to $9,512 from $92,512 in the same period last year. Of the $351,221 in total revenue during the three month period ended March 31, 2001, $341,709 or 97% was derived from sales of systems and $9,512 or 3% from sales of contract manufacturing services. The ratio of security systems sales to contract manufacturing is increasing.

Gross Profit

          Gross profit on sales for the three months ended March 31, 2001, increased $157,294 or 314% to $207,311 compared with $50,017 in same period last
year.  Gross       profit          margin         for     the              three
months ended March 31, 2001, was 59% compared with 45% in the same period last year. Because of low net sales we achieved in the period last year ended March 31, 2000, we do not believe gross profit margin comparisons are meaningful at this stage of our operations.

Operating Expenses

          Operating expenses for the three months ended March 31, 2001, decreased to $490,051, compared with $506,281 for the comparable period in 2000. The decrease is principally due to decreased expenditures in R & D and increases in salaries and professional fees.

          As a result of the foregoing, net loss was $(282,740) for the three months ended March 31, 2001, compared to a net loss of $(456,264) for the three months ended March 31, 2000.

Costs and Expenses

          Costs of Products and Services Sold. The cost of products and services sold, was $143,910 for the three months ended March 31, 2001, and represented 41% of revenue for the period, compared to $60,395 for the three months ended March 31, 2000 which represents 55% of revenues for that period. Because of our low sales volume in the same period last year, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

          Research and Development Expense. We spent $0 on research and development for the three months ended March 31, 2001, as compared with $63,765 in the same period last year. Our R&D expenditures in the three months ended March 31, 2001, represented 0% of gross profit margin for this period. We are working on introducing additional products to the market in 2001. We expect continued heavy expenditures in this area, evidencing our commitment to develop industry leading video management and identification products.

          Salaries and Benefits. We spent $173,706 on salaries and benefits for the three months ended March 31, 2001, as compared with $131,040 in the same period last year. We have increased expenditure on salaries and fees for sales and marketing personnel, including consultants, and we incurred $17,119 on sales and promotional expenses for the three month period ended March 31, 2001, as compared with $26,513 in the same period a year ago.

          Net Operating Loss. We incurred approximately $(282,740) of net operating loss carry forwards for the three-month period ended March 31, 2001, which may be used to offset taxable income and income taxes in future years.

LIQUIDITY AND CAPITAL RESOURCES

          Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $6,987,259 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of March 31, 2001, we had total assets of $ 1,845,762, a decrease of approximately $42,000 over last year's $1,887,424 at December 31, 2000. Total liabilities were $625,449, at March 31, 2001, resulting in stockholders' equity of $1,220,313, a decrease of $57,740 from the December 31, 2000 balance of $1,278.053.

          During the three months ended March 31, 2001, our cash decreased from $265,245 at December 31, 2000, to $49,503 at March 31, 2001. Net cash used in operating activities was $426,822 for the three months ended March 31, 2001, including decreases in accounts receivable of $202,074, increases in inventory of $27,856, and increases in accounts payable of $49,045.

          Net cash generated from financing activities during the three months ended March 31, 2001 was $214,757, consisting of proceeds received from sales of stock of $200,000, plus 29,757 advanced from stockholders, less payments on $15,000 made on a promissory note to Columbia Bank with an outstanding principal balance of $27,083 at March 31, 2001.

          As a result of the foregoing, at March 31, 2001 we had negative working capital of $95,660, including $357,091 in net trade accounts receivable and $123,195 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of March 31, 2001 we have not granted material payment term extensions.

          Our inventory balance at March 31, 2001, was estimated to be $123,195. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

          We anticipate further expenditures for fiscal year 2001 of approximately $100,000 for test equipment. We are also exploring the purchase of the commercial space we are leasing in Columbia, Maryland, plus adjoining space, consisting of approximately 10,000 square feet. If we can obtain favorable terms, we would purchase the building through debt financing.

          Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year, Mr. Lesniak $84,000 per year and Mr. Bruggeman $85,000 in salary and fees during calendar year 2001. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments over a three year period.

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

 RISK FACTORS AND CAUTIONARY STATEMENTS

          Statements within this 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, risks detailed in our other securities filings, including our Annual Report on Form 10-KSB for the year ended December 31, 2000, and our registration statement, as amended, filed on Form SB-2.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We are not aware of any material pending legal proceeding against us or our property.

ITEM 2. CHANGES IN SECURITIES

          We are not aware of any material pending legal proceeding against us or our property.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There are no changes in securities other than such changes reported in our SB-2/A filed on March 29, 2001, registration number 333-55394.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

ITEM 5. OTHER INFORMATION

     Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)      EXHIBITS:
         --------

3.1      (1)      Articles of Incorporation
3.2      (1)      By-laws
11.      (attached to report)    Statement re: Computation of Per Share Earnings

--------------------------------------------------------------------------------

(1) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000

(B)      REPORTS ON FORM 8-K
         -------------------

          We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 View Systems, Inc.
                                                 Registrant



Date:  May 15, 2001                             /s/ GUNTHER THAN
                                                ----------------
                                                       GUNTHER THAN
                                                    PRESIDENT & CEO