Form 10KSB/A
period 2000-12-31
VIEW SYSTEMS INC
filed 2001-06-22
CIK 1075857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ___________ to __________

                       Commission file number: __________

                               View Systems, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

           Florida                                     59-2928366
---------------------------------------      ----------------------------
(State or Other Jurisdiction                 (I.R.S. Employer Identification No
of Incorporation or Organization)

925 West Kenyon Avenue, Englewood, Colorado               80110
---------------------------------------      ----------------------------
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

This 10-KSB/A is being filed by View Systems, Inc. (the "Company") to amend Paragraph 5 of Note 1 of the Notes to the Financial Statements of the Company.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 had no impact on the Company's financial position or results of operations.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.


                                           VIEW SYSTEMS, INC.

                                           /s/Gunther Than
                                           -------------------------------------
June 21, 2001                              Gunther Than,
                                           President and Chief Executive Officer

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

10.45 Agreement between View Systems, Inc. and Magnum Financial Services, Inc., dated February 27, 2000. (5)
10.46    View Systems, Inc. Employment Agreement with Keith Company. (5)
16.1 Letter From Katz, Abosch, Windesheim, Gershman & Freedman, P.A. to View Systems, Inc., dated April 11, 2000. (4)
21.1     Subsidiaries of Registrant. (1)
23.1     Consent of Davis, Sita & Company.*
23.2     Consent of Stegman & Company.*
99.1 Consulting Agreement with Columbia Financial Group, LLC Granting Warrants and Stock and Granting Piggyback Registration Rights. (1)
99.2     Consulting   Agreement   with  Tom  Cloutier   Granting   Warrants  and
         Registration Rights. (1)
99.3 Consulting Agreement with Guy Parr Granting Warrants and Registration Rights. (1)
99.4     Form of Stock Certificate. (1)
99.5     Consulting Agreement with Magnum Worldwide Investments, Ltd. (1)
99.6     Consulting Agreement with Mid-West First National, Inc. (10)
99.7     Consulting Agreement with Pacific First National, Corp. (10)
99.8     Consulting Agreement with Columbia Financial Group, LLC (10)
99.9     Consulting Agreement with John Clayton (10)
99.10    Consulting Agreement with Magnum Financial Group, LLC (10)
99.11    Letter to Rubin  Investment  Group dated March  canceling  its warrants
         (11)
------------------------------------------

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