Form 10QSB
period 2001-06-30
VIEW SYSTEMS INC
filed 2001-08-21
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

            |X| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
             -             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-30178

                               VIEW SYSTEMS, INC.
--------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

Florida                                     59-2928366

-----------------------------               ------------------------------------
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

Yes  X    No ___
    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes --     No ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,225,620 shares of common stock as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):
Yes ___    No _x_
              ---

                                Table of Contents


PART I.  Financial Information

Item I.  Financial Statements
Consolidated Statement of Operations...........................................1
Consolidated Balance Sheet.....................................................2
Consolidated Statement of Changes in Stockholder's Equity.. ...................3
Consolidated Statement of Cash Flows...........................................4
Notes to Consolidated Financial Statements.....................................5
Item II.  Management Discussion and Analysis...................................7

PART II.  Other Information

Item I.   Legal Proceedings....................................................8
Item II.  Changes In Securities................................................8
Item III. Defaults Upon Senior Securities......................................9
Item IV.  Submission of Matters To A Vote of Security Holders..................9
Item V.   Other Information....................................................9
Item VI.  Exhibits And Reports On Form 8-K....................................10

ITEM 1. FINANCIAL STATEMENTS


                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                  Six Months Ended
                                                            ------------------                  ----------------
                                                         June 30,         June 30,          June 30,         June 30,
                                                          2001             2000               2001              2000
                                                     --------------    ------------       --------------    -----------


REVENUE:
         Sales of security systems                   $  90,780         $   97,360           $ 432,489       $ 115,260
         Sales of assembled electronic components            -            133,720               9,512         226,232
                                                     ---------         ----------           ---------       ---------

              Total sales                               90,780            231,080             442,001         341,492

              Cost of goods sold                        54,990            130,361             198,900         190,756
                                                     ---------         ----------           ---------       ---------

GROSS PROFIT ON SALES                                   35,790            100,719             243,101         150,736
                                                     ---------         ----------           ---------       ---------

OPERATING EXPENSES:
         Advertising and promotion                         549                962               1,126          11,380
         Amortization                                   28,284             27,281              56,568          54,562
         Depreciation                                   11,191              9,221              22,382          22,111
         Dues and subscriptions                          1,190              1,426               1,910           2,246
         Insurance                                       9,192              4,847              16,695           7,480
         Interest                                        2,842              5,358               8,598          11,548
         Investor relations                             17,966               -                 51,050          33,865
         Miscellaneous expense                           2,112                740               9,492           2,439
         Office expenses                                37,180             29,993              63,457          66,209
         Professional fees                             113,243             74,878             227,574         171,256
         Rent                                           40,967             26,859              80,973          54,844
         Repairs and maintenance                         4,299              2,514               7,740           7,007
         Research and development                         -                45,537                -            109,302
         Salaries and benefits                         131,511            151,889             305,217         282,929
         Sales promotions                                6,986             21,741              24,105          48,254
         Taxes - other                                   2,221                100               9,151           4,305
         Travel                                         15,546             12,625              24,105          29,530
         Utilities                                       6,539              4,799              11,726           7,784
                                                    ----------        -----------          ----------      ----------

                  Total operating expenses             431,818            420,770             921,869         927,051
                                                    ----------        -----------          ----------      ----------

NET LOSS FOR THE PERIODS                            $ (396,028)       $  (320,051)         $( 678,768)     $ (776,315)
                                                    ==========        ===========          ==========      ==========


LOSS PER SHARE:

     Basic                                          $    (0.03)       $     (0.04)         $    (0.05)     $    (0.10)
                                                    ==========        ===========          ==========      ==========

     Diluted                                        $    (0.03)       $     (0.04)         $    (0.05)     $    (0.10)
                                                    ==========        ===========          ==========      ==========



                             See Accompanying Notes


                               VIEW SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                         June 30,           December 31,
                                                                            2001                2000
                                                                       -------------      ----------------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                               $   90,807           $  265,245
    Accounts receivable (net)                                             311,471              155,017
    Inventory                                                             244,011               95,339
                                                                       ----------           ----------

             Total current assets                                         646,289              515,601
                                                                       ----------           ----------

PROPERTY AND EQUIPMENT:
    Equipment                                                             416,863              382,609
    Leasehold improvements                                                 20,261               20,261
                                                                       ----------           ----------
                                                                          437,124              402,870
        Less accumulated depreciation                                     102,196               79,814
                                                                       ----------           ----------

             Net value of property and equipment                          334,928              323,056
                                                                       ----------           ----------
OTHER ASSETS:
    Goodwill                                                              837,815              894,383
    Investments                                                            28,000               28,000
    Due from affiliated entity                                            105,552              105,552
    Due from stockholders                                                  76,099               20,000
    Deposits                                                                3,332                  832
                                                                       ----------           ----------

             Total other assets                                         1,050,798            1,048,767
                                                                       ----------           ----------

             TOTAL ASSETS                                              $2,032,015           $1,887,424
                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $  401,657          $   401,247
    Note payable - bank                                                    17,083               42,083
    Notes payable                                                         110,000              110,000
    Accrued interest payable                                               27,500               22,000
    Other accrued liabilities                                               1,490               31,951
    Due to stockholder                                                        -                  2,090
                                                                       ----------          -----------

                  Total current liabilities                               557,730              609,371
                                                                       ----------          -----------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001
      50,000,000 shares authorized,
      13,666,031 shares issued and outstanding                             13,666                  -
      11,481,031 shares issued and outstanding                                -                 11,481
    Additional paid-in capital                                          8,237,317            7,364,502
    Accumulated deficit                                                (6,776,698)         ( 6,097,930)
                                                                       ----------          -----------

                  Total stockholders' equity                            1,474,285            1,278,053
                                                                       ----------          -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                       $2,032,015          $ 1,887,424
                                                                       ==========          ===========
                             See Accompanying Notes


                               VIEW SYSTEMS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2001


                                                              Additional                              Total
                                              Common           Paid-In           Accumulated      Stockholders'
                                               Stock           Capital             Deficit           Equity
                                              ------           ---------         -----------     -------------
 Balances at January 1, 2000                $  7,167          $ 5,334,342        $( 3,893,648)    $  1,447,861

    Sale of common stock                       1,134              724,142                   -          725,276

    Stock options  exercised                      85                  845                   -              930

    Net loss for the six months
      ended June 30, 2000                          -                    -         (   776,315)    (    776,315)
                                            --------           ----------        ------------     ------------

Balances at June 30, 2000 (Unaudited)          8,386            6,059,329         ( 4,669,963)       1,397,752

    Sale of common stock                       1,612              723,026                   -          724,638

    Stock options exercised                      100                  978                   -            1,078

    Issuance of common stock
      (employee and other compensation)        1,383              581,169                   -          582,552

    Net loss for the period of July 1, 2000
      to December 31, 2000                         -                    -         ( 1,427,967)    (  1,427,967)
                                            --------           ----------        ------------     ------------

Balances at December 31, 2000                 11,481            7,364,502         ( 6,097,930)       1,278,053

    Sale of common stock                       2,125              847,875                   -          850,000

    Issuance of common stock
      for services                                60               24,940                   -           25,000

    Net loss for the six months
      ended June 30, 2001                          -                    -         (   678,768)    (    678,768)
                                            --------           ----------        ------------     ------------

Balances at June 30, 2001 (Unaudited)       $ 13,666           $8,237,317        $( 6,776,698)    $  1,474,285
                                            ========           ==========        ============     ============


                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED


                                                                          June 30,           June 30,
                                                                            2001               2000
                                                                          --------           --------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $( 678,768)        $( 776,315)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                         78,950             76,673
       Stock issued for services                                             25,000                  -
       Changes in operating assets and liabilities:
         Accounts receivable                                              ( 156,454)         (  19,293)
         Inventory                                                        ( 148,672)         (  45,429)
         Deposit                                                          (   2,500)         (     462)
         Accounts payable                                                       410             85,184
         Accrued interest                                                     5,500              5,500
         Other accrued liabilities                                        (  30,461)             5,482
                                                                         ----------          ---------

         Net cash used in operating activities                            ( 906,995)         ( 668,660)
                                                                         ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                              (  34,254)         (  31,507)
          Funds advanced to affiliated entities                                   -             14,507
                                                                         ----------          ---------

        Net cash used in investing activities                             (  34,254)         (  17,000)
                                                                         ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Funds advanced from  (to) shareholders                           (  58,189)         (  35,000)
         Repayment of note payable - bank                                 (  25,000)         (   3,166)
         Proceeds from sales of stock                                       850,000            726,205
                                                                         ----------          ---------

       Net cash provided by financing activities                            766,811            688,039
                                                                         ----------          ---------

NET (DECREASE) /INCREASE IN CASH                                          ( 174,438)             2,379

CASH AT BEGINNING OF PERIOD                                                 265,245             89,150
                                                                         ----------          ---------

CASH AT END OF PERIOD                                                    $   90,807         $   91,529
                                                                         ==========          =========

                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" . SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 had no impact on the Company's financial position or results of operations.

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

             Equipment                                   5-7 years
             Software tools                                3 years

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-QSB for the year ended December 31, 2000. In addition to historical information, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations. The Company's actual results could differ materially from management's expectations.

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

Six Months Ended June 30, 2001 Compared With the Six Months Ended June 30, 2000

Revenue

          For the six months ended June 30, 2001, revenues from sales of our products increased $317,229 or 275% to $432,489 from $115,260 in the same period last year, and revenues from sales of our services decreased $216,720 or 96% to $9,512 from $226,232 in the same period last year. Of the $442,001 in total revenue during the six month period ended June 30, 2001, $432,489 or 98% was derived from sales of systems and $9,512 or 2% from sales of contract manufacturing services. The ratio of security systems sales to contract manufacturing is increasing.

Gross Profit

          Gross profit on sales for the six months ended June 30, 2001, increased $92,365 or 61% to $243,101 compared with $150,736 in the same period last year. Gross profit margin for the six months ended June 30, 2001, was 55% compared with 44% in the same period last year. Because of low net sales we achieved in the period last year ended June 30, 2000, we do not believe gross profit margin comparisons are meaningful at this state of our operations.

Operating Expenses

          Operating expenses for the six months ended June 30, 2001, decreased to $921,869 from $927,051 for the comparable period in 2000. The decrease is principally due to decreased expenditures in sales promotions.

          As a result of the foregoing, net loss was $(678,768) for the six months ended June 30, 2001, compared to a net loss of $(776,315) for the six months ended June 30, 2000.

Costs and Expenses

          Costs of Products and Services Sold. The cost of products and services sold, was $198,900 for the six months ended June 30, 2001 and represented 45% of revenue for the period, compared to $190,756 for the six months ended June 30, 2000 which represents 56% of revenues for that period. Because of our low sales volume in the same period last year, we do not consider the costs of goods sold in the same period last year to be a good measure of our true cost of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

          Research and Development Expense. We spent $0 on research and development for the six months ended June 30, 2001, as compared with $109,302 in the same period last year. Our R&D expenditures in six months ended June 30, 2001, represented 0% of gross profit margin for this period.

          Salaries and Benefits. We spent $305,217 on salaries and benefits for the six months ended June 30, 2001, as compared with $282,929 for the same period last year. We have increased expenditures on salaries and fees, including consultants, and we have incurred $24,105 of sales and promotional expenses for the six month period ended June 20, 2001, as compared with $48,254 in the same period a year ago.

          Net Operating Loss. We incurred approximately $(678,768) of net operating loss carry forwards for the six-month period ended June 30, 2001, which may be used to offset taxable income and income taxes in future years.

                         LIQUIDTY AND CAPITAL RESOURCES

          Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $7,637,259 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of June 30, 2001, we had total assets of $2,032,015 an increase of approximately $144,591 over last year's $1,887,424 at December 31, 2000. Total liabilities were $557,730, at June 30, 2001, resulting in stockholders' equity of $1,474,285 an increase of $196,232 from the December 31, 2000 balance of $1,278,053.

          During the six months ended June 30, 2001, our cash decreased from $265,245 at December 31, 2000, to $90,807 at June 30, 2001. Net cash used in operating activities was $906,995 for the six months ended June 30, 2001, including increases in accounts receivable to $156,454, increases in inventory of $148,672, and increases in accounts payable of $410.

          Net cash generated from financing activities during the six months ended June 30, 2001 was $766,811, consisting of proceeds received from sales of stock of $850,000, less $58,189 advanced to stockholders, less payments on $25,000 made on a promissory note to Columbia Bank with an outstanding principal balance of $17,083 at June 30, 2001.

          As a result of the foregoing at June 30, 2001 we had working capital of $88,559, including $311,471 in net trade accounts receivable and $244,011 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of June 30, 2001 we have not granted material payment term extensions.

          Our inventory balance at June 30, 2001, was estimated to be $244,011. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

          We   anticipate   further   expenditures   for  fiscal  year  2001  of
approximately $100,00 for test equipment.

          Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year, Mr. Lesniak $84,000 per year and Mr. Bruggemean $85,000 in salary and fees during calendar year 2001. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments on a three year period.

          We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing.

          We also have outstanding warrants with various investors with an exercise price of $.40 per share. If the warrant holders exercise all of their warrants, at the exercise price of $.40 per share, we will receive $800,000, which we will use for additional working capital.

                                Plan Of Operation

          The amount of capital that we need to raise will depend upon many factors primarily including

               o the rate of sales growth and market acceptance of our product lines;
               o the amount and time of necessary research and development expenditures;
               o the amount and time of expenditures to sufficiently market and promote our products; and
               o    the   amount   and   timing   of   any   accessory   product
                    introductions.

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

          In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $3 million and $4 million to fully develop all our products and launch our expanded business operations in accordance with our current business plan.

                     RISK FACTORS AND CAUTIONARY STATEMENTS

          Statements within the 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statement, including, but not limited to, risks detailed in our other securities filing, including our Annual Report on form 10-KSB for the year ended December 31, 2000, and registration statement, as amended, filed on Form SB-2

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We are not aware of any material pending legal proceeding against us or our property.

ITEM 2. CHANGES IN SECURITIES

          There are no changes in securities other than such changes reported in our SB-2 filed on August 1, 2001, registration number 333-66482.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          There have not been any defaults other than such defaults reported in our 10-QSB for the quarter ended June 30, 2001.

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

10.17     View Systems, Inc. Engagement Agreement with Bruce Lesniak. (1)

10.18     View Systems, Inc. Employment Agreement with David Bruggeman. (1)

10.19     Eastern Tech Mfg. Corp. Employment Agreement with John Curran. (1)

10.20     Lease Agreement Between View Systems, Inc. and Lawrence Seiler. (1)

10.21 StockRedemption Agreement, dated May 27, 1999, Between View Systems, Inc. and Gunther Than. (1)

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

11.1      Statement re: Computation of Per Share Earnings (attached to report)

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

99.7      Consulting Agreement with Pacific First National, Corp.(10)

99.8      Consulting Agreement with Columbia Financial Group, LLC (10)

99.9      Consulting Agreement with John Clayton*

99.10     Consulting Agreement with Magnum Financial Group, LLC (10)

99.11     Letter to Rubin  Investment  Group dated March  canceling its warrants
          ------------------------------------------

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

(3) Incorporated By Reference From Registrant's Report on Form 10KSB, Dated March 30, 2000.

(4) Incorporated By Reference From Registrant's Report on Form 8K, Dated April 13, 2000.

(5) Incorporated By Reference From Registrant's Statement on Form SB-2/A, Dated April 27, 2000.

(6)  Incorporated By Reference From Registrant's Form 10 QSB, Dated May 15,2000.

(7) Incorporated By Reference to Registrant's Registration Statement on Form SB-2/A, dated June 7, 2000

(8)  Incorporated  By Reference to  Registrant's  Definitive  Proxy Statement On
     Schedule 14A, dated May 3, 2000

(9) Incorporated By reference to Registrant's Registration Statement on Form SB 2/A, dated July 20, 2000

(10) Incorporated By reference to Registrant's Registration Statement on Form SB 2, dated February 2, 2001
___________________________

(B)      REPORTS ON FORM 8-K
         -------------------

         We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                View Systems, Inc.
                                                Registrant


Date:  August 17, 2001                          /s/ Gunther Than
                                                --------------------------------
                                                Gunther Than, President &
                                                Chief Executive Officer