Form 10QSB
period 2001-09-30
VIEW SYSTEMS INC
filed 2001-11-14
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

Yes       No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,305,000 shares of common stock as of September 30, 2001.

Transitional Small Business Disclosure Format (check one):
Yes       No  x
   ---       ---

                                Table of Contents


PART I.  Financial Information

Item I.  Financial Statements
Consolidated Balance Sheet.....................................................1
Consolidated Statement of Operations...........................................2
Consolidated Statement of Stockholder's Equity.................................3
Statement of Cash Flows........................................................4
Notes to Consolidated Financial Statements.....................................5
Item II.  Management Discussion and Analysis...................................9

PART II.  Other Information

Item I.  Legal Proceedings....................................................12
Item II.  Changes In Securities...............................................12
Item III.  Defaults Upon Senior Securities....................................12
Item IV.  Submission of Matters To A Vote of Security Holders.................12
Item V.  Other Information....................................................12
Item VI.  Exhibits And Reports On Form 8-K....................................12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               VIEW SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                       September 30,       December 31,
                                                                            2001               2000
                                                                       -------------      --------------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                               $  366,207         $  265,245
    Accounts receivable (net)                                             562,488            155,017
    Inventory                                                             173,442             95,339
                                                                       -----------        -----------

             Total current assets                                       1,102,137            515,601
                                                                       -----------        -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                             416,864            382,609
    Leasehold improvements                                                 20,261             20,261
                                                                       -----------        -----------
                                                                          437,125            402,870
        Less accumulated depreciation                                     113,387             79,814
                                                                       -----------        -----------

             Net value of property and equipment                          323,738            323,056
                                                                       -----------        -----------

OTHER ASSETS:
   Goodwill                                                               809,531            894,383
    Investments                                                            28,000             28,000
    Due from affiliated entity                                            105,552            105,552
    Due from stockholders                                                  79,099             20,000
    Deposits                                                                3,332                832
                                                                       -----------        -----------

             Total other assets                                         1,025,514          1,048,767
                                                                       -----------        -----------

             TOTAL ASSETS                                              $2,451,389         $1,887,424
                                                                       ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $  393,170         $  401,247
    Note payable bank                                                       6,720             42,083
    Notes payable                                                         110,000            110,000
    Accrued interest payable                                               30,250             22,000
    Other accrued liabilities                                               1,490             31,951
    Due to stockholder                                                        -                2,090
                                                                       -----------        -----------

                  Total current liabilities                               541,630            609,371
                                                                       -----------        -----------

STOCKHOLDERS? EQUITY:
    Common stock par value $0.001
      50,000,000 shares authorized,







      14,305,000 shares issued and outstanding                             14,305               -
      11,481,031 shares issued and outstanding                                -               11,481
    Additional paid-in capital                                          8,875,678          7,364,502
    Accumulated deficit                                                (6,980,224)        (6,097,930)
                                                                       -----------        -----------

                  Total stockholders? equity                            1,909,759          1,278,053
                                                                       -----------        -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                       $2,451,389        $1,,887,424
                                                                       ===========       ============



See accompanying notes.





                               VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                         Nine months Ended
                                                            ------------------                         -----------------
                                                      September 30,      September 30,          September 30,       September 30,
                                                           2001               2000                   2001                2000
                                                     --------------      -------------          -------------       -------------


REVENUE:
         Sales of security systems                   $  312,353          $  31,719              $  744,842          $  146,979
         Sales of assembled electronic components          -                34,848                   9,512             261,080
                                                     --------------      -------------          -------------       ------------

              Total sales                               312,353             66,567                 754,354             408,059

              Cost of goods sold                        161,675             20,412                 360,575             211,168
                                                     --------------      -------------          -------------       ------------

GROSS PROFIT ON SALES                                   150,678             46,155                 393,779             196,891
                                                     --------------       ------------          -------------       ------------

OPERATING EXPENSES:
         Advertising and promotion                       31,168              1,283                  32,294              12,663
         Amortization                                    28,284             27,281                  84,852              81,843
         Depreciation                                    11,191             11,293                  33,573              33,404
         Dues and subscriptions                             885                495                   2,795               2,741
         Insurance                                       11,443              5,694                  28,138              13,174
         Interest                                         3,202              4,022                  11,800              15,570
         Investor relations                              22,525             15,488                  73,575              49,353
         Miscellaneous expense                              249             11,338                   9,741              13,777
         Office expenses                                 18,751             26,102                  82,208              92,311
         Professional fees                               75,362            110,757                 302,936             282,013
         Rent                                             7,779             26,746                  88,752              81,590
         Repairs and maintenance                            820              1,158                   8,560               8,165
         Research and development                          -                34,538                    -                143,840
         Salaries and benefits                          116,961            137,103                 422,178             420,032
         Sales promotions                                11,618             25,796                  35,723              74,050
         Taxes - other                                     -                   362                   9,151               4,667
              Travel                                     11,618              4,882                  35,723              34,412
         Utilities                                        2,348              4,875                  14,074              12,659
                                                     --------------       -----------          -------------       ------------

                  Total operating expenses              354,204            449,213              1,276, 073           1,376,264
                                                     --------------       -----------          -------------       ------------

NET LOSS FOR THE PERIODS                             $( 203,526)         $(403,058)            $ ( 882,294)         $(1,179,373)
                                                     ==============      ============          =============       ============


LOSS PER SHARE:

     Basic                                           $    (0.02)         $   (0.05)            $   (0.07)          $     (0.15)
                                                     ==============      ============          =============       ==============

     Diluted                                         $    (0.02)         $   (0.05)            $   (0.07)          $     (0.15)
                                                     ==============      ============          =============       ==============

                                       2

See accompanying notes.




                                VIEW SYSTEMS, INC

                             See Accompanying Notes
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY
              FOR THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2001


                                                              Additional                                     Total
                                             Common            Paid-In             Accumulated             Stockholders'
                                              Stock             Capital              Deficit                  Equity
                                            ---------         --------------    ------------------        ---------------
 Balances at January 1, 2000                $  7,167          $  5,334,342      $( 3,893,648)             $  1,447,861

    Sale of common stock                       1,285               863,991              -                      865,276


    Stock options  exercised                     100                   978              -                        1,078

    Net loss for the nine months
      ended September  30, 2000                 -                     -          ( 1,179,373)              ( 1,179,373)
                                            ----------         --------------    -------------------       --------------
Balances at September 30, 2000 (Unaudited)     8,552             6,199,311       ( 5,073,021)                1,134,842

    Sale of common stock                       1,446               583,044              -                      584,490

    Stock options exercised                      100                   978              -                        1,078

    Issuance of common stock
      (employee and other compensation)        1,383               581,169              -                      582,552

    Net loss for the period of October 1, 2000
      to December 31, 2000                      -                     -          ( 1,024,909)              ( 1,024,909)
                                            -----------        --------------    ------------------        -------------

Balances at December 31, 2000                 11,481             7,364,502       ( 6,097,930)                1,278,053

    Sale of common stock                       2,764             1,486,236              -                    1,489,000

    Issuance of common stock
          for services                            60                24,940              -                       25,000

    Net loss for the nine months
        ended September 30, 2001                -                     -          (   882,294)              (   882,294)
                                            -----------        --------------    ------------------        -------------

Balances at September 30, 2001 (Unaudited)  $ 14,305           $ 8,875,678      $( 6,980,224)             $  1,909,759
                                            ===========        ===========       ==================       ==============

                                       3

                              VIEW SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED


                                                                       September 30,          September 30,
                                                                            2001                  2000
                                                                       -------------        --------------
                                                                         (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(  882,294)          $( 1,179,373)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                       118,425               115,247
       Stock issued for services                                            25,000                  -
       Changes in operating assets and liabilities:
         Accounts receivable                                            (  407,471)               51,051
         Inventory                                                      (   78,103)           (   76,839)
         Deposit                                                        (    2,500)           (    1,653)
         Accounts payable                                               (    8,077)              162,489
         Accrued interest                                                    8,250                 8,250
         Other accrued liabilities                                      (   30,461)               19,910
                                                                       -------------        --------------

         Net cash used in operating activities                          ( 1,257,231)          (  900,918)
                                                                       -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                            (    34,255)          (   34,972)
          Funds advanced to affiliated entities                                -              (   12,443)
                                                                       -------------        --------------

        Net cash used in investing activities                           (    34,255)          (   47,415)
                                                                       -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Funds advanced (to) from shareholders                          (    61,189)              60,038
         Repayment of note payable - bank                             (    35,363)          (   23,166)
         Proceeds from sales of stock                                    1, 489,000              866,354
                                                                       -------------        --------------

       Net cash provided by financing activities                          1,392,448              903,226
                                                                       -------------        --------------

NET INCREASE/(DECREASE) IN CASH                                             100,962           (   45,107)

CASH AT BEGINNING OF PERIOD                                                 265,245               89,150
                                                                       -------------        --------------

CASH AT END OF PERIOD                                                 $     366,207         $     44,043
                                                                      ==============        ==============


                               VIEW SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Nature of Operations
              --------------------

          View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. Operations, from formation to September 30, 1999, have been devoted primarily to raising capital, developing the technology, promotion, and administrative function.

              Basis of Consolidation
              ----------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Real View Systems, Inc. ("Real
View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. (?ETMC?). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   Equipment                                   5-7 years
                   Software tools                                3 years



                               VIEW SYSTEMS, INC.

          Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the nine months ended September 30, 2001 and 2000 amounted to $33,573 and $33,404 respectively.

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

              Advertising
              -----------

          Advertising costs are charged to operations as incurred. Advertising costs for the nine months ended September 30, 2001 and 2000 were $32,294 and $12,668, respectively.

              Nonmonetary Transactions
              ------------------------

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

                               VIEW SYSTEMS, INC.


              Net Loss Per Common Share
              -------------------------

          Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the nine months ended September 30, 2001 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

              Segment Reporting
              -----------------

          The company has determined that it does not have any separately reportable operating segments as of September 30, 2001.

2.  FINANCIAL CONDITION

          Since its inception, the Company has incurred significant losses and as of September 30, 2001 had an accumulated deficit of $7.0 million. The tragic events of September 11, 2001 have, however, generated an increased interest in the Company's products and services. While the Company believes that it will incur operating losses in the near term, it is anticipated that increased sales resulting from the heightened interest in security products will have a significantly positive effect on the Company's earnings. However, there can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. The Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through September 30, 2002.

3.  NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. SFAS No. 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

          The Company is required to adopt the provision of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Further more, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of SFAS No. 142.

          SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values for all intangible assets acquired in purchase business combinations, and make any necessary changes to the amortization period by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company is assessing the effects of the adoption of these standards and these potential effects cannot be determined at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


          The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In addition to historical information, this Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations. The Company's actual results could differ materially from management's expectations.

          In the first several years of operation since September 1998, we have devoted most of our resources to the research and development of digital video surveillance and security products. We have generated limited revenues from our security products to date, but are rapidly expanding our sales and distribution network. During the last year we have working on delivering new products to market and enhancing and upgrading our product line. Until we more fully develop our sales and distribution network, we expect our operating losses to continue. Although our revenue from contract manufacturing services has decreased significantly, we still provide contract manufacturing services, and remain ready to take advantage of potential increases in this market. ETMC had provided such services for more than 15 years and had an established customer base. While we have continued the contract manufacturing business line, we have increased ETMC's manufacturing capacity to permit production of our products.

          The tragic events of September 11, 2001 generated a larger than normal interest in our products and services. This trend has continued and inquiries have increased proportionately. On-line and web site inquires more than quadrupled and phone inquires more than tripled since September 11, 2001. We have added two more inbound telephone lines and are staffing to meet the increased demand. We have $2,800,000 of purchase orders, some which are backed by letters of credit.

Nine months Ended September 30, 2001 Compared With the Nine months Ended September 30, 2000

Revenue

          For the nine months ended September 30, 2001, revenues from sales of our products increased $597,863 or 407% to $744,842 from $146,979 in the same period last year, and revenues from sales of our services decreased $251,568 or 96% to $9,512 from $261,080 in the same period last year. Of the $754,354 in total revenue during the nine month period ended September 30, 2001, $744,842 or 99% was derived from sales of systems and $9,512 or 1% from sales of contract manufacturing services. While the percentage of revenues generated from sales of our contract manufacturing services has decreased significantly, we will continue to provide contract manufacturing services, and remain ready to take advantage of potential increases in this market.

Gross Profit

          Gross profit on sales for the nine months ended September 30, 2001, increased $196,888 or 100%, to $393,779 compared with $196,891 in the same period last year. Gross profit margin for the nine months ended September 30, 2001, was 52% compared with 48% in the same period last year. Because of low net sales we achieved in the period last year ended September 30, 2000, we do not believe gross profit margin comparisons are meaningful at this state of our operations.

Operating Expenses

          Operating expenses for the nine months ended September 30, 2001, decreased to $1,276,073 from $1,376,264 for the comparable period in 2000. The decrease is principally due to decreased expenditures in sales promotions.

          As a result of the foregoing, net loss was $(882,294) for the nine months ended September 30, 2001, compared to a net loss of $(1,179,373) for the nine months ended September 30, 2000. The basic and fully diluted loss per share is $.02 for the 3rd quarter 2001, compared to $.05 for the same period last year. The basic and fully diluted loss per share for the nine months ended September 30, 2001 is $.07 compared to $.15 for the same period last year.

Costs and Expenses

          Costs of Products and Services Sold. The cost of products and services sold was $360,575 for the nine months ended September 30, 2001 and represents 48% of revenue for the period, compared to $211,168 for the nine months ended September 30, 2000 which represents 52% of revenues for that period. Because of our low sales volume in the same period last year, we do not consider the costs of goods sold in the same period last year to be a good measure of our true cost of goods sold. We anticipate that our profit margins on sales of security systems will exceed our profit margins on sales of services.

We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold is based on estimates of inventory used in products sold.

          Research and Development Expense. No expenditures were made on research and development for the nine months ended September 30, 2001, as compared with $143,840 in the same period last year.

          Salaries and Benefits. We spent $422,178 on salaries and benefits for the nine months ended September 30, 2001, as compared with $420,032 for the same period last year. Going forward, we plan to significantly increase our expenditures in salaries and benefits to address the additional staffing needed in the aftermath of the events of September 11.

          Net Operating Loss. We incurred $(882,294) of net operating losses for the nine-month period ended September 30, 2001, which may be used to offset taxable income in future years.

LIQUIDITY AND CAPITAL RESOURCES

          Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $8,276,259 since inception through the issuance of our common stock. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. As of September 30, 2001, we had total assets of $2,451,389 an increase of $563,965 over the December 31, 2000 balance of $1,887,424. Total liabilities were $541,630, at September 30, 2001, resulting in stockholders' equity of $1,909,759, an increase of $631,706 from the December 31, 2000 balance of $1,278,053.

          During the nine months ended September 30, 2001, our cash increased from $265,245 at December 31, 2000, to $366,207 at September 30, 2001. Net cash used in operating activities was $1,257,231 for the nine months ended September 30, 2001, including increases in accounts receivable of $407,471, increases in inventory of $78,103, and decreases in accounts payable of $8,077.

          Net cash generated from financing activities during the nine months ended September 30, 2001 was $1,392,448, consisting of proceeds received from sales of stock of $1,489,000, less $61,189 advanced to stockholders, less payments of $35,363 made on a promissory note to Columbia Bank with an outstanding principal balance of $6,720 at September 30, 2001.

          As a result of the foregoing, at September 30, 2001 we had working capital of $560,507, $562,488 of net trade accounts receivable, and $173,442 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of September 30, 2001 there were not material payment term extensions in effect.

          Our inventory balance at September 30, 2001, was estimated to be $173,442. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales frequently require a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, and the resulting materials purchases and inventory increases, will adversely affect liquidity in any material respect.

          Under our outstanding employment and consulting agreements, we are obligated to pay Gunther Than, President and CEO, $96,000 per year. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments over a three year period.

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


Plan Of Operation

          The amount of capital that we need to raise will depend upon many factors primarily including:

          - the rate of sales growth and market acceptance of our product lines;
          - the amount and time of expenditures to sufficiently market and promote our products; and
          -    the amount and timing of any accessory product introductions.

          We intend to use the cash raised from the private sale of shares and the exercise of warrants held by stockholders to the following:

          - bring our FaceView, PlateView and Access Control products to market;
          -    continue our product  development  efforts;
          - expand our sales, marketing and promotional activities for the SecureView line of products; and
          -    increase our sales and marketing and customer support staff.

          We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry.

          In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $2 million and $3 million to launch our expanded business operations in accordance with our current business plan.

RISK FACTORS AND CAUTIONARY STATEMENTS

          Statements within this Form 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statement, including, but not limited to, risks detailed in our other securities filings, including our Annual Report on form 10-KSB for the year ended December 31, 2000, and a registration statement, as amended, filed on Form SB-2

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS



          We are not aware of any material pending legal proceeding against us or our property.


ITEM 2. CHANGES IN SECURITIES

          There are no changes in securities other than such changes reported in our SB-2 filed on August 1, 2001, registration number 333-66482.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)      EXHIBITS:
         --------

3.1      (1)      Articles of Incorporation and all articles of amendment
3.2      (1)      By-laws
11.      (attached to report)    Statement re: Computation of Per Share Earnings

(1) Incorporated By Reference From Issuer's Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000


(B)      REPORTS ON FORM 8-K
         -------------------

          On July 16, 2001, the Company filed a Report on Form 8-K, under Item 5 of Form 8-K, announcing that the Company disputes the claim of beneficial ownership by Rubin Investment Group ("Rubin") set forth in its Schedule 13D filing on July 12, 2001, in which Rubin claimed a beneficial ownership of 2,235,000 shares that it may acquire upon the exercise of certain warrants.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                             View Systems, Inc.
                                                             Registrant



Date:  November 14, 2001                                      /s/ GUNTHER THAN
                                                              ----------------
                                                              GUNTHER THAN
                                                              PRESIDENT & CEO