Form 10KSB
period 2001-12-31
VIEW SYSTEMS INC
filed 2002-04-29
CIK 1075857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ___________ to __________

                       Commission file number: __________

                               View Systems, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

           Florida                                          59-2928366
---------------------------------------             ----------------------------
(State or Other Jurisdiction                  (I.R.S. Employer Identification No
of Incorporation or Organization)

3100 Wilso Drive, Baltimore, MD                                21223
---------------------------------------             ----------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (410) 646-3000
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes ___X___ No _______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the fiscal year ended December 31, 2001 was $1,391,929.

As of April 2, 2002, 28,439,620 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $10,522,659 based on the closing price of $.37 per share on that date.

                                     PART I

ITEM 1.  DESCRIPTION OF OUR BUSINESS

History

     We incorporated in Florida in January, 1989 but did not become active until September, 1998 when Gunther Than joined us as our president and we began development of our product line. In October 1998, we acquired Real View Systems, Inc. a company controlled by Gunther Than by which we acquired compression technology and computer equipment. In February 1999, we acquired Xyros Systems, Inc. by which we acquired remote monitoring and storage engineering, a highly qualified employee staff and computer hardware and software. In May, 1999, we acquired ETMC, a contract manufacturer of electronic hardware and assemblies with 15 years of manufacturing experience which business we have continued to date and whose facilities we use to manufacture our products. In March, 1999, we made our first sales of our security and surveillance products. The potential market for security and surveillance products and services throughout the world is huge and has been enhanced by digital technology. In December of 2001 we entered into a joint venture agreement with Milestone Technology to further develop and enhance their Concealed Weapons Detection technology. This joint venture enhances our product line and gives both companies a more comprehensive product.

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

     In addition to SecureView, our products include the following:

          o ViewStorage which is a competitively priced programmable VCR replacement device that records video output digitally for use with existing CCTV systems and which will not degrade as tapes do;
          o PlateView which is a license plate recognition system that uses optical character recognition technology to provide an additional means of identifying individuals in a surveillance area for commercial or law enforcement use;
          o FaceView which is a system for recognizing faces and comparing them to known individuals such as employees or wanted individuals which are being sought for;
          o WebView which is a low-priced retail product that allows a user to capture and view remotely camera output from a limited number of cameras via a connection to a server which in turn is connected to the world-wide web for use by a customer desiring a low cost way to monitor remote assets such as a home or boat;
          o SecureScan is a single, stand-alone, Concealed Weapons Detection Systems (CWD);
          o CWD systems that integrate into existing facilities with security systems;

          o    CWD systems that form the framework of a new security system;
          o    Services:
                    -    Calibration services using the FAA approved method,
                    - On site consulting/planning with customer architect and engineer,
                    -    Installation and technical support,
                    -    Training and "Train the Trainer" programs, and
                    -    Extended service agreements.

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

Industry Background

     The increased functionality that digital technology brings to CCTV systems has made this a dynamic and rapidly growing market. According to a report by J.
P. Freeman & Co., a privately held market research and consulting services company that focuses on the security and surveillance industries, the market size for CCTV systems was $1.3 billion for production and services revenues in 1998, which market was estimated to grow at a rate of 11-13% per year. The report forecast this double-digit growth in the total market between now and 2004, with a possibility of further growth acceleration as the residential and non-security commercial markets expand. According to the J. P. Freeman report, an estimated $556 million of the total market in 1998 was derived from services, such as installation and maintenance, which we do not provide. However, the report predicted that service revenues in this market would grow at a slower pace than the revenue growth of the product sector primarily because of the ability to integrate digital systems with other commercial and residential electronic systems.

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

     Our core strategy is to continue to build products and deliver services that are marketable while at the same time developing new products and applications to anticipate and meet the expanding needs of our customers. We are also attempting to create alliances with various specialty markets which require the use of security systems.

     SecureScan products will be distributed in two basic configurations, stand-alone units and integrated door systems. Stand-alone systems will be distributed by security industry leaders. Cross marketing arrangements are under discussion with InVision for distribution of SecureScan to the airline industry. Extensive participation at leading trade shows is planned. Marketing will be based upon education and technology pull. Technical presentations and meeting participation will also underscore priority-marketing strategies for SecureScan.

     Wide use of GSA contracting will help define public sector product deployment. DOE National Laboratories are a natural first launch. Extensive adoption in Washington D.C. buildings and Cabinet offices as well as the Executive Branch are also early planned targets.

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

     We have software licensing agreements for (i) compression software components, (ii) for facial recognition to possibly integrate into our proprietary software, and (iii) integration of commercially available operating systems software into our proprietary software for installation into our products.

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

SecureScan

     The SecureScan CWD technology involves sensing technology and data acquisition/analysis software subsystems. These technologies have patents pending or issued. Since the intellectual property was developed by the federal government under a grant from the NIJ, the patents belong to the government as well. This is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. This is also true for continuations and improvements to the CWD technology under the ongoing contract between DOE and NIJ. Milestone, as the licensee has rights to these improvements as well.

     SecureScan incorporates several important measurements to determine if there is a weapon, (A) where the weapon is located, (B) what kind of weapon it is, and (C) the identity of the person with the weapon. First, flux-gate magnetometers qualify the measurement of the weapon. Second, spatial analysis software calculates the exact location of the specific sensors involved in the measurement. Third, software calculated magnetic disturbance against the density of the material discovered. And fourth, high-resolution video grabs a frame of the spatial data with the picture of the actual person in the portal. All of this information is brought together on a video screen that displays the image of the person, the location of the weapon and variable-sized target, depending on the intensity of the magnetic signature. On the same display screen next to the video window is a graph that can depict the precise signal strength of the right and left sensor arrays. This is the only product capable of these integrated functions.

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

CareView & WebView

     Parents' rising concerns about the safety of their children at home with a baby sitter or nanny or in a day care center - as well as the treatment of a loved one in a nursing home - have created the need for a way of monitoring activities in these facilities. We are developing the CareView system as an option for the care facility. Users of the WebView system access the Internet to scan the day care center's web site and immediately view the video output produced by cameras installed at the care facility.

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

Competition

     Metal detectors that are widely used to detect weapons use active electromagnetic induction (EMI) to artificially create or transmit an ionizing field for metal objects to act upon. This energy is similar in nature to the controversial radiation surrounding the use of cellular phones, high-tension power lines, etc. Many of these systems create enough stray EMI to interact with medical implants and heart pacemaker devices. While the real effects of EMI are still being evaluated, many consumers are taking a conservative approach when EMI is concerned.

     SecureScan 2000 uses novel passive magnetic technology. This means special sensors are used to measure the earth's naturally occurring magnetic field. When an object of a specific mass passes through the sensors within the magnetic field, software calculates the difference between the magnetic field strength with the object inside the magnetic field and determines if the object is a weapon or not. Since the system uses no transmitters to produce EMI, stray energy that can cause false alarms does not exist.

     It is this absence of EMI energy that enables the SecureScan to safely integrate with other electrical and electronic systems. SecureScan is the only CWD system that can be placed directly next to or embedded into an automatic door for access control.

     The competitors of the SecureScan product are Ranger and Garrett, in the U.S. And the Italian Company, CEIA, who has the most sophisticated EMI product that, is priced approximately $8,000. Ranger has just recently provided detectors to some Los Angeles schools under a special contract for around $2,000 each. However, with the amount of body jewelry and body piercings on students, a metal detector is of little value when security personnel are looking for knives and, in particular, concealed razor blades. It is for this reason that the NIJ has purchased SecureScan systems to be installed in New York schools this year.

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

     Alliances exist with Lockheed Martin, through their Offset Program, as Lockheed developed the CWD technology while they were prime contractor with the Department of Energy. Milestone also has a Cooperative Research arrangement with DOE to receive technical assistance and further enhancements of the CWD technology through contractual relationships between DOE and NIJ. Discussions for inserting SecureScan into foreign markets for "Offset Debt" retirement include the remodeling of the Athens airport and products for the Athens Olympic games in 2004. Lockheed and Milestone are also actively exploring Russia and security for their "Nuclear City" where their nuclear weapons were built and are being dismantled.

Employees

     We employ 23 persons including three persons in part-time positions. We also employ four independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease 5,800 square feet of space used for engineering design and manufacturing in Baltimore, Maryland. The lease term commenced on April 1, 2001 and ends on April 30, 2006. During the term of the lease, the rent is $2,300 per month and we are not responsible for the property taxes.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Over-The-Counter Bulletin Board under the symbol "VYST." The high and low bids for the periods indicated, according to information from the National Quotation Bureau, were:

         2001                                        High              Low
                                                     ----              ---
         Quarter as of March 31, 2001                1.09              .47
         Quarter as of June 30, 2001                  .73              .41
         Quarter as of September 30, 2001             .90              .14
         Quarter as of December 31, 2001             1.21              .40

         2000                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 2000                4.19              2.06
         Quarter ended June 30, 2000                 3.19              1.13
         Quarter ended September 30, 2000            1.63               .44
         Quarter ended December 31, 2000              .87               .37

     As of April 12, 2002 we had 252 stockholders of record.

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 23, 2002 the company was received the conditional symbol "E" on the end of its trading symbol because of lateness in filing its Form 10-KSB for the fiscal year ending December 31, 2001. Upon filing of this report, the company expects to be reinstated.

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

Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect our ability to sell our common stock in the secondary market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes.

     Since start-up of operations in September 1998, we have devoted most of our resources to the development, sale and marketing of digital video surveillance and security products. We have generated limited revenues from our security products to date, but are rapidly expanding our sales and distribution network. At the same time we are working on delivering new products to market and enhancing and upgrading our product line. Until we more fully develop our product line and our sales and distribution network, we expect our operating losses to continue. We have provided contract manufacturing services since May, 1999, when we acquired ETMC. ETMC had provided such services for more than 15 years and had an established customer base. We have continued the contract manufacturing business line, while increasing ETMC's manufacturing capacity to permit production of our products. In December of 2001, we entered into a joint venture agreement with Milestone Technology to co-develop their Concealed
Weapons Detection portal. As part of the agreement we traded 500,000 of View Systems common stock for 6% of Milestone and rights to the concealed weapons detection technology.

Results Of Operations

Year Ended December 31, 2001, Compared To Year Ended December 31, 2000

Revenue

     In 2000, our revenues totaled $661,789 of which $319,376 were derived from sales of security systems and $342,413 from sales of contract manufacturing and test services. In 2001, our revenues totaled $1,391,929, or an increase of 112% over the prior year. The vast majority of our 2001 sales were international in nature.

     In 2001,  we  derived  the  preponderance  of our  revenues  from  sales of security systems and only an immaterial amount from sales of contract manufacturing and test services. This represents a major change from the prior year in which 52% of revenue derived from contract manufacturing and only 48% of revenue was derived from sales of security systems.

Gross Profit And Operating Expenses

     Gross profit on sales for the year ended December 31, 2000, was $225,479 compared to $819,572 for the year ended December 31, 2001, a 265% increase. Gross profit margin was 34% in 2000 and 59% in 2001.

     Operating expenses for the year ended December 31, 2000, were $2,429,761, compared with $2,756,856 in 2001. Approximately, $582,000 of our operating expenses in 2000 were attributable to the issuance of shares of our common stock as compensation and incentive, and as a means to attract and retain qualified personnel. As a result cash operating expenses in 2000 were only $1,847,761. Approximately $729,483 of our operating expenses in 2001 were attributable to the issuance of shares of our common stock as compensation resulting in cash expenses of $2,027,373 for that year.

         Net loss was $2,204,282 for 2000, or $.19 per share, compared to a net loss of $1,937,284 or $.12 per share for the year 2001. The reduction in net loss per share is mainly due to the increased number of shares outstanding.

Costs And Expenses

     Costs Of Goods Sold. The cost of products and services sold, consisting principally of the costs of hardware components and supplies, was $572,357 in 2001 as compared to $436,310 in 2000, and represented 41% of revenue in 2001 and 66% of revenue in 2000, a decrease of approximately 25%. As product sales in the future account for a larger percentage of overall sales, we expect that our costs of goods and services sold will increase as a percentage of total revenue and stabilize in the mid 70% range. Our profit margins on sales of security systems exceeds our profit margins on sales of services. We are currently working on engineering changes in our security products that we expect will further lower component costs for these products.

     Salaries And Benefits. We spent $794,166 in salaries and benefits in 2000. We organized and staffed up in 2000, converting many independent contractors to employees. In 2001, we spent $855,212 for salaries. We incurred expenses associated with issuing shares of our common stock to employees of $582,552 in 2000 and $438,044 in 2001. We believe these expenses were necessary in the past and will continue to be necessary in the future in order to attract qualified personnel and conserve cash during our early years of operation.

     Selling, Business Development, Travel And Entertainment. Selling, business development, travel and entertainment expenses were $227,175 in 2000 and $300,591 in 2001.

     Research And Development Expense. We spent $132,300 in 2000 on research and development and $26,734 in 2001. We expect to continue to fund new product development in 2002 at or above the dollar levels expended in 2001.

     Investor Relations Expenses. Investor relations expenses decreased from $392,136 in 2000 to $231,578 in 2001. Included in this expense category is the issuance of shares of our common stock to in 2001 to Columbia Financial Group, LLC in payment of their services in providing investor relations support.

     Professional Fees.  Professional fees increased from to $359,131 in 2000 to
$402,312  in  2001.  These  fees  include  attorneys,  accountants,   management
consultants and programming contractors.

Net Operating Loss

     We have accumulated an aggregate of approximately $8 million of net operating loss carry-forwards as of December 31, 2001, which may be offset against taxable income in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to their expiration in the year 2019. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit for these carry-forwards has been reported in the financial statements for the years ended December 31, 2000 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $9,978,497 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of December 31, 2001, we had total assets of $ 2,598,712, an increase of $711,288 over last year's $1,887,424. Total liabilities were $494,709, resulting in stockholders' equity of $2,104,003, an increase from last year's $1,278,053 of $825,950.

     During the year ended December 31, 2001, our cash decreased from $265,245 at December 31, 2000, to $73,344 at December 31, 2001. Net cash used in operating activities was $1,815,920 for the year ended December 31, 2001, including increases in accounts receivable of $783,213, decreases in inventory of $39,695, decreases in accounts payable of $55,590, decreases in payroll liabilities of $31,951 and increases in accrued interest of $11,000.

     Net cash generated from financing activities during the year ended December 31, 2001 was $1,658,780, consisting of proceeds received from the sale of stock of $1,765,000, less $70,189 advanced to stockholders, less payments made in the amount of $36,031 on a promissory note.

     As a result of the foregoing, as of December 31, 2001 we had positive net working capital of $572,509, including $938,230 of trade accounts receivable and $55,644 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of December 31, 2001, we have not granted material payment term extensions.

     Our inventory balance at December 31, 2001, was $55,644. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. However, the inventory at December 31, 2001 is based on a physical count and valuation of materials on hand. With expected increased product sales, we will need to make increased inventory expenditures. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

     Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year in salary and fees during calendar year 2002. If we terminate the employment of Mr. Than because of merger, acquisition or change in control, we will be obligated to pay him approximately $2,000,000 in severance payments.

     We believe that cash from operations and funds available will meet anticipated operating capital expenditure and debt service requirements for the next twelve months but that we will also be raising additional capital through equity sales or debt financing.

     We also have 3,850,000 outstanding warrants with various investors with an exercise prices of $0.20 to $0.70 per share. If the warrant holders exercise all of their warrants, at the stated exercise prices, we will receive $1,880,000, which we will use for additional working capital. Dependent on market conditions the warrant prices are sometimes renegotiated.

Plan Of Operation

     The amount of capital that we need to raise will depend upon many factors primarily including:

     o    the rate of sales growth and market acceptance of our product lines;
     o    the  amount  and  timing  of  necessary   research   and   development
          expenditures;
     o the amount and timing of expenditures to sufficiently market and promote our products; and
     o    the amount and timing of any accessory product introductions.

     We intend to use the cash raised from the private sale of shares and the exercise of warrants held by the Selling Stockholders to the following:

     o    bring SecureScan and SecureView products to market;
     o    continue our product development efforts;
     o expand our sales, marketing and promotional activities for the SecureView line of products; and
     o increase our engineering, production management, quality control, and customer support staff.

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

                          Index To Financial Statements
                                View Systems, Inc.
                                -----------------

                                                                        Page No.
                                                                        --------
Report of  Independent Auditors                                           F-1

Consolidated Balance Sheet at December 31, 2001                           F-2

Consolidated Statements of Operations for the
years ended December 31,  2001 and 2000                                   F-3

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2001 and 2000                            F-4

Consolidated Statements of Cash Flows for the
years ended December 31, 2001 and 2000                                    F-5

Notes to Consolidated Financial Statements                                F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our directors, executive officers and key employees, their respective ages and positions, and biographical information on them is set forth below.

Name                                   Age        Position Held
----                                   ---        -------------
Gunther Than                           53         President, CEO and Director since September 1998

Dr. Martin Maassen                     56         Director since May, 1999; Chairman of the Board since April 2000

Dr. Michael L. Bagnoli                 42         Director since May 1999, Secretary since July 2000

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of any securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, year-end reports on Form 5 for Gunther Than, Martin Maassen and Michael L. Bagnoli, were filed late and reports on Form 4 for each of Gunther Than, Martin Maassen and Michael L. Bagnoli were not filed.

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


-------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                          Long-Term Compensation
                                                                                           Awards                  Payouts
                                                                                  ------------------------- ------------------------
                                                                                                Securities
                                                                                                  Under-
                                                                    Other          Restricted      lying
                                                                   Annual           Stock        Options/    LTIP        All Other
             Name and         Year        Salary      Bonus      Compensation       Award(s)       SARs     Payouts     Compensation
        Principal Position                 ($)         ($)           ($)              ($)           (#)       ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------
          Gunther Than,       2000       $96,000                  $110,400(1)                                  --             0
        President and CEO   --------------------------------------------------------------------------------------------------------
                              2001       $96,000                  $110,400(1)                                  --             0
------------------------------------------------------------------------------------------------------------------------------------


(1) This amount represents 480,000 shares of our common stock valued at $.23 per share which was market value less a discount based on the trading restrictions on the date of issuance. The shares were granted to Mr. Than pursuant to his employment agreement.

Employment Agreements

     Mr. Than has an Executive Employment Agreement with us to serve as our President and Chief Executive Officer, effective June 1, 1999, without a term but terminable by either party on 60 days written notice. If the termination is without cause, Mr. Than would be entitled to a severance of three years base salary plus the bonus, if any, received in the year prior to termination. He is also entitled to compensation in the amount of $10,000 per month and an annual payment of 480,000 shares of our common stock. Mr. Than has a covenant not to compete with the Company or to solicit any employee or client of the Company for a period of one year after any termination of the Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table lists as of December 31, 2001, the beneficial ownership of our outstanding common stock by: our executive officer; each of our directors; and executive officer and directors as a group. Except as specified in the table below and in the following text, there is no person who presently owns beneficially 5% or more of our outstanding common stock.

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

Name of Beneficial Owner                            Shares            Percent
------------------------                            ------            -------
Gunther Than                                      2,262,714            11.2%
Martin J. Maassen                                   191,000                *
Michael Bagnoli                                      90,000                *
All Executive Officers and Directors as a Group   2,515,940            12.5%
(3 persons)
---------------------------------------
* Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions we engaged in during the past two years, or we propose to engage in, involving our executive officers, directors, 5% stockholders or immediate family members of those persons:

     We advanced non-interest bearing loans to Gunther Than, consisting of $96,2001 cash.

     See "Executive Compensation" for a description of options and warrants issued to Gunther Than.

ITEM 13. EXHIBITS, LISTS AND REPORTS OF FORM 8-K

    (a)  Exhibits

2.1 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1)
2.2 View Systems, Inc. Board of Directors Resolutions approving Acquisition Agreement and Plan of Reorganization With RealView Systems, Inc; Resolution of stockholders and Board of Directors of Real View Systems, Inc. approving Acquisition Agreement and Plan of Reorganization With Real View Systems, Inc. (1) View Systems, Inc. Acquisition Agreement and Plan of Reorganization with Xyros Systems, Inc. (1)
2.3 View Systems, Inc. Acquisition Agreement and Plan of Reorganization with ETMC(1)
2.4 Letter of Intent to Form Joint Venture Corporation Between NetServ Caribbean, Ltd. and View Systems, Inc. (1)
3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (1)
3.2      By-Laws of View Systems, Inc. (1)
5.1      Consent of Counsel Regarding Legality.
10.1     Form of Subscription  Agreement For 8/8/99 Rule 505 (Amended to Be Rule
         506) Offering and Terms of Offering Pages From Private Placement Memorandum, Dated August 8, 1999, Describing Rights of Subscribers. (1)
10.2 Form of Subscription Agreement For 11/11/99 Rule 506 Offering and Terms of Offering Pages From Private Placement Memorandum, Dated November 11, 1999, Describing Rights of Subscribers. (1)
10.3 Subscription Agreement Between View Systems, Inc. and Lawrence Seiler for 170,000 Shares, Granting Registration Rights to 100,000 Shares. (1)
10.4     Lock-Up Agreement With Lawrence Seiler.(1)
10.5     Subscription  Agreement  Between View Systems,  Inc. and Leokadia Than.
         (1)
10.6 Form of Subscription Agreement Between View Systems, Inc. and Jim Price and Tim Rieu. (1)

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

10.45 Agreement between View Systems, Inc. and Magnum Financial Services, Inc., dated February 27, 2000. (5)
10.46    View Systems, Inc. Employment Agreement with Keith Company. (5)
16.1 Letter From Katz, Abosch, Windesheim, Gershman & Freedman, P.A. to View Systems, Inc., dated April 11, 2000. (4)
21.1     Subsidiaries of Registrant. (1)
23.1     Consent of Davis, Sita & Company. (12)
23.2     Consent of Stegman & Company. (12)
23.3     Consent of Stegman & Company to  incorporation  by  reference  to other filings.*
99.1 Consulting Agreement with Columbia Financial Group, LLC Granting Warrants and Stock and Granting Piggyback Registration Rights. (1)
99.2     Consulting   Agreement   with  Tom  Cloutier   Granting   Warrants  and
         Registration Rights. (1)
99.3 Consulting Agreement with Guy Parr Granting Warrants and Registration Rights. (1)
99.4     Form of Stock Certificate. (1)
99.5     Consulting Agreement with Magnum Worldwide Investments, Ltd. (1)
99.6     Consulting Agreement with Mid-West First National, Inc. (10)
99.7     Consulting Agreement with Pacific First National, Corp. (10)
99.8     Consulting Agreement with Columbia Financial Group, LLC (10)
99.9     Consulting Agreement with John Clayton (10)
99.10    Consulting Agreement with Magnum Financial Group, LLC (10)
99.11    Letter to Rubin  Investment  Group dated March  canceling  its warrants
         (11)
------------------------------------------
(1) Incorporated By Reference from Registrant's Registration Statement on Form SB-2 Filed With the Commission On January 11, 2000
(2) Incorporated By Reference From Registrant's Report on Form 8K, dated February 19, 2000.
(3) Incorporated By Reference From Registrant's Report on Form 10KSB, Dated March 30, 2000.
(4) Incorporated By Reference From Registrant's Report on Form 8K, Dated April 13, 2000.
(5) Incorporated By Reference From Registrant's Statement on Form SB-2/A, Dated April 27, 2000.
(6)      Incorporated  By Reference  From  Registrant's  Form 10 QSB,  Dated May
         15,2000.
(7) Incorporated by Reference to Registrant's Registration Statement on Form SB-2/A, dated June 7, 2000.
(8)      Incorporated By Reference to Registrant's Definitive Proxy Statement On
         Schedule 14A, dated May 3, 2000.
(9) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated July 20, 2000.
(10) Incorporated by reference to Registrant's Statement on Form SB 2, dated February 12, 2001.
(11) Incorporated by reference to Registrant's Statement on Form SB 2/A, dated March 28, 2001.
(12) Incorporated by reference to Registrant's Statement on Form S-8, dated February 6, 2002.

*attached to Form 10-KSB

         (b) Reports On Form 8-K

         8-K filed in connection w/late filing
         8-k filed in connection with Rubin Investment Group

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        View Systems, Inc.


Date:  April 26, 2002              By: /s/ Gunther Than
                                       -----------------------------------------
                                           Gunther Than,
                                           President and Chief Executive Offices



                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gunther Than                                     April 26, 2002
--------------------------------------
Gunther Than,
President and Chief Executive Offices



/s/ Martin Maassen                                   April 26, 2002
--------------------------------------
Martin Maassen,
Chairman of the Board



/s/ Michael Bagnoli                                  April 26, 2002
--------------------------------------
Michael Bagnoli,
Director and Secretary

To the Board of Directors
  and Stockholders
View Systems, Inc.
Baltimore, Maryland


         We have audited the accompanying consolidated balance sheet of View Systems, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                           Stegman & Company



Baltimore, Maryland
April 5, 2002

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                     ASSETS
CURRENT ASSETS:
 Cash                                                               $    73,344
 Accounts receivable (net of allowance for
     uncollectible accounts of $288,498)                                938,230
 Inventory                                                               55,644
                                                                    -----------
           Total current assets                                       1,067,218
                                                                    -----------

 PROPERTY AND EQUIPMENT:
     Equipment                                                          332,967
     Leasehold improvements                                               3,000
     Software tools                                                      34,571
     Vehicles                                                            46,832
                                                                    -----------
           Total property and equipment                                 417,370
       Less accumulated depreciation                                    138,307
                                                                    -----------
           Net value of property and equipment                          279,063
                                                                    -----------

   OTHER ASSETS:
     Goodwill                                                           781,248
     Investments                                                        275,000
     Due from affiliated entity                                         105,552
     Due from stockholders                                               88,099
     Deposits                                                             2,532
                                                                    -----------
   Total other assets                                                 1,252,431
                                                                    -----------
TOTAL ASSETS                                                        $ 2,598,712
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                           $   345,657
         Note payable - bank                                              6,052
         Accrued interest                                                33,000
         Note payable - other                                           110,000
                                                                    -----------
Total current liabilities                                               494,709
                                                                    -----------

STOCKHOLDERS' EQUITY:
         Common stock - par value $.001, 50,000,000 shares
           authorized, issued and outstanding - 20,193,031               20,193
         Additional paid-in capital                                  10,119,024
   Accumulated deficit                                               (8,035,214)
                                                                    -----------
Total stockholders' equity                                            2,104,003
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,598,712
                                                                    ===========

See accompanying notes.

                                                                VIEW SYSTEMS, INC.
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001                      2000
                                                                                ------------             -------------

   REVENUE:
     Sales of security systems                                                    $ 1,391,929              $    342,413
     Sales of contract assembly services                                               -                        319,376
                                                                                -------------              ------------
     Total Sales                                                                    1,391,929                   661,789

     Cost of goods sold                                                               572,357                   436,310
                                                                                  -----------              ------------

   GROSS PROFIT ON SALES                                                              819,572                   225,479
                                                                                  -----------              ------------

   OPERATING EXPENSES:
     Advertising and promotion                                                         46,671                    20,931
     Amortization of goodwill                                                         113,135                   113,135
     Bad debts                                                                        226,111                    14,010
     Business development expense                                                     269,540                   133,393
     Contributions                                                                        -                      10,347
     Depreciation                                                                      60,755                    44,765
     Directors' fees                                                                  111,316                       -
     Dues and subscriptions                                                             5,045                     2,573
     Employee compensation and benefits                                               855,212                   794,166
     Insurance                                                                         29,328                    21,088
     Interest                                                                          17,421                    23,338
     Investment loss                                                                   28,000                       -
     Investor relations                                                               231,578                   392,136
     Loss from abandoned leasehold                                                     17,999                       -
     Miscellaneous expense                                                             10,692                    13,692
     Office expenses                                                                   96,992                    94,846
     Professional fees                                                                402,312                   359,131
     Rent                                                                             102,611                   121,951
     Repairs and maintenance                                                           14,243                     9,148
     Research and development                                                          26,734                   132,300
     Taxes (other than income)                                                          9,151                     5,249
     Telephone                                                                         32,953                    35,807
     Travel                                                                            31,051                    72,851
     Utilities                                                                         18,006                    14,904
                                                                                  -----------              ------------

   Total operating expenses                                                         2,756,856                 2,429,761
                                                                                  -----------              ------------

NET LOSS                                                                          $(1,937,284)             $ (2,204,282)
                                                                                  ===========              ============

LOSS PER SHARE:
     Basic                                                                          $(0.12)                    $(0.19)
                                                                                    ======                     ======

     Diluted                                                                        $(0.12)                    $(0.19)
                                                                                    ======                     ======


See accompanying notes.

                                                               VIEW SYSTEMS, INC.
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000






                                                                        Additional                              Total
                                                        Common           Paid-in        Accumulated        Stockholders'
                                                         Stock           Capital          Deficit             Equity
                                                      -----------     -------------   ---------------    ----------------



Balances at January 1, 2000                              $ 7,167        $5,334,342       $(3,893,648)      $ 1,447,861
    Sales of common stock                                  2,843         1,448,097            -              1,450,940
    Stock options exercised                                   88               894            -                    982
    Issuance of common stock (employee
         and other compensation)                           1,383           581,169            -                582,552
    Net loss for the year ended
         December 31, 2000                                -                 -             (2,204,282)       (2,204,282)
                                                        --------       -----------       -----------       -----------

Balances at December 31, 2001                             11,481         7,364,502        (6,097,930)        1,278,053

    Sales of common stock                                  5,500         1,759,500            -              1,765,000
    Issuance of common stock (employee
         and other compensation)                           2,712           720,522            -                723,234
    Issuance of common stock in
         exchange for minority interest in
         Milestone Technology, Inc.                          500           274,500            -                275,000
    Net loss for the year ended
         December 31, 2001                                -                  -            (1,937,284)       (1,937,284)
                                                        --------       -----------       -----------       -----------

Balances at December 31, 2001                            $20,193       $10,119,024       $(8,035,214)      $ 2,104,003
                                                        ========       ===========       ===========       ===========





See accompanying notes.


                                                           VIEW SYSTEMS, INC.
                                                       STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                   2001                   2000
                                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     (1,937,284)          $(2,204,282)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Bad debt expense                                                              226,111                14,010
     Depreciation and amortization                                                 173,890               157,900
     Loss from abandoned leasehold                                                  17,999                -
     Investment loss                                                                28,000                -
     Employee and other compensation paid through
      the issuance of common stock                                                 723,234               582,552
   Changes in operating assets and liabilities:
     Accounts receivable                                                        (1,009,324)              (75,749)
     Inventory                                                                      39,695                45,874
     Other assets (1,700)                                                            6,175
     Accounts payable                                                              (55,590)              227,141
     Accrued interest                                                               11,000                11,000
     Payroll taxes payable                                                         (31,951)               12,788
                                                                                ----------           -----------

          Net cash used in operating activities                                 (1,815,920)           (1,222,591)
                                                                                ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (34,761)              (67,479)
   Funds advanced to affiliated entities                                            -                    (14,562)
                                                                                ----------           -----------

          Net cash used in investing activities                                    (34,761)              (82,041)
                                                                                ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from/(repayment of) loans provided by stockholders                     (70,189)               56,452
   Repayment of note payable - bank                                                (36,031)              (27,647)
   Proceeds from sales of stock                                                  1,765,000             1,451,922
                                                                                ----------           -----------

       Net cash provided by financing activities                                 1,658,780             1,480,727
                                                                                ----------           -----------

NET (DECREASE) INCREASE IN CASH                                                   (191,901)              176,095

CASH AT BEGINNING OF YEAR                                                          265,245                89,150
                                                                                ----------           -----------

CASH AT END OF YEAR                                                                 73,344           $   265,245
                                                                                ==========           ===========




                                                            VIEW SYSTEMS, INC.
                                                          STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

(Continued)

                                                                                  2001                 2000
                                                                                ---------             ------


Schedule of noncash investing and financing transactions:

    Common stock issued to effect purchase of minority
      interest in Milestone Technology, Inc.                                      $275,000           $    -
                                                                                  ========           =======


Cash paid during the period for:

   Interest                                                                        $ 6,421           $12,338
                                                                                   =========================

   Taxes                                                                             $ -             $   -
                                                                                     =====           =======





See accompanying notes.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations
      --------------------

         View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities utilizing the compression and decompression of digital inputs.

      Basis of Consolidation
      ----------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Real View Systems, Inc. ("Real
View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates
      ----------------

         Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates that were used.

      Revenue Recognition
      -------------------

         The Company recognizes revenue when the product has been shipped, the price of the product is fixed or determinable and collectibility is reasonably assured.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter for the year ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's financial position or results of operation.

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

                 Equipment                               5 - 7 years
                 Software tools                              3 years

         Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $60,755 and $44,765, respectively.

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

      Advertising
      -----------

         Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2001 and 2000 were $46,671 and $20,931, respectively.

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

      Net Loss Per Common Share
      -------------------------

         Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2001 and 2000 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2.  FINANCIAL CONDITION

         Since its inception, the Company has incurred significant losses from operations and as of December 31, 2001 had an accumulated deficit of $8,035,214. For the year ended December 31, 2001 the Company's net loss from operations was approximately $1.9 million. The company expects operational losses to continue at least through the year ended December 31, 2002. These losses have been funded through equity transactions consisting of common stock sales and the exercise of warrants.

         In order to fund its operations through December 31, 2002 the Company intends to

             o    Call contractually due warrants.

             o Develop increased sales revenue through its existing customer base and through its acquisition of Milestone Technology, Inc.

             o Use temporary funding from executive management and board members.

         It is management's belief that cash available through these sources will be sufficient to fund operations through December 31, 2002.

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS Nos. 141 and 142 were adopted by the Company as required effective July 1, 2001, and January 1, 2001, respectively. The adoption of SFAS No. 141 had no effect on the financial position or results of operations of the company as previously reported. Application of the nonamortization provisions of SFAS No. 142 is expected to reduce non-cash expenses by approximately $113,000 in 2002 as compared to 2001.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sales, while also resolving significant implementation issues associated with SFAS No.
121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.

4.  INVENTORY

           Inventories at December 31, 2001 consisted of the following:

                Work in process                   $17,790
                Raw materials                      37,854
                                                  -------
                                                  $55,644

5.  GOODWILL

         Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over ten years. Effective January 1, 2002, goodwill will no longer be amortized but rather tested for impairment under the provisions of SFAS No. 142.

6.  INVESTMENTS

         During 2001 the company purchased a 6% interest in Milestone Technology, Inc. for 500,000 shares of common stock which on the date of the purchase was selling for $0.55 per share. The investment is reflected on the financial statements at its cost which was $275,000. Milestone Technology, Inc. is engaged in the business of developing and selling weapons detection systems. Subsequent to December 31, 2001 the Company purchased the remaining 94% of Milestone for an additional 3,300,000 shares of the company's common stock.

         The Company also owns approximately 14% of the common stock of a privately held entity known as MediaComm Broadcasting Systems, Inc. As of December 31, 2001 the Company determined that its investment had little or no value. Accordingly, the Company has reflected its original investment of $28,000 as a loss on the accompanying financial statements.

7.  DUE FROM AFFILIATED ENTITY

         The Company has advanced non-interest bearing funds of $105,552 as of December 31, 2001 to a related corporation, View Technologies, Inc. which is controlled by the Chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transaction throughout the year to provide working capital to one another when necessary.

8.  DUE FROM OFFICERS

         The Company has advanced non-interest bearing funds to its corporate officers in the amount of $88,099 as of December 31, 2001. There are no repayment terms associated with this advance.

9.  NOTE PAYABLE - BANK

         One of the Company's subsidiaries has a note payable with a bank having an outstanding balance of $6,052 as of December 31, 2001. The note bears interest equivalent to the prime rate plus 2% per annum payable monthly and is personally guaranteed by three stockholders and former officers of the Company. The Company is obligated to make monthly principal payments of $5,000.

10. NOTE PAYABLE - OTHERS

         In connection with the acquisition of Xyros, the Company assumed liabilities evidenced by notes payable to the stockholders of Xyros. The notes carry an annual interest rate of 10% with interest paid monthly. The notes were due December 31, 1999, but the Company has negotiated to repay the loans as cash flow permits.

11. INCOME TAXES

         The components of the net deferred tax asset and liability as of December 31, 2001 are as follows:

            Effect of net operating loss carryforward             $ 2,760,000
            Less valuation allowance                               (2,760,000)
                                                                  -----------
            Net deferred tax asset (liability)                    $       -
                                                                  ===========

12. OPERATING LEASE

         The Company is leasing office and warehouse space under an operating lease for a term of five years beginning in May of 2001. Minimum future rental payments under a non-cancelable operating lease having remaining terms in excess of one year as of December 31, 2001 for each of the next five years and in the aggregate are as follows:

               Year ending December 31
                      2001                                    $ 18,000
                      2002                                      27,540
                      2003                                      28,366
                      2004                                      29,217
                      2005                                      30,094
                      2006                                      10,130
                                                              --------

               Total minimum future rental payments           $143,347
                                                              ========

13. STOCK-BASED COMPENSATION

         During the years ended December 31, 2001 the Company granted restricted stock, incentive stock options, non-qualified stock options, and warrants to employees, officers, and independent contractors and consultants.

         Restricted Stock Grants
         -----------------------

              The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers, and directors at the discretion of the Board of Directors. During 2001 and 2000 the Company issued the following shares under this Plan and additional shares at the direction of the Board of Directors:



                                                            2001                                        2000
                                           ---------------------------------          -------------------------------
                                            Number              Expense                 Number           Expense
                                           of Shares          Recognized               of Shares       Recognized
                                           ---------          ----------               ---------       ----------

Officers and employees                     1,607,500            $438,044                580,000          $244,310
Independent contractors
   and consultants                         1,104,500             285,190                803,000           338,242
                                           ---------            --------             ----------          --------

                                           2,712,000            $723,234              1,383,000          $582,552
                                           =========            ========              =========          ========


              Officers' and employees' compensation was based on the fair market value of the common stock issued on the date of the grant less a discount of 10% due to the restricted nature of the grant. Independent contractors and consultants expense of was based on the estimated value of services rendered.

         Stock Options and Warrants
         --------------------------

              The Company adopted the 1999 Stock Option Plan during the year ended December 31, 1999. The Plan reserves 4,500,000 shares of the Company's unissued common stock for options. Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of grant.

              A summary of the Company's stock option activity and related information for the year ended December 31, 2001 is as follows:


                                                                                    2001
                                              -------------------------------------------------------------------
                                                 Common                  Weighted
                                                  Stock                   Average                  Range of
                                                Options                Exercise Price          Exercise Prices
                                                -------                --------------          ---------------

     Outstanding at beginning of year            107,690                    $1.63               $0.01 - $2.07

       Granted                                      -                          -                      -
       Exercised                                    -                          -                      -
       Expired/cancelled                            -                          -                      -
                                                 -------

     Outstanding at end of year                  107,690                    $1.63               $0.01 - $2.07
                                                 =======                    =====               =============

                                                                                     2000
                                              -------------------------------------------------------------------
                                                 Common                  Weighted
                                                  Stock                   Average                  Range of
                                                Options                Exercise Price          Exercise Prices
                                                -------                --------------          ---------------


     Outstanding at beginning of year            504,860                    $1.56               $0.01 - $2.07

       Granted                                      -                          -                      -
       Exercised                                 (87,250)                     .01                         .01
       Expired/cancelled                        (309,920)                    2.00                        2.00
                                                --------

     Outstanding at end of year                  107,690                     $1.56              $0.01 - $2.07
                                                 =======                     =====              =============

     The Company has issued warrants to purchase the Company's stock as follows:


                                                                                   2001
                                              -------------------------------------------------------------------
                                                 Common                  Weighted
                                                  Stock                   Average                  Range of
                                                Options                Exercise Price          Exercise Prices
                                                -------                --------------          ---------------

     Outstanding at beginning of year          2,989,000                     $1.97              $0.01 - $2.07

       Granted                                 8,250,000                       .48                .20 -  .70
       Exercised                               4,600,000)                      .32                .20 -  .40
       Expired/cancelled                      (2,789,000)                      -                      -
                                              ----------

     Outstanding at end of year                3,850,000                     $ .49               $.20 - $.70
                                               =========                     =====               ===========



                                                                                   2001
                                              -------------------------------------------------------------------
                                                 Common                  Weighted
                                                  Stock                   Average                  Range of
                                                Options                Exercise Price          Exercise Prices
                                                -------                --------------          ---------------

            Outstanding at beginning of year     454,000                     $2.00                      $2.00

             Granted                           3,200,000                      1.85              $0.50 - $2.25
             Exercised                          (665,000)                      .50                        .50
             Expired/cancelled                      -                          -                      -
                                               ---------

           Outstanding at end of year          2,989,000                     $1.97              $1.25 - $2.25
                                               =========                     =====              =============


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. There were no stock options granted during the year ended December 31, 2001.

14.  CONCENTRATION OF CREDIT RISK

         The Company maintains a checking account in a commercial bank. Cash in this checking account at times exceeded $100,000. The checking account is insured by the Federal Deposit Insurance Corporation up to $100,000.

15.  SUBSEQUENT EVENT

         As discussed in Note 7 to the financial statements, the Company purchased 100% of the common stock of Milestone Technology, Inc. effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company's common stock. In March 2002 the Company acquired the remaining 94% of Milestone for 3,300,000 shares of the Company's common stock. Based on the then market value of the Company's common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

         Milestone Technology, Inc. is a developer of concealed weapons detections systems. Its primary product is a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size and numbers of concealed weapons. Prior to its acquisition, Milestone Technology, Inc. was considered to be a development stage enterprise.

         Summarized unaudited financial statements for Milestone Technology, Inc. as of and for the year ended December 31, 2001 are as follows:

                            Balance Sheet (Unaudited)
                             As of December 31, 2001

                                     Assets

           Current assets                                             399,232
           Fixed assets                                                 3,810
           Licenses and patents                                     1,000,000
                                                                   ----------

                Total assets                                       $1,403,042
                                                                   ==========

                      Liabilities and Stockholders' Equity

           Notes payable - current                                 $  620,000
           Other current liabilities                                  183,000
           Notes payable - long-term                                  184,000
                                                                   ----------

                Total liabilities                                     987,000

           Stockholders' equity                                       416,042
                                                                   ----------

                Total liabilities and stockholders' equity         $1,403,042
                                                                   ==========

                       Statement of Operations (Unaudited)
                      For the Year Ended December 31, 2001

           Revenue                                                  $  24,290
                                                                    ---------

           Expenses:
             Product development                                      328,318
             Operating expenses                                       158,775
                                                                     --------

                Total expenses                                        487,093
                                                                     --------

                Net loss for the year                               $(462,803)
                                                                    =========