Form 10QSB
period 2002-03-31
VIEW SYSTEMS INC
filed 2002-05-15
CIK 1075857

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-30178
                                                -------

                                VIEW SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                   Florida                         59-2928366
                   -------                         -----------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)             identification No.)

     825 W KENYON AVENUE, SUITE 15, ENGLEWOOD, CO                   80110
     --------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

        Registrant's Telephone number, including area code:  (303)295-7200

   --------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
        Class of Common Stock                        March 31, 2002
        ---------------------                        ---------------
           $.001 par value                           25,233,031 shares

         Transitional Small Business Disclosure Format Yes [ ]  No [X]

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               VIEW SYSTEMS, INC.
                               ------------------
                                      Index


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet ..................................3
            Consolidated Statement of Operations.........................5
            Consolidated Statement of Stockholder's Equity...............6
            Statement of Cash Flows......................................7
            Notes to Consolidated Financial Statements...................8

Item 2. Management Discussion and Analysis..............................12


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...........................................16
Item 2.     Changes in Securities and Use of Proceeds...................16
Item 3.     Defaults Upon Senior Securities.............................16
Item 4.     Submission of Matters to a Vote of Security Holders.........16
Item 5.     Other Information...........................................16
Item 6.     Exhibits and Reports on Form 8-K............................16


SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,     December 31,
                                                                     2002            2001
                                                                ------------    ------------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                        $     46,150    $     73,344
    Accounts receivable (net of allowance
     for uncollectible accounts of $279,149 and $53,038 at
     March 31, 2002 and December 31, 2001 respectively)              975,738         938,230
    Inventory                                                        467,196          55,644
                                                                ------------    ------------

             Total current assets                                  1,489,084       1,067,218
                                                                ------------    ------------

PROPERTY AND EQUIPMENT:
    Equipment                                                        336,495         332,967
    Leasehold improvements                                            17,940           3,000
     Software tools                                                   34,571          34,571
    Vehicles                                                          46,832          46,832
                                                                ------------    ------------
                                                                     435,838         417,370

                       Less accumulated depreciation                 153,496         138,307
                                                                ------------    ------------
             Net value of property and equipment                     282,342         279,063
                                                                ------------    ------------

OTHER ASSETS:
    Patents and licenses                                           1,228,254               -
    Goodwill       781,248                                           781,248
    Investments                                                            -         275,000
    Due from affiliated entities                                     121,552         105,552
    Due from officers                                                133,099          88,099
    Deposits                                                           2,532           2,532
                                                                ------------    ------------

             Total other assets                                    2,266,685       1,252,431
                                                                ------------    ------------

             TOTAL ASSETS                                       $  4,038,111    $  2,598,712
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                               VIEW SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET, Continued


                                                                  March 31,     December 31,
                                                                     2002            2001
                                                                ------------    ------------
                                                                (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $    320,553    $    345,657
    Notes payable                                                    314,200           6,052
    Accrued interest                                                  35,750          33,000
    Notes payable-Xyros shareholders                                 110,000         110,000
                                                                ------------    ------------

                  Total current liabilities                          780,503         494,709
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock - par value $0.001,
     50,000,000 shares authorized,
     issued and outstanding - 25,233,031                              25,233               -
     issued and outstanding - 20,193,031                                   -          20,193
    Additional paid-in capital                                    11,731,984      10,119,024
    Accumulated deficit                                         (  8,499,609)    ( 8,035,214)
                                                                ------------    ------------

                  Total stockholders' equity                       3,257,608       2,104,003
                                                                ------------    ------------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                $  4,038,111    $  2,598,712
                                                                ============    ============






   The accompanying notes are an integral part of these financial statements.

                               VIEW SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)

                                                             March 31,       March 31,
                                                               2002             2001
                                                           ------------    ------------
REVENUE:
         Sales of security systems                         $     60,084    $    341,709
         Sales of assembled electronic components                     -           9,512
                                                           ------------    ------------
              Total sales                                        60,084         351,221

         Cost of goods sold                                      32,776         143,910
                                                           ------------    ------------
GROSS PROFIT ON SALES                                            27,308         207,311
                                                           ------------    ------------
OPERATING EXPENSES:
         Advertising and promotion                                7,971             577
         Amortization                                                            28,284
         Business development                                    42,494          17,119
         Depreciation                                            15,189          11,191
         Dues and subscriptions                                                     720
         Insurance                                                9,349           7,503
         Interest                                                 4,776           5,756
         Investor relations                                      34,822          33,084
         Miscellaneous expense                                    2,800           7,380
         Office expenses                                         46,209          26,277
         Professional fees                                       63,540         114,331
         Rent                                                    11,055          40,006
         Repairs and maintenance                                  2,306           3,441
         Research and development                                53,482               -
         Salaries and benefits                                  171,445         173,706
         Taxes - other                                            2,130           6,930
         Travel                                                  18,447           8,559
         Utilities                                                5,688           5,187
                                                           ------------    ------------

                  Total operating expenses                      491,703         490,051
                                                           ------------    ------------
NET LOSS                                                   $   (464,395)   $   (282,740)
                                                           ============    ============
LOSS PER SHARE:
     Basic                                                 $   (   0.02)   $   (   0.02)
                                                           ============    ============
     Diluted                                               $   (   0.02)   $   (   0.02)
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                               VIEW SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD ENDED JANUARY 1, 2001 TO MARCH 31, 2002


                                                             Additional                           Total
                                                Common        Paid-In        Accumulated      Stockholders'
                                                Stock         Capital          Deficit           Equity
                                              ----------     -----------     ------------     -------------
Balances at January 1, 2001                   $   11,481     $ 7,364,502     $ (6,097,930)    $   1,278,053

    Sale of common stock                             500         199,500                -           200,000

    Issuance of common stock as
        compensation to employees
        and others                                    60          24,940                -            25,000

    Net loss for the three months
      ended March 31, 2001                             -               -       (  282,740)     (    282,740)
                                              ----------     -----------     ------------     -------------

Balances at March 31, 2001 (Unaudited)            12,041       7,588,942       (6,380,670)        1,220,313

    Sale of common stock                           5,000       1,560,000                -         1,565,000

    Issuance of common stock as
      compensation to employees and others         2,652         695,582                -           698,234

    Issuance of common stock in exchange for
      interest in Milestone Technology, Inc.         500         274,500                -           275,000

    Net loss for the nine months ended
      December 31, 2001                                -               -       (1,654,544)      ( 1,654,544)
                                              ----------     -----------     ------------     -------------

Balances at December 31, 2001                     20,193      10,119,024       (8,035,214)        2,104,003

    Sale of common stock                           1,740         593,260                -           595,000

    Issuance of common stock in exchange for
      interest in Milestone Technology, Inc.       3,300       1,019,700                -         1,023,000

    Net loss for the three months
        ended March 31, 2002                           -               -       (  464,395)      (   464,395)
                                              ----------     -----------     ------------     -------------

Balances at March 31, 2002 (Unaudited)        $   25,233     $11,731,984     $ (8,499,609)    $   3,257,608
                                              ==========     ===========     ============     =============



   The accompanying notes are an integral part of these financial statements.

                               VIEW SYSTEMS, INC.
                      CONSOLIDATD STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)
                                                             March 31,       March 31,
                                                               2002            2001
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(   464,395)   $ (  282,740)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                              15,189          39,475
       Stock issued for services                                      -          25,000
    Changes in operating assets and liabilities:
         Accounts receivable                                 (    9,376)     (  202,074)
         Inventory                                           (   51,905)     (   27,856)
         Deposit                                                      -              52
         Accounts payable                                    (   31,574)         49,045
         Accrued interest                                         2,750           2,750
         Other accrued liabilities                                    -      (   30,474)
                                                           ------------    ------------
         Net cash used in operating activities               (  539,311)     (  426,822)
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                       (   18,280)     (    3,677)
    Funds advanced to affiliated entities                    (   16,000)              -
    Cash element in Milestone acquisition                         2,449
                                                           ------------    ------------
          Net cash used in investing activities              (   31,831)     (    3,677)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds advanced (to) from shareholders                    (   45,000)         29,757
    Repayment of note payable - bank                         (    6,052)     (   15,000)
    Proceeds from sales of stock                                595,000         200,000
                                                           ------------    ------------
       Net cash provided by financing activities                543,948         214,757
                                                           ------------    ------------
NET DECREASE IN CASH                                         (   27,194)     (  215,742)

CASH AT BEGINNING OF PERIOD                                      73,344         265,245
                                                           ------------    ------------
CASH AT END OF PERIOD                                      $     46,150    $     49,503
                                                           ============    ============
SIGNIFICANT NON-CASH INVESTIING ACTIVITIES:
   Common Stock issued in Exchange for net assets of
        Milestone Technology, Inc. as follows:

    Accounts receivable                                          28,132
    Inventory                                                   191,000
     Manuals                                                    168,647
    Fixed assets                                                    188
    Patents                                                   1,228,254
    Accounts payable                                         (    6,470)
    Notes payable                                            (  314,200)

   The accompanying notes are an integral part of these financial statements.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------
     View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs.

     Basis of Consolidation
     ----------------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc., Real View Systems, Inc. ("Real View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

            Equipment                      5-7 years
            Software tools                   3 years

     Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $15,189 and $11,191 respectively.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Advertising
     -----------
     Advertising costs are charged to operations as incurred. Advertising costs for the three months ended March 31, 2002 and 2001 were $7,971 and $577, respectively.

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

     Net Loss Per Common Share
     -------------------------
     Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Segment Reporting
     -----------------
     The company has determined that it does not have any separately reportable operating segments as of March 31, 2002.


2.  FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of March 31, 2002 had an accumulated deficit of $8.5 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through March 31, 2003.


3. BUSINESS COMBINATION

     The Company purchased 100% of the common stock of Milestone Technology, Inc. effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company's common stock. In March 2002 the Company acquired the remaining 94% of Milestone for 3,300,00 shares of the Company's common stock. Based on the then market value of the Company's common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

     Milestone Technology, Inc. is a developer of concealed weapons detections systems. Its primary products is a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size and numbers of concealed weapons. Prior to its acquisition, Milestone Technology, Inc. was considered to be a development stage enterprise.

                               VIEW SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

3. BUSINESS COMBINATION, Continued

     Summarized unaudited financial statements for Milestone Technology, Inc. as of and for the year ended December 31, 2001 are as follows:

                            Balance Sheet (Unaudited)
                            As of December 3l, 2001

                                    Assets
      Current Assets                                           $   399,232
      Fixed Assets                                                   3,810
      Licenses and patents                                       1,000,000
                                                               -----------

          Total assets                                         $ 1,403,042
                                                               -----------
              Liabilities and Stockholders' Equity

      Notes payable-current                                    $   620,000
      Other current liabilities                                    183.000
      Notes payable - long term                                    184,000
                                                               -----------
          Total liabilities                                        987,000

          Stockholders equity                                      416,042
                                                               -----------
                Total liabilities and stockholders' Equity     $ 1,403,042
                                                               -----------


                   Statement of Operations (Unaudited)
                   For the Year Ended December 31, 2001


      Revenue                                                  $    24,290
                                                               -----------
      Expenses
        Product Development                                    $   328,318
        Operating expenses                                     $   156,775
                                                               -----------
          Total Expenses                                       $   487,093

          Net loss for the year                                $  (462,803)
                                                               -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan Of Operation
-----------------

         Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

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

         We intend to use the cash raised from the private sale of shares and the exercise of warrants held by the Selling Stockholders to the following:

          o    bring the Concealed Weapons Detections portal to market;

          o continue our product development efforts for facial identification;

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

         There is no expected or planned sale of significant equipment by the Company.

         The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-QSB for the year ended December 31, 2001. In addition to historical information, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations. The Company's actual results could differ materially from management's expectations.

         Since start-up of operations in September 1998, we have devoted most of our resources to the development and the sale of digital video surveillance products. We have generated limited revenues from these products to date, but are rapidly expanding our distribution network. At the same time we are working on developing new products to meet market demand and enhancing our product line. We have had some success in capturing interest and limited sales in overseas markets such as Europe and the near East.

         We have provided contract manufacturing services since May, 1999, when we acquired ETMC. ETMC had provided such services for more than 15 years and had an established customer base. In December of 2001 we entered into a joint venture with Milestone Technology to enhance and further develop their Concealed Weapons Detection portal. This relationship was precipitated by our ability to manufacture electronic boards and the fact that we had skills in developing facial recognition systems. In March of 2002, the relationship evolved into a complete merger of the two companies. Milestone has no less than 8 patents and licenses than become available to be integrated into sellable products. We believe that the combination of our products: Video Command Centers, advanced biometric access control, such as facial recognition, and Concealed Weapons Detection (CWD) will help us meet the new heightened awareness of security due to the September 11th events.

         We have refocused our efforts towards the new market demands and are restructuring our companies into marketing this CWD portal as an entree and adding facial recognition capability as a value added feature. This direction has required us to make changes in personnel, add engineering and staff that experienced in business with the federal government, state government and local jurisdictions. Revenues resulting from these changes will not be realized for several quarters, although we believe that they will be significantly greater as a result of this new direction.

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared With the Three Months Ended March 31,
--------------------------------------------------------------------------------
2001
----

Revenue
-------

         For the three months ended March 31, 2002, revenues from sales of our products decreased $291,137 or 83%, to $60,084 from $351,221 in the same period last year. The refocusing of our efforts to the Concealed Weapons Detection Portals sales has resulted in low net sales for the period ended March 31, 2002. The sales cycles for this product are significant longer but also our revenue potential is much larger than digital video revenue. The competition in digital video products is much greater whereas the CWD portal is unique and patent protected.

Gross Profit
------------

         Gross profit on sales for the three months ended March 31, 2002 decreased $180,003 or 87% to $27,308 compared with $207,311 in the same period last year. Gross profit margin for the three months ended March 31, 2002 was 45% compared with 59% in the same period last year. We do not believe gross profit margin comparisons are meaningful at this state of our operations. We do anticipate higher gross margin percentages with our new products.

Operating Expenses
------------------

         Operating expenses for the three months ended March 31, 2002, increased to $491,703, compared with $490,051 for the comparable period in 2001. The increase is principally due to a shift of expenditures with increased expenditures in research and development and decreased in professional fees.

         As a result of the foregoing, net loss was $(464,395) for the three months ended March 31, 2002, compared to a net loss of $(282,740) for the three months ended March 31, 2001. Our expenses have not decreased significantly in spite of decreased sales due to our shifting of direction to the CWD sales.

Costs and Expenses:
------------------

Costs of Products and Services Sold
-----------------------------------

          The cost of products and services sold, was $32,776 for the three months ended March 31, 2002 and represented 55% of revenue for the period, compared to $143,910 for the three months ended March 31, 2001 which represents 41% of revenues for that period. Because of our low sales volume during this period, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

Research and Development Expense
--------------------------------

          We spent $53,482 on research and development for the three months ended March 31, 2002, as compared with $0 in the same period last year. Our R&D expenditures in the three months ended March 31, 2002, represented 95% of gross profit margin for this period. We are working on introducing additional products, such as the CWD and Central Station Monitoring to the market in 2002. We expect continued heavy expenditures in this area, evidencing our commitment to develop industry leading video management and identification products.

Salaries and Benefits
---------------------
          We spent $171,445 on salaries and benefits for the three months ended March 31, 2002, as compared with $173,706 in the same period last year. We incurred $42,494 on business development expenses for the three month period ended March 31, 2002 as compared with $17,119 in the same period a year ago.

Net Operating Loss
------------------
          We incurred approximately $(464,395) of net operating loss carry forwards for the three-month period ended March 31, 2002, which may be used to offset taxable income and income taxes in future years.


Liquidity and Capital Resources
-------------------------------

         Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $10,573,497 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of March 31, 2002, we had total assets of $4,038,111, an increase of $1,439,399 over last year's $2,598,712 at December 31, 2001. Total liabilities were $780,503, at March 31, 2002, resulting in stockholders' equity of $3,257,608, an increase of $1,153,605 from the December 31, 2001 balance of $2,104,003.

         During the three months ended March 31, 2002, our cash decreased from $73,344 at December 31, 2001, to $46,150 at March 31, 2002. Net cash used in operating activities was $539,311 for the three months ended March 31, 2002, including increases in accounts receivable to $9,376, increases in inventory of $51,905, and decrease in accounts payable of $31,574.

         Net cash generated from financing activities during the three months ended March 31, 2002 was $543,948, consisting of proceeds received from sales of stock of $595,000, less $45,000 loaned to stockholders, less payments of $6,052 made on a promissory note to Columbia Bank.

         As a result of the foregoing, at March 31, 2002 we had working capital of $708,581, including $975,738 in net trade accounts receivable and $467,196 in inventory. We have provided and may continue to provide payment term extensions to certain customers from time to time. As of March 31, 2002 we have not granted material payment term extensions.

         Our inventory balance at March 31, 2002, was estimated to be $467,196. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

         Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year, in salary and fees during calendar year 2002. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments on a three year period.

         We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing.

         We also have outstanding warrants with various investors with an exercise price of $.70 per share and some at $.30 per share. If the warrant holders exercise all of their warrants, at their relative exercise price, we will receive $1,700,000, which we will use for additional working capital.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that would have a material effect on our operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There are no changes in Securities other than such changes reported in our SB-2 filed on August 1, 2001, registration number 333-66482.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.        OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

Reports on Form 8-K:

          April 17, 2002    Item 5
                            Notification of late filing of Form 10KSB
                            Disclosure of Acquisition of a minority interest in
                             Milestone Technology, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VIEW SYSTEMS, INC.
                                  (Registrant)







Date:  May 15, 2002               /s/ GUNTHER THAN
                                     ----------------
                                     GUNTHER THAN
                                     PRESIDENT & CEO