Form 10QSB
period 2002-06-30
VIEW SYSTEMS INC
filed 2002-08-14
CIK 1075857

VIEW SYSTEMS INC.

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 31, 2002

VIEW SYSTEMS INC.
(Exact name of registrant as specified in its charter)

State or Other Jurisdiction of Incorporation or Organization: Florida

I.R.S. Employer identification No.: 59-2928366

7717 West 6th Avenue, Suite A&B, Lakewood, CO 80205
(303) 237-8439

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No  [   ]

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	June 30, 2002

$.001 par value	27,893,031 shares

See Accompanying Notes

VIEW SYSTEMS, INC.

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

VIEW SYSTEMS, INC.

Index

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet

Statement of Cash Flows

Consolidated Statement of Operations

Consolidated Statement of Stockholder’s Equity

Notes to Consolidated Financial Statements

Item 2.	Management Discussion and Analysis

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

VIEW SYSTEMS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIEW SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

CURRENT ASSETS:
Cash	$28,764	$73,344
Accounts receivable (Net of allowance for uncollectible accounts of $513,958 and $279,149 at June 30, 2002 and December 31, 2001 respectively.)	732,561	938,230
Inventory	475,651	55,644

Total current assets	1,236,976	1,067,218

PROPERTY AND EQUIPMENT:
Equipment	341,554	332,967
Leasehold improvement	18,683	3,000
Software tools	34,571	34,571
Vehicles	46,832	46,832

	441,640	417,370
Less accumulated depreciation	171,744	138,307

Net value of property and equipment	269,896	279,063

OTHER ASSETS:
Goodwill and other intangible assets	2,377,595	781,248
Investments	—	275,000
Due from affiliated entities	126,146	105,552
Due from officers	—	88,099
Deposits	2,532	2,532

Total other assets	2,506,273	1,252,431

TOTAL ASSETS	$4,013,145	$2,598,712

VIEW SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$327,713	$345,657
Note payable	34,374	6,052
Accrued interest	67,343	33,000
Notes payable	110,000	110,000
Due to shareholders	452,683	—

Total current liabilities	992,113	494,709

LONG-TERM DEBT:
Notes payable	159,625	—

Total liabilities	1,151,738	494,709

STOCKHOLDERS’ EQUITY:
Common stock — par value $0.001
50,000,000 shares authorized,
27,893,031 shares issued and outstanding	27,893	—
20,193,031 shares issued and outstanding	—	20,193
Additional paid-in capital	12,102,262	10,119,024
Accumulated deficit	(9,268,748)	(8,035,214)

Total stockholders’ equity	2,861,407	2,104,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,013,145	$2,598,712

See Accompanying Notes

VIEW SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED

	June 30,	June 30,
	2002	2001

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,534)	$(678,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,378	78,950
Bad debt expense	239,809	—
Employee compensation paid with stock	214,238	25,000
Changes in operating assets and liabilities:
Accounts receivable	(1,008)	(156,454)
Inventory	(60,360)	(148,672)
Deposits and other assets	—	(2,500)
Accounts payable	(24,414)	410
Accrued interest	5,500	5,500
Other accrued liabilities	—	(30,461)

Net cash provided by (used in) operating activities	(834,391)	(906,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,023)	(34,254)
Funds advanced to affiliated entities	(20,594)	—
Cash element in Milestone Acquisition	52,448	—

Net cash provided by (used in) investing activities	10,831	(34,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced (to) from shareholders	31,332	(58,189)
Repayment of note payable — bank	(6,052)	(25,000)
Proceeds from sales of stock	753,700	850,000

Net cash provided by financing activities	778,980	766,811

NET DECREASE IN CASH	(44,580)	(174,438)
CASH AT BEGINNING OF PERIOD	73,344	265,245

CASH AT END OF PERIOD	$28,764	$90,807

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Common Stock issued in Exchange for net assets of Milestone Technology, Inc. as follows:
Accounts receivable	28,132
Inventory	359,647
Fixed assets	188
Patents	1,323,867
Accounts payable	(6,470)
Notes payable	(703,449)
Accrued interest	(28,843)

See Accompanying Notes

VIEW SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30	June 30,	June 30
	2002	2001	2002	2001

REVENUE:
Sales of security systems	$71,512	$90,780	$131,596	$32,489
Sales of assembled electronic components	—	—	—	9,512

Total sales	71,512	90,780	131,596	442,001
Cost of goods sold	39,338	54,990	72,114	198,900

GROSS PROFIT ON SALES	32,174	35,790	59,482	243,101

OPERATING EXPENSES:
Advertising and promotion	1,139	549	9,110	1,126
Amortization	—	28,284	—	56,568
Bad Debts	234,809	—	234,809	—
Depreciation	15,189	11,191	30,378	22,382
Dues and subscriptions	—	1,190	—	1,910
Insurance	7,146	9,192	16,495	16,695
Interest	6,878	2,842	11,654	8,598
Investor relations	17,007	17,966	51,829	51,050
Miscellaneous expense	7,135	2,112	9,935	9,492
Office expenses	49,331	37,180	95,540	63,457
Professional fees	257,651	113,243	321,191	227,574
Rent	15,213	40,967	26,268	80,973
Repairs and maintenance	1,758	4,299	4,064	7,740
Research and development	21,404	—	74,886	—
Salaries and benefits	123,581	131,511	295,026	305,217
Sales promotions	27,763	6,986	70,257	24,105
Taxes — other	20	2,221	2,150	9,151
Travel	12,332	15,546	30,779	24,105
Utilities	2,957	6,539	8,645	11,726

Total operating expenses	801,313	431,818	1,293,016	921,869

NET LOSS FOR THE PERIODS	$(769,139)	$(396,028)	$(1,233,534)	$(678,768)

LOSS PER SHARE:
Basic	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Diluted	$(0.03)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES
Outstanding	26,501,289	14,491,289	27,166,289	14,897,539

See Accompanying Notes

VIEW SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Additional		Total
	Common	Paid-In	Accumulated	Stockholders'
	Stock	Capital	Deficit	Equity

Balances at January 1, 2001	$11,481	$7,364,502	$(6,097,930)	$1,278,053
Sale of common stock	2,125	847,875		850,000
Issuance of common stock as compensation to employees and others	60	24,940		25,000
Net loss for the six months ended June 30, 2001			(678,768)	(678,768)

Balances at June 30, 2001 (Unaudited)	13,666	8,237,317	(6,776,698)	1,474,285
Sale of common stock	3,375	911,625		915,000
Issuance of common stock as compensation to employees and others	2,652	695,582		698,234
Issuance of common stock in exchange for interest in Milestone Technology, Inc.	500	274,500		275,000
Net loss for the six months ended December 31, 2001			(1,258,516)	(1,258,516)

Balances at December 31, 2001	20,193	10,119,024	(8,035,214)	2,104,003
Sale of common stock	3,415	750,285		753,700
Issuance of common stock in exchange for interest in Milestone Technology, Inc.	3,300	1,019,700		1,023,000
Issuance of common stock as compensation to employees and others	985	213,253		214,238
Net loss for the six months ended June 30, 2002			(1,233,534)	(1,233,534)

Balances at June 30, 2002 (Unaudited)	$27,893	$12,102,262	$(9,268,748)	$2,861,407

See Accompanying Notes

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

               View Systems, Inc. (the “Company”) designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. In March 2002, the Company acquired Milestone Technology, Inc. which has developed a concealed weapons detection portal.

     Basis of Consolidation

                    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc., Real View Systems, Inc. (“Real View”), Xyros Systems, Inc. (“Xyros”) and Eastern Tech Manufacturing, Inc. (“ETMC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Inventories

                    Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). The inventory at June 30, 2002 includes the costs associated with the development and production of the weapons detection portals, which are the principal product of Milestone Technology, Inc. The costs also include amounts spent to document the designs of the systems.

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

                    Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $930,378 and $22,382 respectively.

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

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE MONTHS ENDED JUNE 30, 2002

     Advertising

                    Advertising costs are charged to operations as incurred. Advertising costs for the six months ended June 30, 2002 and 2001 were $9,110, and $1,126 respectively.

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

     Net Loss Per Common Share

                    Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the six months ended June 30, 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

     Segment Reporting

                    The company has determined that it does not have any separately reportable operating segments as of June 30, 2002.

2.  FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of June 30, 2000 had an accumulated deficit of $9.3 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents, along with sales revenue and anticipated equity infusions, will be sufficient to sustain operations through June 30, 2001.

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE MONTHS ENDED JUNE 30, 2002

3.  BUSINESS COMBINATION

     The Company purchased 100% of the common stock of Milestone Technology, Inc. effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company’s common stock. In March 2002 the Company acquired the remaining 94% of Milestone for 3,300,000 shares of the Company’s common stock. Based on the then market value of the Company’s common stick ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

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

     Summarized unaudited financial statements for Milestone Technology, Inc. as of and for the year ended December 31, 2001 are as follows:

Balance Sheet (Unaudited)
As of December 31, 2001

Assets
Current Assets	$399,232
Fixed Assets	3,810
Licenses and patents	1,000,000

Total assets	$1,403,042

Liabilities and Stockholders’ Equity
Notes payable-current	$620,000
Other current liabilities	183,000
Notes payable-long term	184,000

Total liabilities	987,000
Stockholders equity	416,042

Total liabilities and stockholders’ Equity	$1,403,042

Statement of Operations (Unaudited)
For the Year Ended December 31,2001

Revenue	$24,290

Expenses
Product Development	$328,318
Operating expenses	$156,775

Total Expenses	$487,093

Net loss for the year	$(462,803)

VIEW SYSTEMS, INC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-QSB for the year ended December 31, 2001. In addition to historical information, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans and expectations. The Company’s actual results could differ materially from management’s expectations.

     Since start-up of operations in September 1998, and until the end of 2001 we have devoted most of our resources to the development, sale of digital video surveillance products. We have generated limited revenues from these products to date, but are rapidly expanding our distribution network. At the same time we are working on locating new products to meet market demand and enhancing our product line. We have had some success in capturing interest and limited sales in overseas markets such as Europe.

     In December of 2001 we entered into a joint venture with Milestone Technology to enhance and further develop their Concealed Weapons Detection portal. This relationship was precipitated by our ability to manufacture electronic boards and the fact that we had skills in developing facial recognition systems. In March of 2002, the relationship evolved into a complete merger of the two companies. Milestone has no less than 8 patents and licenses than become available to be integrated into sellable products. This also resulted in a net increase in assets to over $4,000,000. We believe that the combination of our products: Digital Video Monitoring Centers, advanced biometric access control, such as facial recognition, and Concealed Weapons Detection (CWD) will help us meet the new heightened awareness demands of security due to the September 11th events.

     We have restructured the company and refocused our efforts towards marketing this CWD portal as an entrée and adding other capabilities such as explosives detection capability to build a comprehensive entry control device.. This direction is requiring us to make changes in personnel. engineering and staff that is experienced in doing business with the federal government, state government and local jurisdictions. A new President and Chief Operating Officer has been appointed and is taking control and redirecting our efforts. We have melded the two companies, Milestone and View Systems, operations, assets and distribution networks. Multitude functional changes have been made to integrate efforts and reduce redundancy.

     Revenues resulting from these changes will not be realized for several quarters, although we believe that they will be significantly greater as a result of this new direction. During the last three months we have opened a new facility in Denver, CO and

VIEW SYSTEMS, INC.

are opening a sales and service location in the Los Angeles area. The need to support our resellers has increased in complexity due to the increased complexity of our systems.

     An advisory board has been formed and is being built that can increase sales, revenue and expand our reach in the security market. Several prestigious individuals have become advisors to our board. More are being interviewed and it expected will join the Board of Directors and Advisory Board.

Results of Operations

Three Months Ended June 30, 2002 Compared With the Three Months Ended June 30, 2001:

     Revenue

     For the six months ended June 30, 2002, revenues from sales of our products decreased $300,893 or 70%, to $131,596 from $432,489 in the same period last year. This is largely due to our shift in focus from purely digital video storage recorders to the introduction of our award winning SecureScan Concealed Weapons Detection system. The sales cycles in the new market we are addressing are long and require the approval of highly bureaucratic decision makers. In contrast, the price points and margins are many multiples larger.

     Gross Profit

     Gross profit on sales for the six months ended June 30, 2002 decreased $183,619 or 76% to $59,482 compared with $243,101 in the same period last year. Gross profit margin for the six months ended June 30, 2002 was 45% compared with 55% in the same period last year. Because of low net sales we achieved in the period ended June 30, 2002, for reasons explained in the previous paragraph under “Revenue”, we do not believe gross profit margin comparisons are meaningful at this state of our operations.

     Operating Expenses

     Operating expenses for the six months ended June 30, 2002, increased to $1,293,016, compared with $921,869 for the comparable period in 2001. The increase is principally due to increasing the allowance for bad debts by $234,809, increased expenditures in R & D and increased professional fees. Professional fees as of June 30, 2002 included $211,234 from the issuance of common stock as compensation for services rendered in lieu of cash. The increases have been necessary due to shifts in our product line to the Concealed Weapons Detection units.

     As a result of the foregoing, net loss was $(1,233,534) for the six months ended June 30, 2002, compared to a net loss of $(776,315) for the six months ended June 30, 2001.

VIEW SYSTEMS, INC.

     Costs of Products and Services Sold

     The cost of products and services sold, was $72,114 for the six months ended June 30, 2002 and represented 55% of revenue for the period, compared to $198,900 for the six months ended June 30, 2001 which represents 45% of revenues for that period. Because of our low sales volume during this period, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

     Research and Development Expense

     We spent $74,686 on research and development for the six months ended June 30, 2002, as compared with $0 in the same period last year. We are working on changing our production facilities to manufacture the CWD portal. The changes in the production facility will allow our margins to double and possibly triple. Currently we purchase the CWD portal for about 60% of our selling price. Manufacturing ourselves will allow us to sell at about 3 times cost of manufacturing.

     Salaries and Benefits

     We spent $295,026 on salaries and benefits for the six months ended June 30, 2002, as compared with $305,217 in the same period last year. We incurred $70,257 on business development expenses for the six-month period ended June 30, 2002 as compared with $24,105 in the same period a year ago. We expect the business development expense to increase sharply as we launch the new products into the market.

     Net Operating Loss

     We incurred approximately $(1,233,534) of net operating loss carry forwards for the six-month period ended June 30, 2002, which may be used to offset taxable income and income taxes in future years.

     The refocusing of our sales and manufacturing to the Concealed Weapons Detection portal is making comparisons for the three month period a year ago not significant. It will most likely take another three months until we get a steady revenue flow to be able to make valid comparisons. Manufacturing, shipping and service is significantly different and needs a longer time to compare.

     Revenue

     For the three months ended March 31, 2002, revenues from sales of our products decreased $19,268 or 22% to $71,512 from $90,780 in the same period last year. The refocusing of our efforts to the Concealed Weapons Detection Portals sales has resulted in low net sales for the period ended June 30, 2002. The sales cycles for this product are significant longer but also our revenue potential is much larger than digital video revenue. The competition in digital video products is much greater whereas the CWD portal is unique and patent protected.

     Gross Profit

     Gross profit on sales for the three months ended June 30, 2002 decreased $3,616 or 10% to $32,174 compared with $35,790 in the same period last year. Gross profit margin for the three months ended June 30, 2002 was 45% compared with 30% in the same period last year. We do not believe gross profit margin comparisons are meaningful at this state of our operations. We do anticipate higher gross margin percentages as our new products are sold.

     Operating Expenses

     Operating expenses for the three months ended June 30, 2002, increased to $801,313, compared with $431,818 for the comparable period in 2001. The increase is principally due to a shift of expenditures with increased expenditures in research and development, professional fees and bad debt expense.

     As a result of the foregoing, net loss was $(769,139) for the three months ended June 30, 2002, compared to a net loss of $(396,028) for the three months ended June 30, 2001. Our expenses have increased significantly in spite of decreased sales due to our shifting of direction to the CWD sales.

     Costs and Expenses:

     Costs of Products and Services Sold

     The cost of products and services sold, was $39,338 for the three months ended June 30, 2002 and represented 65% of revenue for the period, compared to $59,990 for the three months ended June 30, 2001 which represents 61% of revenues for that period. Because of our low sales volume during this period, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

     Research and Development Expense

     We spent $21,404 on research and development for the three months ended June 30, 2002, as compared with $0 in the same period last year. We are working on introducing additional products, such as the CWD and Central Station Monitoring to the market in 2002. We expect continued heavy expenditures in this area, evidencing our commitment to develop industry leading video management and identification products.

     Bad Debt Expense

     Bad debt expense increased to $234,809 for the period as we continue to attempt to collect receivables for 2001 sales made to an international customer. We are currently in negotiation to collect the amounts but we believe that amounts actually collected will not be the full sales amounts and that the allowance established at this time will be sufficient.

     Salaries and Benefits

     We spent $123,581 on salaries and benefits for the three months ended June 30, 2002, as compared with $131,511 in the same period last year. We incurred $27,763 as business development expenses for the three month period ended June 30, 2002 as compared with $6,986 in the same period a year ago.

     Net Operating Loss

     We incurred approximately $(750,000) of net operating loss carry forwards for the three-month period ended June 30, 2002, which may be used to offset taxable income and income taxes in future years.

     Liquidity and Capital Resources

     Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $10,946,435 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of

VIEW SYSTEMS, INC.

equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of June 30, 2002, we had total assets of $4,013,145, an increase of $1,414,433 over last year’s $2,598,712 at December 31, 2001. Total liabilities were $1,151,738, at June 30, 2002, resulting in stockholders’ equity of $2,861,407, an increase of $757,404 from the December 31, 2001 balance of $2,104,003.

     During the six months ended June 30, 2002, our cash decreased from $73,344 at December 31, 2001, to $28,764 at June 30, 2002. Net cash used in operating activities was $834,391 for the six months ended June 30, 2002, including decreases in accounts receivable of $233,801 (primarily from write downs), increases in inventory of $60,360, and decreases in accounts payable of $24,414.

     Net cash generated from financing activities during the six months ended June 30, 2002 was $778,980, consisting of proceeds received from sales of stock of $753,700, collections of loans to shareholders of $31,332, less payments of $6,052 made on a promissory note to Columbia Bank.

     As a result of the foregoing, at June 30, 2002 we had working capital of $244,863, including $732,561 in net trade accounts receivable and $475,651 in inventory. We have provided and may continue to provide payment term extensions to certain customers from time to time. As of June 30, 2002 we have not granted material payment term extensions.

     Our inventory balance at June 30, 2002, was estimated to be $475,651. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales generally requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

     Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year. Mr. Than has been paid intermittently and we expect to become current with his compensation this fiscal year. If we terminate the employment of Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments on a three-year period.

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

VIEW SYSTEMS, INC.

price of $.40 per share, we will receive $800,000, which we will use for additional working capital.

     Plan Of Operation

The amount of capital that we need to raise will depend upon many factors primarily including

•	the rate of sales growth and market acceptance of our product lines;

•	the amount of investment needed to set up manufacturing of the CWD units at our facility.;

•	the amount and time of expenditures to sufficiently market and promote our products;

We intend to use the cash raised from the private sale of shares and the exercise of warrants held by the Selling Stockholders to the following:

•	bring our Concealed Weapons Detection and recording flash light devices to market;

•	continue our product development efforts;

•	expand our sales, marketing and promotional activities for the SecureScan line of products; and

•	increase our engineering, production management, quality control, and customer support staff.

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

     Risk Factors and Cautionary Statements

     Statements within the Form 10-QSB which are not historical facts, including statements about strategies and expectations for new and existing products, technologies, and opportunities, are forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statement, including, but not limited to, risks detailed in our other securities filing, including our Annual Report on Form 10-KSB for the year ended December 31, 2001, and registration statement, as amended, filed on Form SB-2.

VIEW SYSTEMS, INC.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that would have a material effect on our operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

-Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

-Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

-Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

3.1	Articles of Incorporation and all articles of amendment(1)
3.2	By-laws(1)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated By Reference From Issuer’s Registration Statement on Form SB-2 Filed With The Securities & Exchange Commission On January 11, 2000

VIEW SYSTEMS, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

(Registrant)

Date: August 14, 2002	/s/ GUNTHER THAN GUNTHER THAN PRESIDENT & CEO