Form 10QSB
period 2002-09-30
VIEW SYSTEMS INC
filed 2002-11-15
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

| | TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

       Florida                                              59-2928366
(State of incorporation)                  (I.R.S. Employer Identification No.)

                7717 West 6th Avenue, Suite A & B
                 Lakewood, Colorado 80205
             (Address of principal executive offices)

                          (303) 237-8439
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No | |

As of October 29, 2002, the issuer had 41,610,620 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes | |   No |X|

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis............................13

Item 3:  Controls and Procedures.........................................17

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ...............................18

Signatures and Certifications............................................19




                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                        VIEW SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS




                              ASSETS


                                               September 30,   December 31,
                                                   2002           2001
                                               ------------- --------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                         $          -  $      73,344
  Accounts receivable (Net of allowance
   for uncollectible accounts of $1,141,779
   and $279,149 at September 30, 2002
   and December 31, 2001 respectively.)             259,151        938,230
  Inventory                                         443,900         55,644
                                               ------------- --------------

    Total current assets                            703,051      1,067,218
                                               ------------- --------------
PROPERTY AND EQUIPMENT:
  Equipment                                         348,385        332,967
  Leasehold improvements                             18,683          3,000
  Software tools                                     34,571         34,571
  Vehicles                                           46,832         46,832
                                               ------------- --------------
                                                    448,471        417,370

  Less accumulated depreciation                     186,933        138,307
                                               ------------- --------------

    Net value of property and equipment             261,538        279,063
                                               ------------- --------------
OTHER ASSETS:
  Goodwill and other intangible assets            2,371,195        781,248
  Investments                                             -        275,000
  Due from affiliated entitles                      121,146        105,552
  Due from officers                                       -         88,099
  Deposits                                            3,102          2,532
                                               ------------- --------------

         Total other assets                       2,495,443      1,252,431
                                               ------------- --------------

         TOTAL ASSETS                          $  3,460,032  $   2,598,712
                                               ============= ==============






                      See Accompanying Notes

                        VIEW SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND STOCKHOLDERS' EQUITY



                                               September 30,   December 31,
                                                   2002           2001
                                               ------------- --------------
                                                (Unaudited)
CURRENT LIABILITIES:
  Cash overdraft                               $      8,783  $           -
  Accounts payable                                  369,837        345,657
  Note payable                                            -          6,052
  Accrued interest                                   70,093         33,000
  Note payable                                      110,000        110,000
  Due to shareholders                               416,517              -
                                               ------------- --------------

      Total current liabilities                     975,230        494,709
                                               ------------- --------------
LONG-TERM DEBT:
  Notes payable                                           -              -
                                               ------------- --------------

      Total liabilities                             975,230        494,709
                                               ------------- --------------
STOCKHOLDERS' EQUITY:
  Common stock-par value $0.001
    50,000,000 shares authorized,
    40,985,620 shares issued and outstanding         40,985              -
    20,193,031 shares issued and outstanding              -         20,193
  Additional paid-in capital                     13,422,191     10,119,024
  Accumulated deficit                           (10,978,374)    (8,035,214)
                                               ------------- --------------

      Total stockholders' equity                  2,484,802      2,104,003
                                               ------------- --------------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                     $  3,460,032  $   2,598,712
                                               ============= ==============






                      See Accompanying Notes






                              VIEW SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                           September 30, September 30,  September 30, September 30,
                                                2002        2001           2002          2001
                                           ------------- ------------- -------------- -------------
REVENUE:
  Sales of security systems                $    175,061  $    312,353  $     306,657  $    744,842
  Sales of weapons detection portals             92,480             -         92,480             -
  Sales of assembled electronic components            -             -              -         9,512
                                           ------------- ------------- -------------- -------------
     Total sales                                267,541       312,353        399,137       754,354
     Cost of goods sold                         149,747       161,675        221,861       360,575
                                           ------------- ------------- -------------- -------------

GROSS PROFIT ON SALES                           117,794       150,678        177,276       393,779
                                           ------------- ------------- -------------- -------------
OPERATING EXPENSES:
  Advertising and promotion                      22,915        31,168         32,025        32,294
  Amortization                                        -        28,284              -        84,852
  Bad debts                                     627,821             -        862,630             -
  Business development                           23,888        11,618         94,145        35,723
  Depreciation                                   15,189        11,191         45,567        33,573
  Dues and subscriptions                              -           885              -         2,795
  Insurance                                       8,768        11,443         25,263        28,138
  Interest                                        4,192         3,202         15,846        11,800
  Investor relations                              4,035        22,525         55,864        73,575
  Miscellaneous expense                             973           249         10,908         9,741
  Office expense                                 27,266        18,751        122,806        82,208
  Professional fees                             571,517        75,362        892,708       302,936
  Rent                                           11,566         7,779         37,834        88,752
  Repairs and maintenance                         3,369           820          7,433         8,560
  Research and development                       26,843             -        101,729             -
  Salaries and benefits                         471,445       116,961        766,471       422,178
  Taxes-other                                         -             -          2,150         9,151
  Travel                                          3,037        11,618         33,816        35,723
  Utilities                                       4,596         2,348         13,241        14,074
                                           ------------- ------------- -------------- -------------

     Total operating expenses                 1,827,420       354,204      3,120,436     1,276,073
                                           ------------- ------------- -------------- -------------

NET LOSS FOR THE PERIODS                   $ (1,709,626) $   (203,526) $  (2,943,160) $   (882,294)
                                           ============= ============= ============== =============
LOSS PER SHARE:
  Basic                                    $      (0.05) $      (0.01) $       (0.09) $      (0.07)
                                           ============= ============= ============== =============
  Diluted                                  $      (0.05) $      (0.01) $       (0.09) $      (0.07)
                                           ============= ============= ============== =============

WEIGHTED AVERAGE SHARES OUTSTANDING          34,439,000    13,985,500     31,370,334    13,337,333
                                           ============= ============= ============== =============




                            See Accompanying Notes

                              VIEW SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED




                                                                     September 30,   September 30,
                                                                        2002             2001
                                                                    --------------- --------------
                                                                      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (2,943,160) $    (882,294)
  Adjustments to reconcile net loss to net cash
   provided by operating activates:
     Depreciation and amortization                                          45,567        118,425
     Bad debt expense                                                      862,630              -
     Employee and other compensation paid with stock                     1,068,259         25,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                (155,419)      (407,471)
       Inventory                                                           (28,609)       (78,103)
       Deposits and other assets                                              (570)        (2,500)
       Accounts payable                                                     17,710         (8,077)
       Accrued interest                                                      8,250          8,250
       Other accrued liabilities                                                 -        (30,461)
                                                                    --------------- --------------

     Net cash used in operating activities                              (1,125,342)    (1,257,231)
                                                                    --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (27,854)       (34,255)
  Funds advanced to affiliated entities                                    (15,594)             -
  Cash element in Milestone Acquisition                                     58,849              -
                                                                    --------------- --------------

     Net cash provided by (used in) investing activities                    15,401        (34,255)
                                                                    --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Funds advanced to shareholders                                            (4,834)       (61,189)
  Repayment of note payable-bank                                            (6,052)       (35,363)
  Proceeds from sales of stock                                           1,038,700      1,489,000
                                                                    --------------- --------------

     Net cash provided by financing activities                           1,027,814      1,392,448
                                                                    --------------- --------------

NET (DECREASE) INCREASE IN CASH                                            (82,127)       100,962

CASH AT BEGINNING OF PERIOD                                                 73,344        265,245
                                                                    --------------- --------------

CASH AT END OF PERIOD                                               $       (8,783) $     366,207
                                                                    =============== ==============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Common stock issued in exchange for net assets of
  Milestone Technology, Inc. as follows:
    Accounts receivable                                                     28,132
    Inventory                                                              359,647
    Fixed assets                                                               188
    Patents                                                              1,317,467
    Accounts payable                                                        (6,470)
    Notes payable                                                         (703,449)
    Accrued interest                                                       (28,843)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
  Common stock issued in payment of note payable                           194,000


                            See Accompanying Notes



                              VIEW SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Additional                   Total
                                            Common       Paid-In       Accumulated    Stockholders'
                                            Stock        Capital       Deficit        Equity
                                            ------------ ------------- -------------- --------------
Balances at January 1, 2001                 $    11,481  $  7,364,502  $  (6,097,930) $   1,278,053

 Sales of common stock                            2,764     1,486,236              -      1,489,000

 Issuance of common stock as compensation
  to employees and others                            60        24,940              -         25,000

 Net loss for the nine months ended
  September 30, 2001                                  -             -       (882,294)      (882,294)
                                            ------------ ------------- -------------- --------------

Balances at September 30, 2001 (Unaudited)       14,305     8,875,678     (6,980,224)     1,909,759

 Sales of common stock                            2,736       273,264              -        276,000

 Issuance of common stock as compensation
   to employees and others                        2,652       695,582              -        698,234

 Issuance of common stock in exchange for
   interest In Milestone Technology, Inc.           500       274,500              -        275,000

 Net loss for the three months ended
   December 31, 2001                                  -             -     (1,054,990)    (1,054,990)
                                            ------------ ------------- -------------- --------------

Balances at December 31, 2001                    20,193    10,119,024     (8,035,214)     2,104,003

 Sales of common stock                            6,075     1,032,625              -      1,038,700

 Issuance of common stock in exchange for
   interest in Milestone Technology, Inc.         3,300     1,019,700              -      1,023,000

 Issuance of common stock as compensation
   to employees and others                       10,682     1,057,577              -      1,068,259

 Issuance of common stock in payment of
   a note payable                                   735       193,265              -        194,000

 Net loss for the nine months ended
   September 30, 2002                                 -             -     (2,943,160)    (2,943,160)
                                            ------------ ------------- -------------- --------------

Balances at September 30, 2002 (Unaudited)  $    40,985  $ 13,422,191  $ (10,978,374) $   2,484,802
                                            ============ ============= ============== ==============




                            See Accompanying Notes


                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

     Basis of Presentation
     ---------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments0 have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     Basis of Consolidation
     ----------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc. ("Milestone"), Real View Systems, Inc. ("Real View"), Xyros Systems, Inc. ("Xyros") and Eastern Tech Manufacturing, Inc. ("ETMC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). The inventory at September 30, 2002 includes the costs associated with the development and production of the weapons detection portals, which are the principal product of Milestone Technology, Inc. The costs also include amounts spent to document the designs of the systems.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




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

            Equipment                5-7 years
            Software tools             3 years

     Repairs and maintenance charges, which do not increase the useful lives of assets, are charged to operations as incurred. Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $45,567 and $33,573 respectively.

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

     Advertising
     -----------

     Advertising costs are charged to operations as incurred. Advertising costs for the nine months ended September 30, 2002 and 2001 were $32,025, and $32,294 respectively.

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

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



     Net Loss Per Common Share
     -------------------------

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share
("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the nine months ended September 30, 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

     Segment Reporting
     -----------------

     The company has determined that it does not have any separately reportable operating segments as of September 30, 2002.

     New Accounting Pronouncements
     -----------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

     The provisions of SFAS No. 142 were adopted by the Company as required effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 had no effect on the Company's financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of' and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions"' for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.


2.   FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of September 30, 2002 had an accumulated deficit of $11 million. The Company believes that it will incur operating losses for the foreseeable future.
There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its projected sales revenue and anticipated equity infusions will be sufficient to sustain operations through September 30, 2003.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


3.   BUSINESS COMBINATION

     The Company purchased 100% of the common stock of Milestone Technology, Inc. effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company's common stock. In March 2002 the Company acquired the remaining 94% of Milestone for 3,300,000 shares of the Company's common stock. Based on the then market value of the Company's common stick ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

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

     Summarized unaudited financial statements for Milestone Technology, Inc. as of and for the year ended December 31, 2001 are as follows:

                    Milestone Technology, Inc.
                    Balance Sheet (Unaudited)
                     As of December 31, 2001

                              Assets

            Current Assets                    $   200,043
            Fixed Assets                              188
            Other assets                          177,127
            Licenses and patents                  264,000
                                              ------------
               Total assets                   $   641,358
                                              ============


               Liabilities and Stockholders' Equity


            Notes payable-current             $    84,000
            Other current liabilities             300,768
            Notes payable to shareholders         277,750
            Notes payable-long term               160,000
                                              ------------

               Total liabilities                  822,518

               Stockholders equity               (181,160)
                                              ------------
            Total liabilities and
             stockholders' Equity             $   641,358
                                              ============


               Statement of Operations (Unaudited)
               For the Year Ended December 31,2001

             Revenue                          $    21,667
                                              ------------
             Expenses
             Operating expenses               $   134,608
                                              ------------

             Net loss for the year            $  (112,941)
                                              ============

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


4.   INVENTORIES

     Inventories consist of the following components:



                                           2002          2001
                                     -------------   -----------

                   Materials         $      81,709   $    55,644

                   Finished goods          362,191
                                     -------------   ------------

                                     $     443,900   $    55,644
                                     =============   ============

     In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc.

                    FORWARD LOOKING STATEMENTS

    This Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the View System's plans and expectations. Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include but are not limited to economic conditions generally and in the market which View Systems may participate; competition within View Systems's chosen market and failure by View Systems to successfully develop business relationships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    Since start-up of operations in September 1998, and until the end of 2001 we have devoted most of our resources to the development, sale and marketing of digital video surveillance and security products. We have generated limited revenues from our security products to date, but are rapidly expanding our sales and distribution network. At the same time we are working on delivering new products to market and enhancing and upgrading our product line. We have had some success in capturing interest and limited sales in overseas markets such as Europe.

    In December of 2001 we entered into a joint venture with Milestone Technology to enhance and further develop their Concealed Weapons Detection portal. This relationship was precipitated by our ability to manufacture electronic boards and the fact that we had skills in developing facial recognition systems. In March of 2002, the relationship evolved into a complete merger of the two companies. Milestone had two patents and intellectual property which included licenses and patents pending that become available to be integrated into sellable products. This also resulted in a net increase in assets to over $4,000,000. We believe that the combination of our products: Digital Video Monitoring Centers, advanced biometric access control, such as facial recognition and Concealed Weapons Detection will help us meet the new heightened awareness demands of security due to the September 11th events.

    We have restructured the company and refocused our efforts towards marketing this Concealed Weapons Detection portal as an entr e and adding other capabilities such as explosives detection capability to build a comprehensive entry control device. This direction is requiring us to make changes in personnel, engineering and staff that is experienced in doing business with the federal government and local jurisdictions. A new Chairman of the board has been elected and a new working management advisory group has been formed. With the melded companies, Milestone and View Systems, functional changes have been made to integrate efforts and increase revenues.

    Revenues resulting from these changes are starting to be realized with an increase of more than three times sales over the previous quarter. We believe that sales will be even greater the fourth quarter as a result of this new direction. We already received over $440,000 in purchase orders for delivery in the fourth quarter and we are increasing our capacity to manufacture additional units.

    During the last six months we have opened a new sales, inventory stocking and customer support facility in Denver, Colorado, and are opening a sales and service location in the Los Angeles area. We are maintaining the former Milestone Idaho facility for research and development purposes. The federal lab researches use this facility for testing and development. The facility is also consider an "in kind" contribution to NIJ's continuing investigations and refinement.

     The need to support our resellers has increased in complexity due to the increased complexity of our systems. We have constructed a new web site to facilitate sales and customer support. Our product information is now accessible via telecommunications and is kept current via cost efficient electronic means.

    We have elected a new chairman of the board and are constructing a prestigious senior executive advisory board. A working management consulting group was formed with individuals experienced in the areas of expertise that we need. This highly experienced and successful group of senior executives is taking control and redirecting our efforts. More are being interviewed and we expect will join the board of directors and management consulting advisory board. A sales force is being built and headed by our new president and former president of Milestone, Paul Reep. Our intent is to place units strategically with focus on largest potential first to increase revenue and expand our reach in the government security market. Multiple federal and state courts have tested and purchased units and are ordering more.

RESULTS OF OPERATIONS

    Revenue - For the nine months ended September 30, 2002, revenues from sales of our products decreased $355,217 or 47%, to $399,137 from $754,354 in the same period last year. For the three months ended September 30, 2002, revenues from sales of our products decreased $44,812 or 14%, to $267,541 from
$312,353 in the same period last year.   This is largely due to our shift in
focus from purely digital video storage recorders to the introduction of our award winning SecureScan Concealed Weapons Detection system. The sales cycles in the new market we are addressing are long and require the approval of highly bureaucratic decision makers. In contrast, the price points and margins are many multiples larger.

    Gross Profit - Gross profit on sales for the nine months ended September 30, 2002 decreased $216,503 or 55% to $177,276 compared with $393,779 in the same period last year. Gross profit margin for the nine months ended September 30, 2002 was 44% compared with 52% in the same period last year. Gross profit on sales for the three months ended September 30, 2002 decreased $32,884 or 22% to $117,794 compared with $150,678 in the same period last year. Gross profit margin for the three months ended September 30, 2002 was 44% compared with 48% in the same period last year. Because of low net sales we achieved in the period ended September 30, 2002, for reasons explained in the previous paragraph under "Revenue", we do not believe gross profit margin comparisons are meaningful at this state of our operations.

    Operating Expenses - Operating expenses for the nine months ended September 30, 2002, increased to $3,120,436, compared with $1,276,073 for the comparable period in 2001. The increase is principally due to increasing the allowance for bad debts by $862,630, increased expenditures in research and development and increased professional fees. Professional fees as of September 30, 2002 included $757,577 from the issuance of common stock as compensation for management, legal services and marketing services rendered in lieu of cash. The increases have been necessary due to shifts in our product line to the Concealed Weapons Detection units. There is no amortization of the value of the patents and licenses, which were a part of the Milestone acquisition, pending the final determination of the value of those items.
Once that value is determined the patents and licenses will be amortized over the respective useful lives. Any goodwill remaining from the acquisition will not be amortized, but will be subject to an annual test for impairment of its value. That test will be conducted at the end of our accounting year, which is December 31, 2002.

    Operating expenses for the three months ended September 30, 2002, increased to $1,827,420, compared with $354,204 for the comparable period in 2001. The increase is principally due to increasing the allowance for doubtful accounts by $627,821 and increases in professional fees and salaries and benefits. Professional fees as of the three month period ended September 30, 2002 included $546,043 from the issuance of common stock as compensation for services rendered in lieu of cash. The increases have been necessary due to shifts in our product line to the Concealed Weapons Detection units.

    As a result of the foregoing, net loss was $2,943,160 for the nine months ended September 30, 2002, compared to a net loss of $882,294 for the nine months ended September 30, 2001. The net loss was $1,709,626 for the three months ended September 30, 2002, compared to a net loss of $203,526 for the three months ended September 30, 2001.

    Costs of Products and Services Sold - The cost of products and services sold, was $221,861 for the nine months ended September 30, 2002 and represented 56% of revenue for the period, compared to $360,575 for the nine months ended September 30, 2001 which represents 48% of revenues for that period. The cost of products and services sold, was $149,747 for the three months ended September 30, 2002 and represented 56% of revenue for the period, compared to $161,675 for the three months ended September 30, 2001 which represents 52% of revenues for that period. Because of our low sales volume during these periods, we do not consider the costs of goods sold in the same period last year to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

    Research and Development Expense - We spent $101,729 on research and development for the nine months ended September 30, 2002, as compared with $0 in the same period last year. We did not record any research and development expenses in the three month periods. We are working on changing our production facilities to manufacture the Concealed Weapons Detection portal. The changes in the production facility will allow our margins to double and possibly triple. Currently we purchase the Concealed Weapons Detection portal for about 60% of our selling price. Manufacturing ourselves will allow us to sell at about three times the cost of manufacturing.

    Bad Debt Expense - Bad debt expense increased to $892,708 for the 2002 nine month period and $627,821 for the 2002 three month period as we continue to attempt to collect receivables for 2001 sales made to an international customer. We are currently in negotiations to collect the amounts but we believe that amounts actually collected will not be the full sales amounts and that the allowance established at this time will be sufficient.

    Salaries and Benefits - We spent $766,471 on salaries and benefits for the nine months ended September 30, 2002, as compared with $422,178 in the same period last year. Salaries and benefits for the nine months ended September 30, 2002 included $300,000 from the issuance of common stock as compensation for services rendered in lieu of cash. We spent $471,445 on salaries and benefits for the three months ended September 30, 2002, as compared with $116,961 in the same period last year. Salaries and benefits for the three months ended September 30, 2002 includes $300,000 from the issuance of common stock as compensation for services rendered in lieu of cash.

    Business Development Expense - We incurred $94,145 on business development expenses for the nine-month period ended September 30, 2002 as compared with $35,723 in the same period a year ago. We incurred $23,888 on business development expenses for the three month period ended September 30, 2002 as compared with $11,618 in the same period a year ago. We expect the business development expense to increase sharply as we launch the new products into the market

    Net Operating Loss - We incurred approximately $2,943,160 of net operating loss carry forwards for the nine month period ended September 30, 2002, which may be used to offset taxable income and income taxes in future years.

    The refocusing of our sales and manufacturing to the Concealed Weapons Detection portal is making comparisons for the three month period a year ago not significant. It will most likely take another three months until we get a steady revenue flow to be able to make valid comparisons. Manufacturing, shipping and service is significantly different and requires a longer time to compare.

LIQUIDITY AND CAPITAL RESOURCES

    Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $11,702,775 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources.
We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of September 30, 2002, we had total assets of $3,460,032, an increase of $861,320 over last year's $2,598,712 at December 31, 2001. This increase is due to the purchase of Milestone and the valuation of its patents at $1.3 million. Total liabilities were $975,230, at September 30, 2002, resulting in stockholders' equity of $2,484,802, an increase of $380,799 from the December 31, 2001 balance of $2,104,003.

    During the nine months ended September 30, 2002, our cash decreased from $73,344 at December 31, 2001, to $0 at September 30, 2002. Net cash used in operating activities was $1,116,559 for the nine months ended September 30, 2002, including decreases in accounts receivable of $707,211 (primarily from write downs), increases in inventory of $28,609, and increases in accounts payable of $26,493.

    Net cash generated from financing activities during the nine months ended September 30, 2002 was $1,027,814, consisting of proceeds received from sales of stock of $1,038,700, collections of loans to shareholders of $31,332, less payments of $6,052 made on a promissory note to Columbia Bank.

    Our inventory balance at September 30, 2002, was estimated to be $443,900. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. With expected increased product sales, we will need to make increased inventory expenditures. However, the terms of our product sales requires a twenty five percent (25%) deposit on order. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases will adversely affect liquidity.

    Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year. If we terminate the employment with Mr. Than without cause or because of merger, acquisition or change in control, we will be obligated to pay him approximately $350,000 in severance payments on a three-year period.

    We believe that cash from operations and funds available will not be sufficient to meet anticipated operating capital expenditure and debt service requirements for the next twelve months and that we will be dependent on raising additional capital through equity sales or debt financing.

    We also had outstanding warrants with various investors with an exercise price of $.40 per share. These have been renegotiated and the majority were exercised during the third quarter and the proceeds used for working capital.

PLAN OF OPERATION

The amount of capital that we need to raise depends upon many factors primarily including:

..     the rate of sales growth and market acceptance of our product lines;

..     the amount and time of necessary research and development expenditures;
..     the amount and time of expenditures to sufficiently market and promote our products;
..     the amount and timing of any accessory product introductions; and
..     the amount of after market support will be needed to sustain our product line.

We intend to use the cash raised from the private sale of shares to the following:

..     continue to bring our SecureScan (concealed weapons detection), ViewMaxx
      (digital video capture and storage) and FlashView (mobile video capture) products to market;
..     continue our product development efforts and expand our product lines;
..     build our manufacturing capability to increase unit production and reduce costs;
..     expand our sales, marketing and promotional activities for the
      SecureView line of products; and
..     increase our engineering, production management, quality control, and customer support staff.

    We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete and increase market share in this industry.

    In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $2 million and $3 million to launch our expanded business operations in accordance with our current business plan and $1 million to $2 million to modify and expand our manufacturing capacity.


ITEM 3: CONTROLS AND PROCEDURES

    As a result of new SEC regulations, our board of directors formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 11, 2002, our CEO and principal financial officer evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

    Also, our CEO and principal financial officer did not identify any deficiencies or material weaknesses in our internal controls nor did they identify fraud that involved management or other employees who had a significant role in our internal controls, or other factors which would require changes to be made or corrective actions to be taken related to our internal controls.


                   PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On September 12, 2002 our Board of Directors appointed Bruce Bradley as Chairman of our Board of Directors, Paul J.Reep as President, and Michael J. Woodford as a Director. Mr. Bradley has experience in investment banking and investment research. He served as advisor to CEIA-USA and Invision Technologies. He served as Chairman of Lombard Technologies, which he founded. He also served as President of Savoy Group, an NASD investment banking and research firm for institutional investors in the United States and Europe.

    Mr. Reep will serve as our President in addition to his duties as our Chief Operating Officer. Mr. Reep founded Milestones Technology, Inc. in 1996. He has held senior management positions with Lockheed Martin and developed a variety of mission areas for the Department of Energy. He holds numerous patents and has directed research sponsored by NASA.

    In addition to serving as our Director, Mr. Woodford also acts as our corporate counsel. He is a partner in the law firm of Woodford & Martien, P.C.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part II Exhibits
----------------

3.1    Articles of Incorporation and all articles of amendment (1)
3.2    By-laws (1)
___________________________________________
(1) Incorporated by reference from issuer's registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2000


Reports on Form 8-k
-------------------
    None.

                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   View Systems, Inc.


         11/13/02                  /S/ Gunther Than
Date: _____________            By:________________________________________
                                  Gunther Than
                                  C.E.O., Principal Financial Officer and
                                  Director

         11/13/02                  /s/ Paul Reep
Date: _____________            By:_________________________________________
                                  Paul Reep
                                  President



              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Gunther Than, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of View Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           11/13/02      /S/ Gunther Than
Date: _____________     ____________________________________
                        Gunther Than, CEO



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gunther Than, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of View Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       11/13/02         /S/ Gunther Than
Date: __________        ____________________________________
                        Gunther Than, Principal Financial Officer