Form 10KSB
period 2002-12-31
VIEW SYSTEMS INC
filed 2003-03-31
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

            Florida                                    59-2928366
(State of incorporation)                  (I.R.S. Employer Identification No.)

7717 West 6th Avenue, Suite A & B, Lakewood, Colorado       80205
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number (303) 237-8439

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year: $446,009

The aggregate market value of the registrant's voting stock on March 28, 2003, held by non-affiliates was approximately $3,819,943.

As of March 24, 2003, the issuer had 45,620,619 outstanding shares of its common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                        TABLE OF CONTENTS


                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property ...........................................8
Item 3.  Legal Proceedings .................................................8
Item 4.  Submission of Matters to a Vote of Security Holders................9

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........9
Item 6.  Management's Discussion and Analysis..............................11
Item 7.  Financial Statements..............................................14
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................32

                             PART III

Item 9.  Directors and Executive Officers; Section 16(a) Compliance .......32
Item 10. Executive Compensation ...........................................33
Item 11. Security Ownership of Certain Beneficial Owners and Management ...34
Item 12. Certain Relationships and Related Transactions....................34
Item 13. Exhibits and Reports on Form 8-K..................................35
Item 14. Controls and Procedures ..........................................35
Signatures and Certifications .............................................36


     In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

      This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include but are not limited to economic conditions generally and in the industries in which View Systems may participate; competition within View Systems's chosen industry, including competition from much larger competitors; technological advances; and failure by View Systems to successfully develop business relationships.

                              PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

     We were incorporated in Florida on January 25, 1989, as Beneficial Investment Group, Inc. and became active in September 1998 when we began development of our product line and changed the company's name to View
Systems, Inc.   In October 1998, we acquired RealView Systems, Inc. a Colorado corporation, which owned compression technology and computer equipment. In February 1999 we acquired Xyros Systems, Inc., a Maryland corporation, which owned remote monitoring and storage engineering, a highly qualified employee staff and computer hardware and software. In May 1999 we acquired Eastern Tech Manufacturing Corp, a Maryland corporation, which is a contract manufacturer of electronic hardware and assemblies.

     In December 2001 View Systems entered into a joint venture agreement with Milestone Technology, Inc., a research and development corporation. Milestone Technology was a developer of concealed weapons detection systems. Its primary product was a walk-through detector that used magnetic technology to accurately pinpoint the location, size and numbers of concealed weapons. Milestone Technology interfaced with the Idaho National Labs. The intent of the joint venture was to further develop and enhance Milestones' concealed weapons detection technology and portal. We initially acquired a 6% interest of Milestone Technology in December 2001 in exchange for 500,000 shares of our common stock. Then on March 25, 2003, View Systems acquired the remaining 94% interest of Milestone Technology in exchange for 3,300,000 shares. (See, "Management's Discussion and Analysis," below)

Our Business

     View Systems is a holding company which operates through its wholly-owned subsidiaries. Surveillance and detection devices are common today and are used as a proven method for protection and risk management. We develop, produce and market digital surveillance systems and weapons detection systems utilizing digital video. Our digital video recording systems, which are marketed under the trade name SecureView, record video images digitally and permit their viewing remotely over the customer's existing closed-circuit television. Digital recording translates data to a computer readable format rather than conventional video tape. We store the video output on computer hard disks rather than VCR tapes which significantly improves access to stored data. In addition, our systems are programmable and are capable of being customized to satisfy each customer's special requirements, be it coverage which is continuous or when events are detected. Our weapons detection device, which is marketed under the trade name SecureScan, is a walk-through detector which uses advanced magnetic technology to accurately pinpoint the location, size and number of concealed weapons. The control unit for this walk-through portal is a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location to be stored and referenced.

     Products

     Our monitoring products which include View Maxx and LightView, discussed below, include the following features:
..    users can remotely monitor multiple locations from a remote personal computers;
..    connect to existing closed-circuit television systems allowing retrofit enhancements using our systems;
..    use any and all forms of telecommunications, such as standard telephone lines;
..    video can be monitored 24 hours a day by a security monitoring center;
..    local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
..    cameras can be concealed in ordinary home devices such as smoke detectors;
..    the system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption;
..    modular expansion system configuration allows user to purchase add-on components at a later date; and
..    allows the user to set the system to automatically review an area in desired camera sequence.

     SecureScan Weapons Detection System.
     ------------------------------------

     SecureScan products will be distributed in two basic configurations, stand-alone units and integrated door systems. SecureScan is a walk-through detector which uses advanced magnetics technology to accurately pinpoint the location, size and number of concealed weapons, such as knives and guns. Personal possession such as coins, keys or belt buckles do not set off this alarm. This system promotes smooth traffic flow because it only detects the types of metals commonly found in guns and knives. False alarms are reduced and alarm resolution is easier without using hand wands or resorting to a personal search.

     Metal detectors that are widely used to detect weapons use active electromagnetic induction to artificially create or transmit an ionizing field for metal objects to act upon. This energy is similar in nature to the controversial radiation related to the use of cellular phones, high-tension power lines, etc. Many of these systems create enough stray electromagnetic induction to interact with medical implants and heart pacemaker devices.
While the real effects of electromagnetic induction are still being evaluated, many consumers are taking a conservative approach when electromagnetic induction is concerned.

     SecureScan uses novel passive magnetic technology. This means special sensors are used to measure the earth's naturally occurring magnetic field. When an object of a specific mass passes through the sensors within the magnetic field, software calculates the difference between the magnetic field strength with the object inside the magnetic field and determines if the object is a weapon or not. Since the system uses no transmitters to produce electromagnetic induction, stray energy that can cause false alarms does not exist.

     It is this absence of electromagnetic induction energy that enables the SecureScan to safely integrate with other electrical and electronic systems. SecureScan is the only concealed weapons detection system that can be placed directly next to or embedded into an automatic door for access control.

     SecureScan relies on several measurements to determine:
         .    if there is a weapon,
         .    where the weapon is located,
         .    what kind of weapon it is, and
         .    the identity of the person with the weapon.

     These measurements include flux-gate magnetometers which qualify the measurement of the weapon. Spatial analysis software calculates the exact location of the specific sensors involved in the measurement. Software calculates magnetic disturbance against the density of the material discovered. High-resolution video grabs a frame of the spatial data with the picture of the actual person in the portal. All of this information is brought together on a video screen that displays the image of the person, the location of the weapon and variable-sized target, depending on the intensity of the magnetic signature. On the same display screen next to the video window is a graph that can depict the precise signal strength of the right and left sensor arrays. This is the only product capable of these integrated functions.

     ViewMaxx Video Storage System.
     -----------------------------

     ViewMaxx provides a scalable versatile and expandable platform, suited for the most demanding security and surveillance tasks. It offers fully programmable, high resolution digital video recording and real time monitoring of up to 16 channels. Video data may be queried and reviewed locally or from an authorized personal computer. All of the components offer out-of-the-box compatibility with existing closed-circuit television, telecom and data networking equipment.

     The ViewMaxx is a versatile and expandable digital video recording platform. It offers fully programmable, high resolution digital video recording and real time monitoring of up to four channels. Video data may be queried and reviewed locally or from an authorized personal computer. The ViewMaxx platform is scalable to accommodate a host of components. The features of this product are:
..    makes video images captured by cameras;
..    digitizes the video;

..    stores the video according to times or criteria specified by the customer;
..    retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
..    transmits the video across computer networks or ordinary phone lines;
..    has two way audio ability that can use real-time to communicate to the location being monitored; and
..    triggers programmed responses to events detected in surveillance area, such as break-ins or other unauthorized breaches of the secured area.

     ViewMaxx stores video output on computer hard discs, rather than VCR tapes. Storage on computer hard discs allows selective access to stored data. With a VCR, a user must search an entire tape to review a critical event, often fast forwarding and rewinding. With computer hard disc, a user can gain immediate access to stored data by doing a controlled search for the desired
data.   Our systems come standard with up to 28 days storage.

     ViewMaxx is programmable -- it can be pre-set to take actions when events are detected in the surveillance area. For example, it can be programmed to begin recording when motion is detected in a surveillance area or to notify the user if the system is not functioning properly. Because of the programmable recording features, this product can eliminate the unnecessary storage of non-critical image and audio data. This capacity allows the user to utilize the hard disk storage more efficiently.

     Add-on Applications.
     -------------------

         FaceView - can be used with SecureScan, or ViewMaxx. FaceView is a system for recognizing faces and comparing them to known individuals such as employees or wanted individuals.

         PlateView - can be used with ViewMaxx. PlateView which is a license plate recognition system that uses optical character recognition technology to provide an additional means of identifying individuals in a surveillance area for commercial or law enforcement use. The system can be integrated into an access control mechanism that can open gates or call an attendant to compare an identification made from other data, such as a driver's license, with the identification made with the license plate. Law enforcement personnel can use this system in traffic enforcement. In addition to plate identification, officers can receive early warnings as to a number of items, including whether the owner of a car being stopped has outstanding arrest warrants or whether the license plate matches the vehicle's registration. PlateView was brought to market in the first quarter of 2000.

     Magnetic Lock Doors - can be used with SecureScan or ViewMaxx.
     -------------------

     Support Services
     ----------------

           We also offer support services for our products which include:
           .     calibration services using the FAA approved method,
           .     on site consulting/planning with customer architect and
           .     engineer, installation and technical support, training and
           .     "Train the Trainer" programs, and
           .     extended service agreements.

     Market

     Video transmission is just beginning to transform from what was "closed-circuit" to a mix of methods that will expand into hard-wired, telephone line, television cable and wireless link systems. It is expected that this will expand user demand, create new product opportunities and channels of distribution and expand the way in which other communication services are used.

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

     Residential - The residential home security user will purchase our products from either commercial companies installing either self-contained or centrally monitored systems, or directly from retail distribution centers. Utilizing our technology, individuals can run their own perimeter and interior surveillance systems from their own home computer. Real time action can be monitored remotely at homes through a modem and the Internet. There is also the capability to make real-time monitors wireless. In turn, this reduces the expense and time of the home installation and makes installation affordable for a majority of homeowners. An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR.

     Commercial - Commercial business users represent the greatest potential users of our weapons detection products. Commercial businesses have already realized the need for using access control devices for protection. Our products provide observation of facilities for protection of employees, customers, and assets. This can result in the curtailment of crime and loss prevention by employees and others. The market for this technology is on the rise for commercial buildings including hospitals, schools, museums, and retail, manufacturing and warehousing facilities.

     Our products and technology can be used where there is a temporary requirement for real-time weapons detection devices in areas where a permanent installation is cost prohibitive, impractical or impossible. Examples of this are special events, concerts, and conventions. Our systems reduce the need for a large guard force and provide speedy detection for these events.

     Law Enforcement - The gathering of video and data images and weapons detection is commonplace in law enforcement. We have installed our products in a variety of court house situations. The data is used to protect both the law enforcement officer and the suspect. It is also used as a historical record for prosecution and event verification.

     Distribution

     We manufacture several of the hardware components in our systems and assemble our systems by combining other commercially available hardware and software together with our proprietary software. We license software components that are integrated into our proprietary software and installed in our systems. We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources. Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

     We currently market our products principally to commercial users for monitoring facilities for the protection of employees, customers and assets. We market our products to residential users and law enforcement agencies and we are attempting to create alliances with various specialty markets which require the use of security systems. We currently distribute and support our products through a network of value-added domestic and international resellers which we intend to expand.

     We have ongoing reseller arrangements with small and medium sized domestic and international resellers. Our reseller agreements grant a non-exclusive right to sell our products. The reseller purchases our products at a discount from the list price and the agreements are generally for a term of one year and automatically renew for successive one-year terms unless terminated by notice or in the event of breach.

     Cross marketing arrangements are under discussion with Quantum Magnetics for distribution of SecureScan to the airline industry. Extensive participation at leading trade shows is planned. Technical presentations and meeting participation will also underscore priority-marketing strategies for SecureScan.
                                6

     Competition

     We believe the introduction of digital technology to video surveillance and security systems is our market opportunity. We believe that many of the established closed-circuit television companies have approached the design of their digital closed-circuit television products from the standpoint of integrating their digital products to existing security and surveillance product offerings. These systems are closed, not easily intergrated with other equipment and not capable of upgrades as technology improves. We have designed our systems so that they are open, compatible with other digital and analog systems, and easily adaptable to technological advances that will inevitably occur with digital technology.

     The markets for our products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. The competitors of the SecureScan product are Ranger and Garrett, in the United States, and the Italian company, CEIA, which has the most sophisticated electromagnetic induction product, which ranges in price from $8,000 to $16,000. Ranger has provided detectors to some Los Angeles schools under a special contract for around $2,000 each. We believe our products compete with Ranger products because a metal detector is of little value with the amount of body jewelry and body piercing on students, when security personnel are looking for knives and, in particular, concealed razor blades.

     Competitors in the market for our identification product, PlateView, include Polaroid Corporation, Loronix Information Systems, Data Card Corporation, Dactek International, Inc. Competitors in the video surveillance market include numerous VCR suppliers and digital recording suppliers including, Loronix Information Systems, Inc., Sensormatic Corporation and NICE Systems, Ltd.

     Trademark, Licenses and Intellectual Property

     Certain features of our products and documentation are proprietary and we rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information. As part of our confidentiality procedures, we generally enter into confidentiality and invention assignment agreements with our employees and mutual non-disclosure agreements with our manufacturing representatives, dealers and systems integrators. Notwithstanding such actions, a court considering these provisions may determine not to enforce such provisions or
only partially enforce such provisions.   We also  limit access to, and
distribution of, our software, documentation and other proprietary information.

     We have software licensing agreements for
     .   compression software components,
     . for facial recognition to possibly integrate into our proprietary software, and
     . integration of commercially available operating systems software into our proprietary software for installation into our products.

     Because the software and firmware (software imbedded in hardware) are in a state of continuous development, we have not filed applications to register the copyrights in these items. However, under law, copyright vests upon creation of our software and firmware, and registration is not a prerequisite for the acquisition of copyright rights. We take steps to insure that notices are placed on these items to indicate that they are copyright protected. The copyright protection for our software extends for the statutory period from the date of first "publication," distribution of copies to the general public, or from the date of creation, whichever expires first.

     We provide software to end-users under non-exclusive "shrink-wrap" licenses, which are automatic licenses executed once the package is opened. This type of license has a perpetual term and is generally nontransferable. Although we do not generally make source code available to end-users, we may, from time to time, enter into source code escrow agreements with certain customers. We have also licensed certain software from third parties for incorporation into our products.

     The SecureScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems. These technologies have patents pending or issued. However, since the intellectual property was developed by the federal government under a grant from the NIJ, the patents belong to the government. This is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. This is also true for continuations and improvements to the concealed weapons detection technology under the ongoing contract between the Department of Energy and NIJ. Milestone, as the licensee, has rights to these improvements as well.

     Research and Development

     For the year ended December 31, 2002, we recorded research and development expense of $118,396 related to development of our concealed weapons detection technology. For the year ended December 31, 2002, we recorded research and development expense of $26,734.

     Government Regulation

     We are not subject to government regulation in the manufacture and sale of our products, and the components in our products. However, our resellers and end users will be subject to numerous regulations that stem from proposed activities in surveillance. Security and surveillance systems, including cameras, raise privacy issues and our products involve both video and audio, and added features for facial identification. The regulations regarding the recording and storage of this data are uncertain and evolving. For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record people's conversations without their consent. Further, there are state and federal laws associated with recording video in non-public places. Shipments of our products internationally may be regulated as to certain countries that raise national security concerns.

     We have alliances with Lockheed Martin, through their Offset Program, since Lockheed developed the concealed weapons detection technology while they were prime contractor with the DOE. Milestone also has a cooperative research arrangement with DOE to receive technical assistance and further enhancements of the concealed weapons detection technology through contractual relationships between DOE and NIJ. Discussions for inserting SecureScan into foreign markets for debt retirement include the remodeling of the Athens airport and products for the Athens Olympic games in 2004. Lockheed and Milestone are also actively exploring Russia and security for their "Nuclear City" where their nuclear weapons were built and are being dismantled.

     Employees

     We employ 11 persons including three persons in part-time positions. We also employ four independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     We lease 3,000 square feet of office space in Denver, Colorado, which serves as our office headquarters. We have a 39 month lease which expires in August 2005 and includes a base rent of $3,076 with an automatic annual rent escalator of 5%. We also lease 5,800 square feet of space used for engineering design and manufacturing in Baltimore, Maryland. The lease term commenced on April 1, 2001 and ends on April 30, 2005. During the term of the lease, the base rent is approximately $2,300 per month, with an annual rent escalator of 3%. In addition, we lease office space in Blackfoot, Idaho, under a month-to-month lease, for approximately $1,225 per month.

                    ITEM 3.  LEGAL PROCEEDINGS

     We are currently in default of a debt agreement with the former shareholders of Milestone Technology, Inc. In connection with this default the Milestone Technology shareholders have threatened litigation which includes the recission of the Milestone Technology acquisition. Management is negotiating a settlement agreement and believes that there will be no litigation related to this matter.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

     We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "VYST." The following table lists the quarterly high and low bid prices of our common stock in the over-the-counter market for the two most recent fiscal years as reported by the OTC Bulletin Board Historical Data Service. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

     Year    Quarter Ended        High Bid    Low Bid
     -----   --------------       --------    -------
     2001    March 31              $ 1.09     $ 0.47
             June 30                 0.73       0.41
             September 30            0.90       0.14
             December 31             1.21       0.40

     2002    March 31              $ 0.82     $ 0.30
             June 30                 1.53       0.10
             September 30            0.47       0.15
             December 31             0.295      0.155

     Our shares may be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
     . registered and traded on a national securities exchange meeting specified criteria set by the SEC;
     .  authorized for quotation from the NASDAQ stock market;
     . issued by a registered investment company; or . excluded from the definition on the basis of share price or the issuer's net tangible assets.

     These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.
Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

     As of January 21, 2003, we had 303 stockholders of record. We also have outstanding options to purchase 107,690 shares and warrants to purchase 3,850,000 shares.

Dividends

     We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business and payment of any cash dividends on our common stock is unlikely.

Securities Under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               Equity Compensation Plan Information

----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- -----------------
Equity compen-
sation plans
approved by
security holders        11,820,589          $0. 10                    0

Equity compen-
sation plans not
approved by
security holders           107,690            1.63            4,392,310

---------------- ---------------------- -------------------- ----------------
Total                   11,928,279           $0.11            4,392,310
-----------------------------------------------------------------------------

     In 1999 our Board of Directors adopted a restricted share plan and a employee stock option plan. The restricted share plan has 775,000 shares reserved to be granted over a 10 year period. The employee stock option adopted reserved 4,500,000 shares for options to be granted to employees and consultants. The term of this plan was 10 years.

Recent Sale of Unregistered Securities

     During the year ended December 31, 2002, we issued an aggregate of 8,550,000 shares to eleven persons in consideration for $1,277,200. We issued 3,000,000 shares to Gunther Than as compensation for services valued at $300,000. We issued 735,000 shares to Martin Maassen to convert debt of $194,000. We issued an aggregate of 2,100,000 shares to Russ Benefield, Joel Konicek and Rick Langle for professional fees valued at $210,000. We issued 3,300,000 shares, valued at $1,019,700 to Milestone Technology, Inc. shareholders in exchange for the shares they held in Milestone Technology.

     In each of these isolated transactions we relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We believe that each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with us or was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase. Also, we believe each purchaser:
     . was aware that the securities had not been registered under federal securities laws;
     . acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
     . understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,

     . was aware that the certificate representing the securities would bear a legend restricting its transfer.

     We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Termination of Offering

     On December 10, 2001, we filed a registration statement on Form SB-2 (Registration File No. 333-74828) which became effective on December 21, 2001. We registered 6,250,000 common shares with an estimated aggregate offering price of $3,687,500. The shares were issued to four persons in consideration for certain consultant agreements. These persons were the selling stockholders and we did not receive any proceeds from the sale of these shares. As of the date of this filing the selling stockholders have sold all of the registered shares and we have terminated this offering.


          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Since start-up of operations in September 1998, we have devoted most of our resources to the development of digital video surveillance products. We have generated limited revenues from our digital video products to date, but are expanding our sales and distribution network. We have incurred losses for the past two fiscal years and have an accumulated deficit of $11,958,683 at the year ended December 31, 2002. We have financed our operations primarily through private equity financing. Management plans to implement a strategy to reduce our operation expenses by reductions in personnel and facilities expenses. Also, we have increased the efficiency of our processes and are working on delivering new products to market and enhancing and upgrading our product line. Until we more fully develop our product line and our sales and distribution network, we expect our operating losses to continue.

     We have provided contract manufacturing services since May 1999 when we acquired Eastern Tech Manufacturing Corporation, Inc.. Eastern Tech Manufacturing had provided such services for more than 15 years and had an established customer base. We have since ceased the contract manufacturing business line, while using Eastern Tech Manufacturing's manufacturing capacity to permit production of our products.

     In December of 2001 we entered into a joint venture agreement with Milestone Technology to co-develop their concealed weapons detection portal. As part of the agreement we traded 500,000 of View Systems common stock for 6% of Milestone Technology and rights to the concealed weapons detection technology. In March of 2003 we acquired Milestone Technology in its entirety and are operating it as a wholly-owned subsidiary. This acquisition was valued at approximately $1,298,000.

Results Of Operations

     The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes for the years ended December 31, 2002 and 2001, which are included in this report.

     Year Ended December 31, 2002, Compared To Year Ended December 31, 2001

     Revenue - We recognize revenue when the product is shipped to the customer. In 2001, our revenues totaled $1,391,929, which were derived from sales of security systems. In 2002, our revenues totaled $446,009, or a
decrease of 68% over the prior year.   The vast majority of our 2001 sales
were international in nature. We have refocused our sales efforts to the selling of SecureScan concealed weapons detection portals and the transition has included field testing the units, forming manufacturing alliances and new distribution channels.

    In 2001, we derived the preponderance of our revenues from sales of security systems and only a immaterial amount from sales of contract manufacturing and test services. This represents a major change from 2000 in which 48% of revenue derived from contract manufacturing and only 52% of revenue was derived from sales of security systems. We expect sales from security systems to increase in addition to sales from weapons detection systems.

     Costs Of Goods Sold - The cost of products and services sold, consisting principally of the costs of hardware components and supplies, was $378,600 in 2002 as compared to $572,357 in 2001, and represented 85% of sales in 2002 and 41% of sales in 2001, an increase of approximately 44%. As future product sales account for a larger percentage of overall sales, we expect that our costs of goods and services sold will increase as a percentage of total revenue and stabilize in the mid 70% range. Our profit margins on sales of security systems exceeds our profit margins on sales of services. We are currently working on engineering changes in our security products, especially the SecureScan concealed weapons detection portal, and we expect these changes to further lower component costs for these products.

     Gross profit - Our gross profit on sales for the year ended December 31, 2002, was $67,409 compared to $819,572 for the year ended December 31, 2001, a 92% decrease. Gross profit margin was 59% in 2001 and 15% in 2002. New inventory requirements and the cost of delivering and training for the concealed weapons detection product decreased our gross margins. We feel that the future margins are not reflected in this year's figures.

     Operating Expense - Operating expenses for the year ended December 31, 2002, were $3,990,878, compared with $2,756,856 in 2001. Approximately,
$723,234 of our operating expenses in 2001 were attributable to the issuance of shares of our common stock as compensation and incentive, and as a means to attract and retain qualified personnel. As a result, cash operating expenses in 2001 were only $2,027,373. Approximately $1,182,059 of our operating expenses in 2002 were attributable to the issuance of shares of our common stock as compensation resulting in cash expenses of $2,688,153 for that year.

     Salaries and Benefits. We spent $855,212 in salaries and benefits in 2001. We used an increased number of contract professionals in 2002 for their specialized knowledge. In 2002, we spent $981,153 for salaries. We incurred expenses associated with issuing shares of our common stock to employees of $438,044 in 2001 and $495,000 in 2002. We believe these expenses were necessary in the past and will continue to be necessary in the future in order to attract qualified personnel and conserve cash during our early years of operation.

     Selling, Business Development, Travel and Entertainment. Selling, business development, travel and entertainment expenses were $300,591 in 2001 and $386,728 in 2002.

     Research and Development Expense. We spent $26,734 in 2001 on research and development and $118,396 in 2002. We expect to continue to fund new product development in 2003 at or above the dollar levels expended in 2002.

     Investor Relations Expenses. Investor relations expenses decreased from $231,578 in 2001 to $184,341 in 2002. Included in this expense category is the issuance of shares to several entities for payment of their services in providing public and investor relations support.

     Professional Fees. Professional fees increased from to $402,312 in 2001 to $757,304 in 2002. These fees include attorneys, accountants, management consultants and programming contractors. There was also an increase of expenses from the acquisition of Milestone Technology

     Net Operating Loss - Net loss was $1,937,284 for 2001, or $0.12 per share, compared to a net loss of $3,923,469 or $0.11 per share for the year 2002. The reduction in net loss per share is mainly due to the increased number of shares outstanding.

     We have accumulated an aggregate of approximately $12 million of net operating loss carry-forwards as of December 31, 2002, which may be offset against taxable income in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to their expiration in the year 2019. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry-forwards which can be used. No tax benefit for these carry-forwards has been reported in the financial statements for the years ended December 31, 2002 or 2001.

     Liquidity and Capital Resources

     Since the start-up of our operations in 1998, we have funded our cash requirements primarily through equity transactions. We received $13,694,756 since inception through the issuance of our common stock. We are not currently generating cash from our operations in sufficient amounts to finance our business and will continue to need to raise capital from other sources.
We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. As of December 31, 2002, we had total assets of $3,014,709, an increase of $415,997 over last year's $2,598,712. Total liabilities were $1,117,916, resulting in stockholders' equity of $1,896,793; a decrease of $207,210 from last year's $2,104,003.

     During the year ended December 31, 2002, our cash decreased from $73,344 at December 31, 2001, to $3,229 at December 31, 2002. Net cash used in operating activities was $1,438,325 for the year ended December 31, 2002, including decreases in accounts receivable of $873,935, decreases in inventory of $105,034, increases in accounts payable of $93,496, and increases in accrued interest of $11,000.

     Net cash generated from financing activities during the year ended December 31, 2002, was $1,329,378, consisting of proceeds received from the sale of stock of $1,292,200, repayments of $43,230 previously advanced to stockholders, less payments made in the amount of $6,052 on a promissory note.

     As a result of the foregoing, as of December 31, 2002, we had negative net working capital of $880,650, including $62,711 of trade accounts receivable and $171,326 in inventory. We have provided and may continue to provide payment term extensions to certain of our customers from time to time. As of December 31, 2002, we have not granted material payment term extensions.

     Our inventory balance at December 31, 2002, was $171,326. We do not take inventory on a quarterly basis, and we made inventory estimates based on annual inventory determinations. However, the inventory at December 31, 2002 is based on a physical count and valuation of materials on hand. With expected increased product sales, we will need to make increased inventory xpenditures. In addition, we endeavor to keep inventory levels low. Therefore, we do not believe that increased product sales, associated materials purchases and inventory increases, will adversely affect liquidity.

     Commitments and Contingent Liabilities

     Our commitments include operating leases and accounts payable. Future minimum payments for operating leases were $183,069 through 2006. Notes payable of $599,450 are outstanding and management is attempting to negotiate adjustments to the terms of a past due note payable of $244,450 to a former stockholder of Milestone Technology. Also, management has successfully negotiated repayment of a $110,000 loan as cash flow permits.

Factors Affecting Future Performance

     The amount of capital that we need to raise will depend upon many factors primarily including:
     .  the rate of sales growth and market acceptance of our product lines;
     . the amount and timing of necessary research and development expenditures;
     . the amount and timing of expenditures to sufficiently market and promote our products; and
     .  the amount and timing of any accessory product introductions.

     We intend to use the cash raised from the private sale of shares and the exercise of warrants to the following:
     .   bring SecureScan and SecureView products to market;
     .   continue our product development efforts;
     . expand our sales, marketing and promotional activities for the SecureView line of products; and
     . increase our engineering, production management, quality control, and customer support staff.

     Financing

     We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $2 million and $3 million to fully develop all of our products and launch our expanded business operations in accordance with our current business plan.

     Management intends to finance 2003 operations through an additional equity financing which should be completed by the second quarter of 2003. We cannot assure that this financing will be successful and we may be required to further reduce expenses and scale back our operations.


                  ITEM 7.  FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT





To the Audit Committee of the Board of Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland


      We have audited the accompanying consolidated balance sheet of View Systems, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2003. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Stegman & Company

Baltimore, Maryland
March 26, 2003

                        VIEW SYSTEMS, INC.

                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
  Cash                                                        $      3,229
  Accounts receivable (net of allowance for
    uncollectible accounts of $10,000)                              62,711
  Inventory - finished goods                                       171,326
                                                              -------------

     Total current assets                                          237,266
                                                              -------------
PROPERTY AND EQUIPMENT:
  Equipment                                                        348,385
  Leasehold improvements                                            17,940
  Software tools                                                    34,571
  Vehicles                                                          46,832
                                                              -------------
                                                                   447,728
  Less accumulated depreciation                                    204,247
                                                              -------------

     Net value of property and equipment                           243,481
                                                              -------------
OTHER ASSETS:
  Goodwill                                                         781,248
  Licenses and patents                                           1,626,855
  Due from affiliated entities                                     123,327
  Deposits                                                           2,532
                                                              -------------

     Total other assets                                          2,533,962
                                                              -------------

     TOTAL ASSETS                                             $  3,014,709
                                                              =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $    445,623
  Accrued interest                                                  72,843
  Notes payable                                                    599,450
                                                              -------------

     Total current liabilities                                   1,117,916
                                                              -------------
STOCKHOLDERS' EQUITY:
  Common stock - par value $.001, 50,000,000 shares
    authorized, 44,598,620 shares issued and outstanding            44,598
  Additional paid-in capital                                    13,810,878
  Accumulated deficit                                          (11,958,683)
                                                              -------------

     Total stockholders' equity                                  1,896,793
                                                              -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  3,014,709
                                                              =============

See accompanying notes.

                        VIEW SYSTEMS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     2002          2001
                                                 ------------- -------------
REVENUE:
  Sales                                          $    446,009  $  1,391,929
  Cost of goods sold                                  378,600       572,357
                                                 ------------- -------------

GROSS PROFIT ON SALES                                  67,409       819,572
                                                 ------------- -------------
OPERATING EXPENSES:
  Advertising and promotion                            52,549        46,671
  Amortization - goodwill                                   -       113,135
  Amortization - licenses and patents                 131,739             -
  Bad debts                                           948,432       226,111
  Business development                                345,686       269,540
  Depreciation                                         62,881        60,755
  Directors' fees                                           -       111,316
  Dues and subscriptions                                2,004         5,045
  Insurance                                            31,270        29,328
  Interest                                             24,083        17,421
  Inventory obsolescence                               37,854             -
  Investment loss                                           -        28,000
  Investor relations                                  184,341       231,578
  Loss from abandoned leasehold                             -        17,999
  Miscellaneous expense                                30,008        10,692
  Office expenses                                     108,485        96,992
  Professional fees                                   757,304       402,312
  Rent                                                 58,513       102,611
  Repairs and maintenance                              13,724        14,243
  Research and development                            118,396        26,734
  Salaries and benefits                               981,153       855,212
  Taxes - other                                         2,754         9,151
  Telephone                                            43,262        32,953
  Travel                                               41,042        31,051
  Utilities                                            15,398        18,006
                                                 ------------- -------------

      Total operating expenses                      3,990,878     2,756,856
                                                 ------------- -------------

NET LOSS FOR THE YEAR                            $ (3,923,469) $ (1,937,284)
                                                 ============= =============
LOSS PER SHARE:
  Basic                                          $      (0.11) $      (0.12)
                                                 ============= =============
  Diluted                                        $      (0.11) $      (0.12)
                                                 ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                34,677,576    13,337,333
                                                 ============= =============


See accompanying notes.
                                2

                        VIEW SYSTEMS, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                     Additional                  Total
                         Common      Paid-in       Accumulated   Stockholders'
                         Stock       Capital       Deficit       Equity
                         ----------- ------------- ------------- -------------
Balances at
January 1, 2001          $   11,481  $  7,364,502  $ (6,097,930) $  1,278,053

Sales of common stock
- employees and others        5,500     1,759,500             -     1,765,000

Issuance of common
stock(employee and
other compensation)           2,712       720,522             -       723,234

Issuance of common
stock in exchange for
interest in Milestone
Technology, Inc.                500       274,500             -       275,000

Net loss for the year
ended December 31, 2001           -             -    (1,937,284)   (1,937,284)
                         ----------- ------------- ------------- -------------
Balances at
December 31, 2001            20,193    10,119,024    (8,035,214)    2,104,003

Sales of common stock         8,550     1,283,650             -     1,292,200

Issuance of common
stock (employee and
other compensation)          11,820     1,195,239             -     1,207,059

Issuance of common
stock in exchange for
remaining interest in
Milestone Technology,
Inc.                          3,300     1,019,700             -     1,023,000

Issuance of common
stock in payment of
a note payable                  735       193,265             -       194,000

Net loss for the year
ended December 31, 2002           -             -    (3,923,469)   (3,923,469)
                         ----------- ------------- ------------- -------------
Balances at
December 31, 2002        $   44,598  $ 13,810,878  $(11,958,683) $  1,896,793
                         =========== ============= ============= =============





See accompanying notes.

                        VIEW SYSTEMS, INC.

                     STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002          2001
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (3,923,469) $  (1,927,634)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                        194,620        173,890
  Loss from abandoned leasehold                              -         17,999
  Investment loss                                            -         28,000
  Bad debt expense                                     948,432        226,111
  Employee and other compensation paid
    through the issuance of stock                    1,207,059        723,234
 Changes in operating assets and liabilities:
  Accounts receivable                                  (74,498)    (1,018,974)
  Inventory                                            105,035         39,695
  Deposits and other assets                                  -         (1,700)
  Accounts payable                                      93,496        (55,590)
  Accrued interest                                      11,000         11,000
  Other accrued liabilities                                  -        (31,951)
                                                 -------------- --------------

     Net cash used in operating activities          (1,438,325)    (1,815,920)
                                                 -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                    (27,111)       (34,761)
 Funds advanced to affiliated entities                   7,094              -
 Cash element in Milestone Technology,
   Inc. acquisition                                     58,849              -
                                                 -------------- --------------
     Net cash provided (used) by
      investing activities                              38,832        (34,761)
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Funds advanced (to) from stockholders                  43,230        (70,189)
 Repayment of note payable - bank                       (6,052)       (36,031)
 Proceeds from sales of stock                        1,292,200      1,765,000
                                                 -------------- --------------

     Net cash provided by financing activities       1,329,378      1,658,780
                                                 -------------- --------------

NET DECREASE IN CASH                                   (70,115)      (191,901)

CASH AT BEGINNING OF YEAR                               73,344        265,245
                                                 -------------- --------------

CASH AT END OF YEAR                              $       3,229  $      73,344
                                                 ============== ==============

View Systems, Inc.

For the Years Ended December 31, 2002 And 2001

                                                       2002          2001
                                                 -------------- --------------
Significant noncash investing activities:
 Common stock issued in exchange for net assets
  of Milestone Technology, Inc. as follows:
    Accounts receivable                          $      28,132
    Inventory                                          359,647
    Fixed assets                                           188
    Patents                                          1,317,467
    Accounts payable                                    (6,470)
    Notes payable                                     (703,449)
    Accrued interest                                   (28,843)

 Common stock issued to effect purchase of
  minority interest in Milestone
  Technology, Inc.                               $           -  $     275,000
                                                 ============== ==============
Significant noncash financing activities:
 Common stock issued in payment of note payable  $     194,000  $           -
                                                 ============== ==============
Cash paid during the period for:

  Interest                                       $      15,203  $       6,421
                                                 ============== ==============
  Taxes                                          $           -  $           -
                                                 ============== ==============




See accompanying notes.
                                5

                        VIEW SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

    Basis of Consolidation
    ----------------------

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Milestone Technology, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Revenue Recognition
    -------------------

    The Company recognizes revenue when the product has been shipped. The price of the product is fixed or determinable and collectibility is reasonably assured.

    Accounts Receivable
    --------------------

    Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). All inventory as of December 31, 2002 consisted of finished goods.

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

             Equipment           5 - 7 years
             Software tools          3 years

    Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $62,881 and $60,755, respectively.

    Goodwill
    --------

    Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Effective January 1, 2002 goodwill will no longer be amortized but rather tested for impairment. on an annual basis.

    Licenses and Patents
    --------------------

    The Company has assigned a value to licenses and patents acquired in its acquisition of Milestone which are being amortized on a straight-line basis over a ten-year period.

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

    Advertising
    -----------

    Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $52,549 and $46,671, respectively.

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

    Net Loss Per Common Share
    -------------------------

    Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2002 and 2001 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2.  BUSINESS PLANS

    The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2002 and 2001, the Company incurred net losses of $3,923,469 and $1,937,284, respectively. During 2002 and 2001, the Company implemented a strategy to reduce its cash used in operating activities which included reductions in personnel and facilities expense. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

    To date, the Company has financed its operations primarily through private equity financing. It is management's intention to finance 2003 operations through an additional equity financing which should be completed in the second quarter of 2003. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or the results of operations.

    Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.
Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The adoption of SFAS No. 142 required the cessation of goodwill amortization for 2002 which decreased net loss for 2002 by $113,135.

    Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), issued in October 2001, addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the implementation of SFAS No. 145 to have a material impact on the Company's financial condition or results of operations.

    Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the implementation of SFAS No. 146 to have a material impact on the Company's financial condition or results of operations.

    In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123, effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the implementation of SFAS No. 148 to have a material impact on the Company's financial condition or results of operations.

4.  BUSINESS COMBINATION

    The Company purchased 100% of the common stock of Milestone Technology, Inc. effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December, 2001 in exchange for 500,000 shares of the Company's common stock. In March, 2002 the Company acquired the remaining 94% of Milestone for 3,300,000 shares of the Company's common stock. Based on the market value of the Company's common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

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

    Summarized unaudited financial statements for Milestone Technology, Inc. as of and for the year ended December 31, 2001 are as follows:


                    MILESTONE TECHNOLOGY, INC.

                          BALANCE SHEET
                     AS OF DECEMBER 31, 2001
                           (UNAUDITED)

                              ASSETS


  Current assets                                      $     200,043
  Fixed assets                                                  188
  Other assets                                              177,127
  Licenses and patents                                      264,000
                                                      --------------

     TOTAL ASSETS                                     $     641,358
                                                      ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable - current                             $      84,000
  Other current liabilities                                 300,768
  Notes payable to stockholders                             277,750
  Notes payable - long-term                                 160,000
                                                      --------------

     Total liabilities                                      822,518

  Stockholders' equity                                     (181,160)
                                                      --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     641,358
                                                      ==============



                    STATEMENTS OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 2001
                           (UNAUDITED)


  Revenue                                             $      21,667

  Operating expenses                                        134,608
                                                      --------------

    Net loss for the year                             $    (112,941)
                                                      ==============

    The intangible asset of $1,758,594 created by the Milestone Technology, Inc. acquisition was assigned entirely to licenses and patents owned by Milestone. This intangible is being amortized over its estimated useful life of 10 years on a straight-line basis.

5.  INVESTMENTS

    The Company also owns approximately 14% of the common stock of a privately held entity known as MediaComm Broadcasting Systems, Inc. As of December 31, 2001 the Company determined that its investment had little or no value. Accordingly, the Company has reflected its original investment of $28,000 as a loss on the accompanying financial statements.

6.  DUE FROM AFFILIATED ENTITIES

    The Company has advanced non-interest bearing funds of $98,458 as of December 31, 2002 to a related corporation, View Technologies, Inc. which is controlled by the chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.

    The Company has advanced non-interest bearing funds to one of its officers in the amount of $24,869 as of December 31, 2002. There are no repayment terms associated with this advance.

7.  NOTES PAYABLE

    Notes payable as of December 31, 2002 consist of the following:

      Note payable - due to commercial bank - due in
      monthly installments of $5,000 which includes
      principal and interest at 6% per annum                     $  245,000

      Note payable - due former stockholder of Milestone
      Technology, Inc. without interest due upon demand             244,450

      Notes payable - due former stockholder of Xyros
      Technology, due upon demand interest at 10% per annum         110,000
                                                                 -----------

                                                                 $  599,450
                                                                 ===========

    The note payable due to a commercial bank is personally guaranteed by a former stockholder of Milestone Technology, Inc.

    The note payable due to former stockholder of Milestone Technology, Inc. is in default under the terms of the original agreement. The Company is currently negotiating to adjust the terms of the note agreement.

    The notes payable due former stockholder of Xyros Technology, which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

8.  INCOME TAXES

    The components of the net deferred tax asset and liability as of December 31, 2002 are as follows:

         Effect of net operating loss carryforward              $ 3,758,000
         Less valuation allowance                                (3,758,000)
                                                                ------------
         Net deferred tax asset (liability)                     $         -
                                                                ============

9.  OPERATING LEASES

    The Company leases its office headquarters located in Denver, Colorado. The Company has a 39-month noncancelable operating lease, expiring in August, 2005. Base rent is $3,076 with an automatic annual rent escalator of 5%. Rent expense was $20,038 for the year ended December 31, 2002.

    The Company also leases office and warehouse space in Baltimore, Maryland under a five-year noncancelable operating lease, expiring August, 2005. Base rent is $2,250 per month with an annual rent escalator of 3%. Rent expense was $27,540 for the year ended December 31, 2002.

    The Company also leases office space in Blackfoot, Idaho under a month-to-month lease agreement. Rent is $1,215 a month and resulted in rent expense of $10,935 for the year ended December 31, 2002.

    The following is a schedule by year, of approximate future minimum lease payments required under these leases:

          Year ending December 31:
               2003                $  66,356
               2004                   69,108
               2005                   47,605
               2006 and thereafter         -
                                   ----------
           Total minimum future
           rental payments         $ 183,069
                                   ==========

10. STOCK-BASED COMPENSATION

    During the year ended December 31, 2002 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

    Restricted Stock Grants
    -----------------------

    The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers, and directors at the discretion of the Board of Directors. During 2002 and 2001 the Company issued the following shares under this Plan and additional shares at the discretion of the Board of
Directors:


                                   2002                     2001
                          ------------------------- -------------------------
                          Number       Expense      Number       Expense
                          of Shares    Recognized   of Shares    Recognized
                          ------------ ------------ ------------ ------------

Officers and employees      4,950,000  $   495,000    1,607,500  $   438,044

Independent contractors
  and consultants           6,870,589      687,059    1,104,500      285,190
                          ------------ ------------ ------------ ------------

                           11,820,589  $ 1,182,059    2,712,000  $   723,234
                          ============ ============ ============ ============

    Officers' and employees' compensation was based on the fair market value of the common stock issued on the date of grant less a discount of 10% due to the restricted nature of the grant. Independent contractors and consultants expense was based on the estimated value of services rendered.

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

    A summary of the Company's stock option activity and related information for the year ended December 31, 2002 is as follows:

                                                   2002
                                 --------------------------------------------
                                 Common       Weighted
                                 Stock        Average         Range of
                                 Options      Exercise Price  Exercise Prices
                                 ------------ --------------- ---------------
Outstanding at beginning of year     107,690  $      1.63     $.01 - $2.07

  Granted                                  -            -                -
  Exercised                                -            -                -
  Expired/cancelled                        -            -                -
                                 ------------ --------------- ---------------

Outstanding at end of year           107,690  $      1.63     $.01 - $2.07
                                 ============ =============== ===============

                                                   2001
                                 --------------------------------------------
                                 Common       Weighted
                                 Stock        Average         Range of
                                 Options      Exercise Price  Exercise Prices
                                 ------------ --------------- ---------------
Outstanding at beginning of year     107,690  $   1.63        $ 0.01 - $2.07

  Granted                                  -         -                    -
  Exercised                                -         -                    -
  Expired/cancelled                        -         -                    -
                                 ------------ --------------- ---------------
Outstanding at end of year           107,690  $   1.63        $ 0.01 - $2.07
                                 ============ =============== ===============


    The Company has issued warrants to purchase the Company's stock as follows:
                                                   2002
                                 --------------------------------------------
                                 Common       Weighted
                                 Stock        Average         Range of
                                 Warrants     Exercise Price  Exercise Prices
                                 ------------ --------------- ---------------
Outstanding at beginning of year   3,850,000  $      .49      $ .20 - $.70

  Granted                                  -           -            -
  Exercised                       (3,850,000)        .49      $ .20 - $.70
  Expired/cancelled                        -           -            -
                                 ------------ --------------- ---------------

 Outstanding at end of year                -  $        -      $     -
                                 ============ =============== ===============


The Company has issued warrants to purchase the Company's stock as follows:



                                                       2001
                                 --------------------------------------------
                                 Common       Weighted
                                 Stock        Average         Range of
                                 Warrants     Exercise Price  Exercise Prices
                                 ------------ --------------- ---------------
Outstanding at beginning of year   2,989,000  $      1.97     $ 0.01 - $2.07
  Granted                          8,250,000          .48        .20  -  .70
  Exercised                       (4,600,000)         .32        .20  -  .40
  Expired/cancelled               (2,789,000)           -             -
                                 ------------ --------------- ---------------
 Outstanding at end of year        3,850,000  $       .49     $  .20  -$ .70
                                 ============ =============== ===============

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. There were no stock options granted during the year ended December 31, 2002 and 2001.

11. PROFESSIONAL FEES

    The Company engages both technical and business consultants, as well as accountants and attorneys, throughout the year for business support and required services. Professional fees consist of the following for the years ended December 31, 2002 and 2001:

                                                2002           2001
                                           -------------- -------------

            Accounting                     $      70,907  $     68,689
            Legal                                 54,152       211,424
            Management                           514,129        95,465
            Programming                          118,116        26,734
                                           -------------- -------------
                                           $     757,304  $    402,312
                                           ============== =============
12. POTENTIAL LITIGATION

    The Company is currently in default of its debt agreement with former stockholders of Milestone Technology, Inc. In connection with this default those stockholders have threatened litigation which includes the recision of the Milestone Technology, Inc. acquisition. Management has negotiated a settlement agreement for which the final details are being brought to resolution. As a result of these negotiations, management believes that there will be no adverse consequences as a result of this potential litigation.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change, or disagreement with, our principal independent accountants during the past two fiscal years.

                             PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; SECTION 16(a) COMPLIANCE

     The table below lists the name, age, and position of each of our executive officers and directors. Our bylaws provide for a board of directors consisting of up to seven persons. The term of office of each director is one year or until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. We currently have a vacancy in the office of president and secretary of the company. Biographical information for each officer and director is also provided below. There are no family relationships between or among any of our directors and executive officers.

Name                    Age   Position                Director Since
-----                  ----   ---------               --------------
Gunther Than            55    CEO and Director        September 1998
Dr. Michael L. Bagnoli  47    Director                May 1999
Dr. Martin Maassen      60    Director                May 1999
William D.  Smith       67    Director, Secretary     February 2003

     Gunther Than- Gunther Than has served as our President and Chief Executive Officer since September 1998. He also served as Chairman of the Board from September 1998 to April 2000, and as a director since April 2000. From 1994 - 1998, Mr. Than was the founder, President and CEO of RealView Systems, Inc. and View Technology, Inc., software developers. Mr. Than continues as President, CEO and director of View Technology, Inc. Prior to founding RealView Systems, Inc., Mr. Than held a variety of executive business management positions. Mr. Than is a graduate of the University of Wisconsin, with a dual degree in engineering physics and applied mathematics.

     Dr. Martin Maassen- Dr. Maassen became a Director in May 1999, then was appointed as our Chairman of the Board in April 2000. In September 2002 he was relieved of his duties as Chairman of the Board. He is board-certified in internal medicine and emergency medicine and has served as a staff physician since 197 in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

     Dr. Michael L. Bagnoli-   Dr. Bagnoli became a Director in May 1999.  He
holds degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery for a physician group in Lafayette, Indiana. In his practice he introduced arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction. Dr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

     William D. Smith - Mr. Smith was appointed as a Director, Secretary and Chairman of our Audit Committee on February 11, 2003. He retired in 1984 from McGraw-Hill Information Systems Company and from 1995 to 1997 he has been Chairman of the Board of View Technologies, Inc. He has been employed as a industrial engineer and he founded Numerax, Inc. which became a wholly owned subsidiary of McGraw-Hill Information Company in 1984.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, and representations from reporting persons that Forms 5 were required, we believe Mr. Than filed late Forms 4 related to 13 transactions.

                 ITEM 10.  EXECUTIVE COMPENSATION

   The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE


                       Annual Compensation
                       -------------------

Name and principal        Fiscal
position                  Year    Salary        Bonus        Other
---------------------     -----   ----------    -----------  --------------
Gunther Than              2002    $ 18,000      $  0         $        0
CEO, Treasurer            2001      96,000         0            110,400 (1)
Director                  2000      96,000         0            110,400 (1)

Dr. Michael L. Bagnoli    2002           0         0                  0
Director                  2001           0         0                  0
                          2000           0         0                  0

Dr. Martin Maassen        2002           0         0                  0
Director                  2001           0         0                  0
                          2000           0         0                  0

Bruce Bradley             2002           0         0                  0
Former Chairman           2001           0         0                  0
of the Board              2000           0         0                  0

Paul J. Reep              2002      75,000         0                  0
Former President          2001           0         0                  0
                          2000           0         0                  0

     (1) Represents annual payment of 480,000 shares of our common stock valued at $0.23 per share

Compensation of Directors

     We compensate our independent directors, Messrs. Maassen and Bagnoli, with 5,000 shares of our common stock for each month of service. We do not have any arrangement for compensating our directors in cash for the services they provide in their capacity as directors, including services for committee participation or for special assignments.

Employment Contracts

     Under our outstanding employment and consulting agreements, we are obligated to pay Mr. Than $96,000 per year in salary and fees during calendar year 2002. If we terminate the employment of Mr. Than because of merger, acquisition or change in control, we will be obligated to pay him approximately $2,000,000 in severance payments. Mr. Than entered into an Executive Employment Agreement with us to serve as our President and Chief Executive Officer, effective June 1, 1999. This agreement does not have a specific term, but is terminable by either party on 60 days written notice.
He is also entitled to compensation in the amount of $10,000 per month and an annual payment of 480,000 shares of our common stock. If the termination is without cause, Mr. Than would be entitled to a severance of three years base salary plus the bonus, if
any, received in the year prior to termination.   Mr. Than has a covenant not
to compete with the company or to solicit any employee or client of the company for a period of one year after any termination of the agreement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of each of our executive officers; each of our directors; and all executive officers and directors as a group. We are unaware of any person or group that beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 45,620,619 outstanding shares as of March 27, 2003, and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

                            Amount and
Name and address of         nature of                Percent of
beneficial owner            beneficial ownership     class
-----------------           ---------------------    ----------
Gunther Than                      4,480,423 (1)        9.8%
7717 West 6th Avenue
Lakewood, Colorado 80205

Dr. Michael L. Bagnoli              470,000 (2)        1.0%
40 Redwood Court
Larayette, Indiana 47905

Dr. Martin Maassen                2,239,784            4.9%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Paul J. Reep                      2,000,000            4.4%
7717 West 6th Avenue
Lakewood, Colorado 80205

William D. Smith                     50,000          Less than 1%
2608 Creswell Road
Bel Air, Maryland 21015

Directors and officers            9,240,207           20.3%
as a group

     (1) Mr. Than owns 4,310,423 shares and his spouse owns 170,000.
     (2) Mr. Bagnoli owns 400,000 shares, his spouse owns 40,000 shares, and he beneficially owns 30,000 shares as trustee of a trust.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

     During the year ended December 31, 2002, we advanced $98,458 to View Technologies, Inc. which is controlled by Gunther Than, our Chief Executive Officer and director. There are no formal repayment terms associated with this advance. View Systems and View Technologies, Inc. have entered into various transactions throughout the year to provide working capital to one another when necessary.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
2.1 View Systems, Inc. Acquisition Agreement and Plan of Reorganization with Eastern Tech Manufacturing Corp (1)
3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (1)
3.2      By-Laws of View Systems, Inc. (1)
10.1     View Systems, Inc. 2000 Restricted Share Plan (2)
10.2     View Systems, Inc. Employment Agreement with Gunther Than. (1)
21.1     Subsidiaries of Registrant
23.1     Consent of Stegman & Company to incorporation by reference to other filings.
99.1     Section 1350 certification
------------------------------------------
     (1) Incorporated by reference from registrant's registration statement on Form SB-2 filed with the commission on January 11, 2000
     (2) Incorporated by reference to registrant's definitive proxy statement on Schedule 14a, dated May 3, 2000.

Reports on Form 8-K

     On March 28, 2003, we filed an current report on Form 8-K, dated March 21, 2003, under Item 5 we announced the resignation of directors and officers.


                 ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 28, 2003, our CEO and principal financial officer, Gunther Than, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Than did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.
                                35

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                            View Systems, Inc.



                                 /s/ Gunther Than
Date: March 31, 2003        By:___________________________________________
                               Gunther Than
                               CEO, Principal Financial Officer, Treasurer
                               and Director


     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                /s/ Dr. Martin J. Maassen
Date: March 31, 2003        By:_______________________________________
                               Dr. Martin J. Maassen
                               Director



                                /s/ William D. Smith
Date: March 31,  2003       By:_______________________________________
                               William D. Smith
                               Director and Secretary






              CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Gunther Than, certify that:

1.   I have reviewed this annual report on Form 10-KSB of View Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             /s/ Gunther Than
Date: March 31, 2003        ____________________________________
                            Gunther Than
                            Chief Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Gunther Than, certify that:

1.   I have reviewed this annual report on Form 10-KSB of View Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                            /s/ Gunter Than
Date: March 31, 2003        ____________________________________
                            Gunther Than
                            Principal Financial Officer