Form 10QSB
period 2003-03-31
VIEW SYSTEMS INC
filed 2003-05-14
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

As of May 15, 2003, the issuer had 45,620,619 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis..............................11

Item 3:  Controls and Procedures...........................................13

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K .................................13

Signatures and Certifications..............................................15




                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        VIEW SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS
           AS OF MARCH 31, 2003 AND DECEMBER 31, 2002


                              ASSETS

                                                     March 31,   December 31,
                                                       2003          2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS:

  Cash                                            $     13,531  $      3,229
  Accounts receivable (net of allowance
   for uncollectible accounts of $10,000
   at March 31, 2003 and December 31, 2002
   respectively.)                                       35,055        62,711
  Inventory                                            157,048       171,326
                                                  ------------- -------------

    Total current assets                               205,634       237,266
                                                  ------------- -------------
PROPERTY AND EQUIPMENT:
  Equipment                                            348,385       348,385
  Leasehold improvements                                17,940        17,940
  Software tools                                        34,571        34,571
  Vehicles                                              46,832        46,832
                                                  ------------- -------------
                                                       447,728       447,728
  Less accumulated depreciation                        219,967       204,247
                                                  ------------- -------------

     Net value of property and equipment               227,761       243,481
                                                  ------------- -------------
OTHER ASSETS:
  Goodwill                                             781,248       781,248
  Licenses and patents                               1,582,890     1,626,855
  Due from affiliated entities                         118,827       123,327
  Deposits                                               2,532         2,532
                                                  ------------- -------------

    Total other assets                               2,485,497     2,533,962
                                                  ------------- -------------

    TOTAL ASSETS                                  $  2,918,892  $  3,014,709
                                                  ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    429,878  $    445,623
  Accrued interest                                      75,593        72,843
  Notes payable                                        724,450       599,450
                                                  ------------- -------------

    Total current liabilities                        1,229,921     1,117,916
                                                  ------------- -------------

STOCKHOLDERS' EQUITY:
  Common stock-par value $0.001
    50,000,000 shares authorized,
    45,275,619 shares issued and outstanding            45,275             -
    44,598,620 shares issued and outstanding                 -        44,598
  Additional paid-in capital                        13,896,751    13,810,878
  Accumulated deficit                              (12,253,055)  (11,958,683)
                                                  ------------- -------------

    Total stockholders' equity                       1,688,971     1,896,793
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  2,918,892  $  3,014,709
                                                  ============= =============




                      See Accompanying Notes

                        VIEW SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           (UNAUDITED)


                                                      Three Months Ended
                                                  ---------------------------
                                                     March 31,     March 31,
                                                       2003          2002
                                                  ------------- -------------
REVENUE:
  Sales of security systems                       $     46,190  $     60,084
  Sales of weapons detection portals                    19,500             -
                                                  ------------- -------------
     Total sales                                        65,690        60,084
     Cost of goods sold                                 27,536        32,776
                                                  ------------- -------------

GROSS PROFIT ON SALES                                   38,154        27,308
                                                  ------------- -------------
OPERATING EXPENSES:
  Advertising and promotion                                  -         7,971
  Amortization - licenses and patents                   43,965             -
  Business development                                       -        42,494
  Depreciation                                          15,720        15,189
  Dues and subscriptions                                   122             -
  Insurance                                              2,708         9,349
  Interest                                               3,009         4,776
  Investor relations                                         -        34,822
  Miscellaneous expense                                      -         2,800
  Office expense                                        10,456        46,209
  Professional fees                                     77,064        63,540
  Rent                                                  20,587        11,055
  Repairs and maintenance                                    -         2,306
  Research and development                              10,090        53,482

  Salaries and benefits                                131,045       171,445
  Taxes-other                                              150         2,130
  Travel                                                11,348        18,447
  Utilities                                              6,262         5,688
                                                  ------------- -------------

     Total operating expenses                          332,526       491,703
                                                  ------------- -------------

NET LOSS FOR THE PERIODS                          $   (294,372) $   (464,395)
                                                  ============= =============
LOSS PER SHARE:

  Basic                                           $      (0.01) $      (0.02)
                                                  ============= =============

  Diluted                                         $      (0.01) $      (0.02)
                                                  ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 44,937,195    22,713,031
                                                  ============= =============




                     See Accompanying Notes

                        VIEW SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                    March 31,     March 31,
                                                      2003          2002
                                                  ------------- -------------
                                                    (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (294,372) $   (464,395)
  Adjustments to reconcile net loss to net cash
   provided by operating activates:
     Depreciation and amortization                      59,685        15,189
     Changes in operating assets and liabilities:
       Accounts receivable                              27,656        (9,376)
       Inventory                                        14,278       (51,905)
       Accounts payable                                (15,745)      (31,574)
       Accrued interest                                  2,750         2,750
                                                  ------------- -------------

     Net cash used in operating activities            (205,748)     (539,311)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         -       (18,280)
  Funds received from/(advanced to)
    affiliated entities                                  4,500       (16,000)
  Cash element in Milestone Acquisition                      -         2,449
                                                  ------------- -------------
     Net cash provided by (used in)
     investing activities                                4,500       (31,831)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds received from/(advanced to) stockholders       125,000       (45,000)
  Repayment of note payable-bank                             -        (6,052)
  Proceeds from sales of stock                          86,550       595,000
                                                  ------------- -------------

     Net cash provided by financing activities         211,550       543,948
                                                  ------------- -------------

NET INCREASE (DECREASE) IN CASH                         10,302       (27,194)

CASH AT BEGINNING OF PERIOD                              3,229        73,344
                                                  ------------- -------------

CASH AT END OF PERIOD                             $     13,531  $     46,150
                                                  ============= =============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Common stock issued in exchange for net assets
   of Milestone Technology, Inc. as follows:
      Accounts receivable                                    -        28,132
      Inventory                                              -       359,647
      Fixed assets                                           -           188
      Patents                                                -     1,228,254
      Accounts payable                                       -        (6,470)
      Notes payable                                          -      (314,200)





                      See Accompanying Notes

                        VIEW SYSTEMS, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD ENDED JANUARY 1, 2002 TO MARCH 31, 2003


                                     Additional                  Total
                         Common      Paid-in       Accumulated   Stockholders'
                         Stock       Capital       Deficit       Equity
                         ----------- ------------- ------------- -------------
Balances at
January 1, 2002          $   20,193  $ 10,119,024  $ (8,035,214) $  2,104,003

  Sales of common stock       1,740       593,260             -       595,000

  Issuance of common
   stock in exchange for
   interest in Milestone
   Technology, Inc.           3,300     1,019,700             -     1,023,000


  Net loss for the three
   months ended March 31,
   2002                           -             -      (464,395)     (464,395)
                         ----------- ------------- ------------- -------------
Balances at  March 31,
 2002 (Unaudited)            25,233    11,731,984    (8,499,609)    3,257,608

  Sales of common stock       6,810       690,390             -       697,200

  Issuance of common
   stock (employee and
   other compensation)       11,820     1,195,239             -     1,207,059

  Issuance of common
    stock in payment
    of a note payable           735       193,265             -       194,000

  Net loss for the period
   of April 1, 2002 to
   December 31, 2002              -             -    (3,459,074)   (3,459,074)
                         ----------- ------------- ------------- -------------
Balances at
 December 31, 2002           44,598    13,810,878   (11,958,683)    1,896,793

  Sales of common stock         677        85,873             -        86,550

  Net loss for the three
   months ended March
   31, 2003                       -             -      (294,372)     (294,372)
                         ----------- ------------- ------------- -------------
Balances at March 31,
 2003 (Unaudited)        $   45,275  $ 13,896,751  $(12,253,055) $  1,688,971
                         =========== ============= ============= =============





                      See Accompanying Notes

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

    Basis of Presentation
    ---------------------

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

    Basis of Consolidation
    ----------------------

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Milestone Technology, Inc. ("Milestone").
All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Revenue Recognition
    -------------------

    The Company and its subsidiaries recognize revenue and the related cost of goods sold upon shipment of the product, the price of the product is fixed or determinable and collectibility is reasonably assured.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). The inventory at March 31, 2003 and December 31, 2002 consists entirely of weapons detection portals.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

            Equipment                5-7 years
            Software tools             3 years

    Repairs and maintenance charges, which do not increase the useful lives of assets, are charged to operations as incurred. Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $15,720 and $15,189 respectively.

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

    Advertising
    -----------

    Advertising costs are charged to operations as incurred. Advertising costs for the three months ended March 31, 2003 and 2002 were $0, and $7,971 respectively.

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

    Goodwill
    ---------

    Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Effective January 1, 2002 goodwill will no longer be amortized but rather tested for impairment on an annual basis.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003

    Licenses and Patents
    ---------------------

    The Company has assigned a value to licenses and patents acquired in its acquisition of Milestone which are being amortized on a straight-line basis over a ten-year period.

    Net Loss Per Common Share
    -------------------------

    Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share
("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three months ended March 31, 2003 and 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

    Segment Reporting
    -----------------

    The company has determined that it does not have any separately reportable operating segments as of March 31, 2003.

    New Accounting Pronouncements
    -----------------------------

    In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employees compensation from the intrinsic method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosures provision of SFAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25.

2.  FINANCIAL CONDITION

    Since its inception, the Company has incurred significant losses and as of March 31, 2003 had an accumulated deficit of $12 million. The Company believes that it will incur operating losses for the foreseeable future.
There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its projected sales revenue and anticipated equity infusions will be sufficient to sustain operations through March 31, 2004.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consist of the following:

                             March 31, 2003             December 31, 2002
                          -------------------------- ------------------------
                Average   Gross                      Gross
                Life      Carrying     Accumulated   Carrying     Accumulated
                (Years)   Amount       Amortization  Amount       Amortization
                --------  ------------ ------------- ------------ ------------
Amortized
intangible
assets:

   Licenses
   and patents    10.0   $ 1,758,594  $    175,704  $  1,758,594  $   131,739
                         ============ ============= ============= ============
Intangible
assets not
subject to
amortization:

   Goodwill              $ 1,346,972  $    565,724  $  1,346,972  $   565,724
                         ============ ============= ============= ============
    Amortization expense for the three months ended March 31, 2003 was $43,965.

    Estimated amortization expense for each of the following years ending on December 31, is as follows (in thousands):

            2003       $ 175,860
            2004         175,860
            2005         175,860
            2006         175,860
            2007         175,860

     In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the View System's plans and expectations. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include but are not limited to economic conditions generally and in the market which View Systems may participate; competition within View Systems's chosen market and failure by View Systems to successfully develop business relationships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Since start-up of operations in September 1998, we have devoted most of our resources to the development of digital video surveillance products. We have generated limited revenues from our digital video products to date, but are expanding our sales and distribution network. We have incurred losses for the past two fiscal years and have an accumulated deficit of $12,253,055 at the three month period ended March 31, 2003. Management believes we will incur operating losses for the foreseeable future. However, management expects projected sales revenues and anticipated equity infusions to be sufficient to sustain operations through March 31, 2004.

     We have worked diligently to make engineering design changes to the CWD product to accommodate the price points required by competitive pressures.
The engineering design changes required locating new sources for components and limited field testing. Demonstration of the product involves the shipping of a large bulky archway and a highly trained technical staff, consequently sales cycle times are lengthy.

Acquisition Treatment

     In December of 2001 we entered into a joint venture agreement with Milestone Technology, Inc., an Idaho corporation, to develop its concealed weapons detection portal. As part of the agreement we issued 500,000 shares of View Systems common stock for a 6% interest in Milestone Technology and the rights to the concealed weapons detection technology. Then on March 25, 2003, View Systems acquired the remaining 94% interest of Milestone Technology in exchange for 3,300,000 common shares. This acquisition was valued at approximately $1,298,000 and was accounted for under the purchase method of accounting. Accordingly, Milestone Technology's results of operation have been included with View Systems from the closing date in March 2003 and its consolidated assets and liabilities have been recorded at their fair values on the same date.

Results Of Operations

     The following discussion and analysis should be read in conjunction with our unaudited financial statements and the accompanying notes for the three month period ended March 31, 2003 and 2002, which are included in this report.


     Revenue -- For the three months ended March 31, 2003, our first quarter, revenues from sales of our products increased $5,606, or 9%, to $65,690 from $60,084 in the same period last year. This is largely due to our shift in focus from purely digital video storage recorders to the introduction of our SecureScan Concealed Weapons Detection system. Due to this shift in focus, we don't believe revenue comparisons of the quarters is relevant nor indicative
of future SecureScan sales.   The sales cycles in the new market we are
addressing are long and require the approval of highly bureaucratic decision makers. In contrast, the price points and margins are many multiples larger.

     Costs Of Goods Sold -- Cost of products and services sold consist principally of the costs of hardware components and supplies. We generally operate through resellers who install and service the units. These hardware costs were $27,536 for the 2003 first quarter and represented 42% of revenue for the period, compared to $32,776 for the 2002 first quarter which represents 55% of revenues for that period. Because of our low sales volume during the 2003 first quarter, we do not consider the costs of goods sold in the 2002 first quarter to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We have been working on engineering changes in our SecureScan products that we expect will lower component costs for these products. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold.

     Gross profit -- Gross profit on sales for the 2003 first quarter increased $10,846, or 40%, to $38,154 compared with $27,308 in the 2002 first quarter. Gross profit margin for 2003 first quarter was 58% compared with 45% in the 2002 first quarter. Because of low net sales we achieved in 2003 first quarter, for reasons explained in the previous paragraph under "Revenue", we do not believe gross profit margin comparisons are meaningful at this state of our operations.

     Total Operating Expense -- Operating expenses for the 2003 first quarter decreased to $332,526, compared with $491,703 for the comparable 2002 quarter. The decrease is principally due to a general scale back of expenses primarily in business development expenses and salaries. Amortization expense associated with the value of licenses and patents amounted to $43,965 for the 2003 first quarter compared to no amortization expense in the same period last year. Salaries and benefits were $131,045 in the 2003 first quarter compared to $171,445 in the 2002 first quarter.

     We spent $10,090 on research and development for 2003 first quarter as compared with $53,482 in the same quarter last year. The design changes in the production facility will allow our margins to double and possibly triple. Currently, we purchase the Concealed Weapons Detection portal for about 60% of our selling price.

     Net Loss -- As a result of the foregoing, our net loss was $294,372 for the 2003 first quarter compared to a net loss of $464,395 for 2002 first quarter. We incurred approximately $294,372 of net operating loss carry forwards for the 2003 first quarter, which may be used to offset taxable income and income taxes in future years. Our net loss per weighted average outstanding share was $0.007 for the 2003 first quarter compared to $0.02 for the 2002 first quarter.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements primarily through equity transactions. We received $13,896,751 since inception through the issuance of our common stock. We are not currently generating sufficient cash from our operations to finance our business and will continue to need to raise capital from other sources. At March 31, 2003, we had total assets of $2,918,892 compared to total assets of $3,014,709 at December 31, 2002. Total current liabilities were $1,229,921 at March 31, 2003 compared to $1,117,916 at December 31, 2002. This resulted in stockholders' equity of $1,688,971 compared to $1,896,793 at December 31, 2002.

     During the three months ended March 31, 2003, our cash increased from $3,229 at December 31, 2002, to $13,531 at March 31, 2003. Net cash used in operating activities was $205,748 for 2003 first quarter, including decreases in accounts receivable of $27,656, decreases in inventory of $14,278, and decreases in accounts payable of $15,745.

     Net cash generated from financing activities during the 2003 first quarter was $211,550, consisting of proceeds received from sales of stock of $86,550 and loans from a shareholder of $125,000. During the 2002 first quarter net cash generated from financing was $543,945 and was primarily the result of proceeds from sales of our common stock.

     As a result of the foregoing, at March 31, 2003 we had negative working capital of $1,024,287, including $35,055 in net trade accounts receivable and $157,048 in inventory. We have provided and may continue to provide payment term extensions to certain customers from time to time. As of March 31, 2003 we have not granted material payment term extensions.

Commitments and Contingent Liabilities

     Our commitments include operating leases and accounts payable. At December 31, 2002, future minimum payments for operating leases were $183,069 through 2006. Notes payable of $724,450 are outstanding at March 31, 2003. Also, our accounts payable at March 31, 2003 were $429,878.

Financing

     We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment lease lines for certain capital expenditures. We currently estimate we will need between $1 million and $2 million to fully develop all of our products and launch our expanded business operations in accordance with our current business plan.

     Management intends to finance our 2003 operations through additional equity financing expected to be completed by the second quarter of 2003. Any proceeds we may receive from these equity transactions will be used for business operations. We cannot assure that this financing will be successful and we may be required to further reduce expenses and scale back our operations.

ITEM 3: CONTROLS AND PROCEDURES

     We rely internal controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 5, 2003, our CEO and principal financial officer, Gunther Than, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Than did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                   PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
3.2 By-Laws of View Systems, Inc. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
10.1 View Systems, Inc. 2000 Restricted Share Plan (Incorporated by reference to definitive proxy statement on Schedule 14a, dated May 3, 2000)

10.2          View Systems, Inc. Employment Agreement with Gunther Than.
              (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
21.1 Subsidiaries of Registrant (Incorporated by reference to Form 10-KSB, filed March 31, 2003 3)
99.1          Section 1350 certification

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


                              VIEW SYSTEMS, INC.




Date: May 13, 2003            /s/ Gunther Than
                          By:_______________________________________________
                             Gunther Than
                             CEO, Principal Financial Officer, Treasurer and Director


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


                               /s/ Gunther Than
Date: May 13, 2003            ____________________________________
                              Gunther Than, Chief Executive Officer



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


                               /s/ Gunther Than
Date: May 13, 2003             ____________________________________
                               Gunther Than, Principal Financial Officer