Form 10QSB
period 2003-06-30
VIEW SYSTEMS INC
filed 2003-08-13
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

| | TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                                      59-2928366
(State of incorporation)                 (I.R.S. Employer Identification No.)

                         1100 Wilso Drive
                    Baltimore, Maryland 21223
             (Address of principal executive offices)

                          (410) 646-3000
                   (Issuer's telephone number)

                7717 West 6th Avenue, Suite A & B
                     Lakewood, Colorado 80205
                         (Former address)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No   [ ]

As of July 28, 2003, the issuer had 45,620,619 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.........................................3

Item 2:  Management's Discussion and Analysis........................11

Item 3:  Controls and Procedures.....................................13

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................13

Item 5:  Other Information ..........................................14

Item 6:  Exhibits and Reports on Form 8-K ...........................14

Signatures ..........................................................15







                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period. These statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2002 which was filed with the Securities and Exchange Commission on March 31, 2003.

                        VIEW SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 2003 AND DECEMBER 31, 2002


                              ASSETS
                                                                December 31,
                                                  June 30, 2003     2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                            $      3,056  $      3,229
  Accounts receivable (Net of allowance for
    uncollectible accounts of $10,000 at
    June 30, 2003 and December 31, 2002                130,066        62,711
  Inventory                                             99,940       171,326
                                                  ------------- -------------

     Total current assets                              233,062       237,266
                                                  ------------- -------------
PROPERTY AND EQUIPMENT:
  Equipment                                            348,385       348,385
  Leasehold improvements                                17,940        17,940
  Software tools                                        34,571        34,571
  Vehicles                                              46,832        46,832
                                                  ------------- -------------
                                                       447,728       447,728
  Less accumulated depreciation                        235,687       204,247
                                                  ------------- -------------

     Net value of property and equipment               212,041       243,481
                                                  ------------- -------------
OTHER ASSETS:

  Goodwill                                             781,248       781,248
  Licenses and patents                               1,538,925     1,626,855
  Due from affiliated entities                         118,827       123,327
  Deposits                                               2,532         2,532
                                                  ------------- -------------

     Total other assets                              2,441,532     2,533,962
                                                  ------------- -------------

     TOTAL ASSETS                                 $  2,886,635  $  3,014,709
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    377,544  $    445,623
  Accrued interest                                      78,343        72,843
  Notes payable - related entities                     916,950       599,450
                                                  ------------- -------------

     Total current liabilities                       1,372,837     1,117,916
                                                  ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock-par value $0.001
    50,000,000 shares authorized,
    45,275,619 shares issued and outstanding           45,275              -
    44,598,620 shares issued and outstanding                 -        44,598
  Additional paid-in capital                        13,896,751    13,810,878
  Accumulated deficit                              (12,428,228)  (11,958,683)
                                                  ------------- -------------

     Total stockholders' equity                      1,513,798     1,896,793
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  2,886,635  $  3,014,709
                                                  ============= =============





                     See Accompanying Notes.


                          VIEW SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTH PERIODS ENDED
                 JUNE 30, 2003 AND DECEMBER 31, 2002
                             (Unaudited)


                                    Three Months Ended            Six Months Ended
                               ----------------------------- -----------------------------
                               June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                               -------------- -------------- -------------- --------------
REVENUE:
  Sales of security systems    $      53,568  $      71,512  $      99,758  $     131,596
  Sales of weapons
    detection portals                 92,917              -        112,417              -
                               -------------- -------------- -------------- --------------

      Total sales                    146,485         71,512        212,175        131,596
      Cost of goods sold              67,454         39,338         94,990         72,114
                               -------------- -------------- -------------- --------------

GROSS PROFIT ON SALES                 79,031         32,174        117,185         59,482
                               -------------- -------------- -------------- --------------
OPERATING EXPENSES:
  Advertising and promotion           11,872          1,139         11,872          9,110
  Amortization                        43,965              -         87,930              -
  Bad debts                                -        234,809              -        234,809
  Business development                29,892         27,763         29,892         70,257
  Depreciation                        15,720         15,189         31,440         30,378
  Dues and subscriptions                   -              -            122              -
  Insurance                            4,380          7,146          7,088         16,495
  Interest                             2,957          6,878          5,966         11,654
  Investor relations                  16,119         17,007         16,119         51,829
  Miscellaneous expense                4,891          7,135          4,891          9,935
  Office expense                      19,985         49,331         30,441         95,540
  Professional fees                  (36,595)       257,651         40,469        321,191
  Rent                                17,193         15,213         37,780         26,268
  Repairs and maintenance                  -          1,758              -          4,064
  Research and development             1,342         21,404         11,432         74,886
  Salaries and benefits              112,021        123,581        243,066        295,026
  Taxes-other                          2,140             20          2,290          2,150
  Travel                               3,401         12,332         14,749         30,779
  Utilities                            4,921          2,957         11,183          8,645
                               -------------- -------------- -------------- --------------

      Total operating expenses       254,204        801,313        586,730      1,293,016
                               -------------- -------------- -------------- --------------

NET LOSS FOR THE PERIOD        $    (175,173) $    (769,139) $    (469,545) $  (1,233,534)
                               ============== ============== ============== ==============
LOSS PER SHARE:
  Basic                        $      (0.004) $       (0.03) $       (0.01) $       (0.04)
                               ============== ============== ============== ==============
  Diluted                      $      (0.004) $       (0.03) $       (0.01) $       (0.04)
                               ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING               45,275,619     26,501,289     44,937,195     27,166,289
                               ============== ============== ============== ==============



                       See Accompanying Notes




                          VIEW SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED
                        JUNE 30, 2003 AND 2002

                                                               June 30, 2003  June 30, 2002
                                                               -------------- -------------
                                                                 (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                     $    (469,545) $ (1,233,534)
  Adjustments to reconcile net loss to net cash
    provided by operating activates:
    Depreciation and amortization                                    119,370        30,378
    Bad debt expense                                                       -       234,809
    Employee compensation paid with stock                                  -       214,238
    Changes in operating assets and liabilities:
      Accounts receivable                                            (67,355)       (1,008)
      Inventory                                                       71,386       (60,360)
      Accounts payable                                               (68,079)      (24,414)
      Accrued interest                                                 5,500         5,500
                                                               -------------- -------------

    Net cash used in operating activities                           (408,723)     (834,391)
                                                               -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       -       (21,023)
  Funds advanced (to) from affiliated entities                         4,500       (20,594)
  Cash element in Milestone Acquisition                                    -        52,448
                                                               -------------- -------------

    Net cash provided by investing activities                          4,500        10,831
                                                               -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds advanced (to) from shareholders                              317,500        31,332
  Repayment of note payable-bank                                           -        (6,052)
  Proceeds from sales of stock                                        86,550       753,700
                                                               -------------- -------------

    Net cash provided by financing activities                        404,050       778,980
                                                               -------------- -------------

NET DECREASE IN CASH                                                    (173)      (44,580)

CASH AT BEGINNING OF PERIOD                                            3,229        73,344
                                                               -------------- -------------

CASH AT END OF PERIOD                                          $       3,056  $     28,764
                                                               ============== =============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Common stock issued in exchange for net assets of
    Milestone Technology, Inc. as follows:
    Accounts receivable                                                    -        28,132
    Inventory                                                              -       359,647
    Fixed assets                                                           -           188
    Patents                                                                -     1,323,867
    Accounts payable                                                       -        (6,470)
    Notes payable                                                          -      (703,449)
    Accrued interest                                                       -       (28,343)






                        See Accompanying Notes





                          VIEW SYSTEMS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD ENDED JUNE 30, 2003 AND DECEMBER 31, 2002



                                                  Additional                     Total
                                       Common       Paid-In     Accumulated   Stockholders'
                                        Stock       Capital       Deficit        Equity
                                   ------------- ------------- ------------- -------------
Balances at January 1, 2002        $     20,193  $ 10,119,024  $ (8,035,214) $  2,104,003

  Sales of common stock                   3,415       750,285             -       753,700

  Issuance of common stock in
   exchange for interest in
   Milestone Technology, Inc.             3,300     1,019,700             -     1,023,000

  Issuance of common stock
   (employee and other
    compensation)                           985       213,253             -       214,238

  Net loss for the six months
    ended June 30, 2002                       -             -    (1,233,534)   (1,233,534)
                                   ------------- ------------- ------------- -------------
Balances at June 30, 2002
 (Unaudited)                             27,893    12,102,262    (9,268,748)    2,861,407

  Sales of common stock                   5,135       533,365             -       538,500

  Issuance of common stock
   (employee and other
    compensation)                        10,835       981,986             -       992,821

  Issuance of common stock in
    payment of a note payable               735       193,265             -       194,000

  Net loss for the period of July
    1, 2002 to December 31, 2002              -             -    (2,689,935)   (2,689,935)
                                   ------------- ------------- ------------- -------------

Balances at December 31, 2002            44,598    13,810,878   (11,958,683)    1,896,793

  Sales of common stock                     677        85,873             -        86,550

  Net loss for the six months
   ended June 30, 2003                        -             -      (469,545)     (469,545)
                                   ------------- ------------- ------------- -------------
Balances at June 30, 2003
 (Unaudited)                       $     45,275  $ 13,896,751  $(12,428,228) $  1,513,798
                                   ============= ============= ============= =============






                        See Accompanying Notes




                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

     Basis of Presentation
     ---------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

     Revenue Recognition
     --------------------

     The Company and its subsidiaries recognize revenue and the related cost of goods sold upon shipment of the product, the price of the product is fixed or determinable and collectibility is reasonably assured.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). The inventory at June 30, 2003 and December 31, 2002 consists entirely of weapons detection portals.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

               Equipment                    5-7 years
               Software tools                 3 years

     Repairs and maintenance charges, which do not increase the useful lives of assets, are charged to operations as incurred. Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $31,440 and $30,378, respectively.

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

     Advertising
     -----------

     Advertising costs are charged to operations as incurred. Advertising costs for the six months ended June 30, 2003 and 2002 were $11,872 and $9,110, respectively.

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

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

     Net Loss Per Common Share
     -------------------------

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and six months ended June 30, 2003 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

     Segment Reporting
     -----------------

     The company has determined that it does not have any separately reportable operating segments as of June 30, 2003.

2.   FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of June 30, 2003 had an accumulated deficit of $12.5 million. The Company believes that it will incur operating losses for the foreseeable future.
There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability or sustain operations in the future.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                               June 30, 2003         December 31, 2002
                                          ------------------------- -------------------------
                                  Average    Gross                     Gross
                                   Life     Carrying   Accumulated   Carrying    Accumulated
                                  (Years)    Amount    Amortization   Amount     Amortization
                                  ------- ------------ ------------ ------------ ------------
Amortized intangible assets:
   Licensed and patents             10.0  $ 1,758,594  $   219,669  $ 1,758,594  $   131,739
                                          ============ ============ ============ ============
Intangible assets not subject to
 amortization:
   Goodwill                               $ 1,346,972  $   565,724  $ 1,346,972  $   656,724
                                          ============ ============ ============ ============



                                9

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003



     Amortization expense for the three and six months ended June 30, 2003 was $43,965 and $87,930, respectively.

     Estimated amortization expense for each of the following years ending on December 31, is as follows:

                 2003             $ 175,860
                 2004               175,860
                 2005               175,860
                 2006               175,860
                 2007               175,860

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. The adoption of this standard will not have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards (SFAS) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148) provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard will not have a material impact on the Company's financial statements.

     On May 15, 2003, the FASB issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and is effective May 31, 2003 for all new and modified financial instruments and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this standard did not have a material impact on the Company's financial statements.

     In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the View System's plans and expectations. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include but are not limited to economic conditions generally and in the industry which View Systems participate; competition within View Systems's chosen market and failure by View Systems to successfully develop business relationships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     View Systems designs and develops computer software and hardware used in conjunction with surveillance capabilities. We have incurred losses for the past two fiscal years and have an accumulated deficit of $12,428,228 at June 30, 2003. Management believes we will incur operating losses for the foreseeable future. However, management expects projected sales revenues and anticipated equity infusions and advances from management to be sufficient to provide sufficient funding to sustain operations through June 30, 2004.

     Since start-up of operations in September 1998, we have devoted most of our resources to the development of digital video surveillance products. However, in March 2002 we shifted the focus of our operations to the introduction of our SecureScan Concealed Weapons Detection System. We have worked diligently to make engineering design changes to the Concealed Weapons Detection product to accommodate the price points required by competitive pressures. The engineering design changes required locating new sources for components and limited field testing. In addition, demonstration of the product involves the shipping of a large bulky archway and a highly trained technical staff, consequently, sales cycle times are lengthy.

Acquisition Treatment

     In December of 2001 we entered into a joint venture agreement with Milestone Technology, Inc., an Idaho corporation, to develop its Concealed Weapons Detection portal. As part of the agreement we issued 500,000 shares of View Systems common stock for a 6% interest in Milestone Technology and the rights to the Concealed Weapons Detection technology. Then on March 25, 2002, View Systems acquired the remaining 94% interest of Milestone Technology in exchange for 3,300,000 common shares. This acquisition was valued at approximately $1,298,000 and was accounted for under the purchase method of accounting. Accordingly, Milestone Technology's results of operation have been included with View Systems from the closing date in March 2002 and its consolidated assets and liabilities have been recorded at their fair values on the same date. In May 2003 a controversy arose regarding the ownership of Milestone Technology, Inc. and the Concealed Weapons Detection technology, see, "Part II, Item 1: Legal Proceedings" for further details.

Results Of Operations

     The following discussion and analysis should be read in conjunction with our unaudited financial statements and the accompanying notes for the three and six month periods ended June 30, 2003 and 2002, which are included in this report.

     Sales -- Total sales increased 61.2% from $131,596 for the six month period ended June 30, 2002 to $212,175 for the six month period ended June 30, 2003. Total sales increased 104.8% from $71,512 for the three month period ended June 30, 2002 to $146,485 for the three month period ended June 20, 2003, our 2003 second quarter. These increases in sales are largely due to the addition of sales for our SecureScan Concealed Weapons Detection product. The sales cycles in the concealed weapons detection market are long and require the approval of highly bureaucratic decision makers. However, in contrast to digital video storage, the Concealed Weapons Detection product price points and profit margins are larger.

     Costs Of Goods Sold -- Cost of products and services sold consist principally of the costs of hardware components and supplies. We generally operate through resellers who install and service the units. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold. These costs increased $22,876, or 31.7%, in the 2003 six month period compared to the 2002 six month period. These costs increased $28,116, or 71.5%, for the 2003 second quarter compared to the 2002 second quarter. As our product sales increase we expect that our costs of goods and services sold will decline and stabilize as a percentage of total sales. Also, we have been working on engineering changes in our SecureScan products that we expect will lower component costs for these products.

     Gross Profit -- Gross profit for the 2003 six month period increased $57,703, or 97.0%, compared to the same period in 2002. Gross profit increased $46,857, or 145.6%, for the 2003 second quarter compared to the 2002 second quarter.

     Total Operating Expense -- Total operating expenses for the 2003 six month period decreased $706,286 compared to the 2002 six month period. These expenses decreased $547,109 for the 2003 second quarter compared to the 2002 second quarter. The 2003 decrease is principally the result of a combination of bad debt expense of $234,809 recognized in the 2002 comparable periods and reductions in professional fees, research and development and office expense in the 2003 periods.

     Net Loss -- Our net loss was $469,545 for the 2003 six month period compared to $1,233,534 for the 2002 comparable period. Our net loss was $175,173 for the 2003 second quarter compared to a net loss of $769,139 for 2002 second quarter. Our net loss per diluted weighted average outstanding share was $0.01 for the 2003 six month period compared to $0.04 for the 2002 six month period and was $0.004 for the 2003 second quarter compared to $0.03 for the 2002 second quarter.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements primarily through equity transactions. We are not currently generating sufficient cash from our operations to finance our business and will continue to need to raise capital from other sources. At June 30, 2003 we had negative working capital of $1,139,775. We had total assets of $2,886,635 at June 30, 2003 compared to total assets of $3,014,709 at December 31, 2002. Total current liabilities were $1,372,837 at June 30, 2003 compared to $1,117,916 at December 31, 2002.
This resulted in stockholders' equity of $1,513,798 for the 2003 six month period compared to $1,896,793 at December 31, 2002.

     During the six months ended June 30, 2003, net cash used in operating activities was $408,723 compared to net cash used of $834,391 for the 2002 six month period. Net cash provided by investing activities was $4,500 in the 2003 six month period and was related to advances from affiliated entities. Net cash provided by investing activities was $10,831 in the 2002 six month period and was primarily the result of the acqusition of cash in the Milestone Technology acquisition.

     Net cash provided by financing activities during the 2003 six month period was $404,050, consisting of proceeds received from sales of stock of $86,550 and loans from shareholders of $317,500. During the 2002 six month period net cash generated from financing was $778,980 and was primarily the result of proceeds from sales of our common stock.

     During the six month period ended June 30, 2003 we have relied primarily on our management for cash infusions to sustain operations. These cash infusions are in the form of advances without repayment terms. It is anticipated that we will require additional advances at least until equity financing is arranged. There can be no assurance that these funds will be available in the future

Commitments and Contingent Liabilities

     Our commitments include operating leases and current liabilities. At December 31, 2002, future minimum payments for operating leases related to properties in Colorado, Maryland and Idaho were $183,069 through 2006. Other commitments include notes payable of $916,950 for the 2003 six month period, which are related to notes payable of $354,450 to former shareholders of companies we acquired, $245,000 payable to a commercial bank and $317,500 advanced by shareholders during the 2003 second quarter.

Financing

     We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We currently estimate we will need between $1 million and $2 million to fully develop our products and further expand our business operations. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry. Management intends to finance our operations through additional equity financing, which we expected to complete by the first quarter of 2003. We delayed this financing, but anticipate completion of equity financing before the end of 2003. Any proceeds we may receive from these equity transactions will be used for business operations. We cannot assure that this financing will be successful and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures.

ITEM 3: CONTROLS AND PROCEDURES

     Our CEO and principal financial officer, Gunther Than, has supervised the design and establishment of disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company and its subsidiaries. He reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, Mr. Than evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On May 8, 2003, View Systems, Inc. filed a complaint against Messrs. Steve Williams and Paul Reep, former officers and shareholders of Milestone Technology, Inc. The complaint was filed in the United States District Court for the District of Maryland Division and the controversy is related to the ownership of Milestone Technology, Inc. and the Concealed Weapons Detection System. View Systems claims ownership of Milestone Technology, Inc. and the exclusive licensing rights to the Concealed Weapons Detection System.

     View Systems asked the court to declare it as the beneficial and legal owner of 100% of the outstanding Milestone Technology, Inc. shares pursuant to a purchase contract dated May 24, 2002. View Systems also asked the court to require Messrs. Williams and Reep to complete the conveyance of all of the Milestone Technology, Inc. shares in accordance with the agreement. In addition, View Systems seeks to enjoin Messrs. Williams and Reep from the use, sale, marketing or exploitation of the assets of Milestone Technology, Inc. View Systems also asked the court to enjoin Mr. Williams from acting for or on behalf of Milestone Technology, Inc. Management and counsel negotiated a settlement with Mr. Williams and Milestone Technology, Inc. in July 2003; but we continue to pursue Mr. Reep.

ITEM 5: OTHER INFORMATION

     On July 31, 2003, View Systems, Inc., completed a change of domicile merger moving its domicile from Florida to Nevada. As part of the domicile merger, the following persons were named as directors and officers of View Systems, Inc., Nevada.

     Barry S. Feldman          President and Director
     Gunther Than              Chairman of the Board and Treasurer
     William D. Smith          Secretary and Director
     Dr. Michael L. Bagnoli    Director
     Dr. Martin Maassen        Director

     Barry S. Feldman is 63 years old and in May 2003 joined View Systems as President. From April 2002 to April 2003 he was a partner and Sr. Vice President Corporate Relations for Summit Resource Group. From July 1998 to February 2002 he was Sr. Vice President Corporate Relations for Columbia Financial Group. Mr. Feldman has over 25 years experience with small business corporate restructuring, management and financing. He holds a Bachelors of Science in Business Management from Rutgers University.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation and all Articles of Amendment of View Systems, Inc. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
3.2 By-Laws of View Systems, Inc. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
10.1 View Systems, Inc. Employment Agreement with Gunther Than. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
21.1 Subsidiaries of Registrant (Incorporated by reference to Form 10-KSB, filed March 31, 2003)
31.1    Section 302 Chief Executive Officer Certification
31.2    Section 302 Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     On May 19, 2003, we filed a current report on Form 8-K, dated May 8, 2003, under Item 5, disclosing the initiation of a legal proceeding related to the ownership of Milestone Technology, Inc. No financial statements were filed.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIEW SYSTEMS, INC.

                                      /s/ Barry S. Feldman
Date: August 12, 2003             By: ___________________________________
                                      Barry S. Feldman
                                      President and Director



                                      /s/ Gunther Than
Date: August 12, 2003             By: ___________________________________
                                      Gunther Than
                                      CEO, Principal Financial Officer,
                                      Treasurer and Chairman of the Board