Form 10QSB
period 2003-09-30
VIEW SYSTEMS INC
filed 2003-11-14
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

As of November 11, 2003, View Systems Inc. had 62,330,619 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ..............................................2

Item 2:  Management's Discussion and Analysis..............................12

Item 3:  Controls and Procedures...........................................15

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings.................................................15

Item 2:  Changes in Securities and Use of Proceeds.........................15

Item 5:  Other Information.................................................16

Item 6:  Exhibits and Reports on Form 8-K .................................17

Signatures.................................................................18







                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period. These statements should be read in conjunction with our Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

                        VIEW SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                 September 30,  December 31,
                                                      2003          2002
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                           $     73,810  $      3,229
  Accounts receivable (Net of allowance
    for uncollectible accounts of $10,000
    at September 30, 2003 and December 31,
    2002 respectively.)                               228,042        62,711
  Inventory                                                 -       171,326
                                                 ------------- -------------

     Total current assets                             301,852       237,266
                                                 ------------- -------------
PROPERTY AND EQUIPMENT:
  Equipment                                           348,385       348,385
  Leasehold improvements                               17,940        17,940
  Software tools                                       34,571        34,571
  Vehicles                                             46,832        46,832
                                                 ------------- -------------
                                                      447,728       447,728
  Less accumulated depreciation                       251,407       204,247
                                                 ------------- -------------

     Net value of property and equipment              196,321       243,481
                                                 ------------- -------------
OTHER ASSETS:
  Goodwill                                            781,248       781,248
  Licenses and patents                              1,494,960     1,626,855
  Due from affiliated entities                        118,827       123,327
  Deposits                                              2,532         2,532
                                                 ------------- -------------

     Total other assets                             2,397,567     2,533,962
                                                 ------------- -------------

         TOTAL ASSETS                            $  2,895,740  $  3,014,709
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    260,457  $    445,623
  Accrued interest                                     52,250        72,843
  Notes payable                                       141,500       599,450
                                                 ------------- -------------

     Total current liabilities                        454,207     1,117,916
                                                 ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock-par value $0.001
    100,000,000 shares authorized,
    58,295,619 shares issued and outstanding           58,295             -
    44,598,620 shares issued and outstanding                -        44,598
  Additional paid-in capital                       15,326,844    13,810,878
  Accumulated deficit                             (12,943,606)  (11,958,683)
                                                 ------------- -------------

      Total stockholders' equity                    2,441,533     1,896,793
                                                 ------------- -------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                    $  2,895,740  $  3,014,709
                                                 ============= =============


                      See Accompanying Notes



                             VIEW SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                ------------------         -----------------
                                           September 30,  September 30, September 30, September 30,
                                               2003           2002          2003           2002
                                           ------------- -------------- ------------- -------------
REVENUE:
  Sales of security systems                $     51,806  $     175,061  $    151,564  $    306,657
  Sales of weapons detection portals            187,928         92,480       300,345        92,480
                                           ------------- -------------- ------------- -------------

       Total sales                              239,734        267,541       451,909       399,137
       Cost of goods sold                       132,770        149,747       227,760       221,861
                                           ------------- -------------- ------------- -------------

GROSS PROFIT ON SALES                           106,964        117,794       224,149       177,276
                                           ------------- -------------- ------------- -------------
OPERATING EXPENSES:
  Advertising and promotion                       5,652         22,915        17,524        32,025
  Amortization                                   43,965              -       131,895             -
  Bad debts                                           -        627,821             -       862,630
  Business development                           25,817         23,888        55,709        94,145
  Depreciation                                   15,720         15,189        47,160        45,567
  Dues and subscriptions                              -              -           122             -
  Insurance                                       8,704          8,768        15,792        25,263
  Interest                                        2,940          4,192         8,906        15,846
  Investor relations                              4,281          4,035        20,400        55,864
  Miscellaneous expense                           3,085            973         7,976        10,908
  Office expense                                 19,854         27,266        50,295       122,806
  Professional fees                              27,622        571,517        68,091       892,708
  Rent                                           13,920         11,566        51,700        37,834
  Repairs and maintenance                             -          3,369             -         7,433
  Research and development                       13,745         26,843        25,177       101,729
  Salaries and benefits                         423,532        471,445       666,598       766,471
  Taxes-other                                      (230)             -         2,060         2,150
  Travel                                         11,659          3,037        26,408        33,816
  Utilities                                       2,076          4,596        13,259        13,241
                                           ------------- -------------- ------------- -------------

       Total operating expenses                 622,342      1,827,420     1,209,072     3,120,436
                                           ------------- -------------- ------------- -------------

NET LOSS                                   $   (515,378) $  (1,709,626) $   (984,923) $ (2,943,160)
                                           ============= ============== ============= =============
NET LOSS PER SHARE:
   Basic                                   $      (0.01) $       (0.05) $      (0.02) $      (0.09)
                                           ============= ============== ============= =============
   Diluted                                 $      (0.01) $       (0.05) $      (0.02) $      (0.09)
                                           ============= ============== ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING          46,132,270     34,439,000    45,828,321    31,370,334
                                           ============= ============== ============= =============






                          See Accompanying Notes

                                     4





                             VIEW SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED

                                                              September 30,   September 30,
                                                                  2003            2003
                                                              -------------- --------------
                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $    (984,923) $  (2,943,160)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  179,055         45,567
     Bad debt expense                                                     -        862,630
     Stock-based compensation                                       261,500      1,068,259
     Changes in operating assets and liabilities:
       Accounts receivable                                         (165,331)      (155,419)
       Inventory                                                    171,326        (28,609)
       Deposits and other assets                                          -           (570)
       Accounts payable                                            (185,166)        17,710
       Accrued interest                                               8,250          8,250
                                                              -------------- --------------

     Net cash used in operating activities                         (715,289)    (1,125,342)
                                                              -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      -        (27,854)
  Funds advanced (to) from affiliated entities                        4,500        (15,594)
  Cash element in Milestone acquisition                                   -         58,849
                                                              -------------- --------------

     Net cash provided by investing activities                        4,500         15,401
                                                              -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds advanced (to) from shareholders                             472,820         (4,834)
  Repayment of note payable-bank                                          -         (6,052)
  Net proceeds from sales of stock                                  308,550      1,038,700
                                                              -------------- --------------

     Net cash provided by financing activities                      781,370      1,027,814
                                                              -------------- --------------

NET INCREASE (DECREASE) IN CASH                                      70,581        (82,127)

CASH AT BEGINNING OF PERIOD                                           3,229         73,344
                                                              -------------- --------------

CASH AT END OF PERIOD                                         $      73,810  $      (8,783)
                                                              ============== ==============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Common stock issued in exchange for net assets of
  Milestone Technology, Inc. as follows:
    Accounts receivable                                                   -         28,132
    Inventory                                                             -        359,647
    Fixed assets                                                          -            188
    Patents                                                               -      1,317,467
    Accounts payable                                                      -         (6,470)
    Notes payable                                                         -       (703,449)
    Accrued interest                                                      -        (28,843)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
  Common stock issued in payment of notes payable                   959,613        194,000
  Reduction in notes payable due to renegotiations                  164,450              -



                           See Accompanying Notes







                             VIEW SYSTEMS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

                                                          Additional                  Total
                                           Common         Paid-In       Accumulated   Stockholders'
                                           Stock          Capital       Deficit       Equity
                                           -------------- ------------- ------------- -------------
Balances at December 31, 2001              $      20,193  $ 10,119,024  $ (8,035,214) $  2,104,003

 Sales of common stock                             6,075     1,032,625             -     1,038,700

 Issuance of common stock in exchange for
  interest in Milestone Technology, Inc.           3,300     1,019,700             -     1,023,000

 Issuance of common stock (employee
  and other compensation)                         10,682     1,057,577             -     1,068,259

 Issuance of common stock in payment
  of a note payable                                  735       193,265             -       194,000

 Net loss for the nine months ended
  September 30, 2002                                   -             -    (2,943,160)   (2,943,160)
                                           -------------- ------------- ------------- -------------

Balances at September 30, 2002 (Unaudited)        40,985    13,422,191   (10,978,374)    2,484,802

 Sales of common stock                             2,475       251,025             -       253,500

 Issuance of common stock (employee
  and other compensation)                          1,138       137,662             -       138,800

 Net loss for the three months ended
  December 31, 2002                                    -             -      (980,309)     (980,309)
                                           -------------- ------------- ------------- -------------

Balances at December 31, 2002                     44,598    13,810,878   (11,958,683)    1,896,793

 Sales of common stock                             2,897       305,653             -       308,550

 Issuance of common stock (employee
  and other compensation)                              -       261,500             -       261,500

 Issuance of common stock in payment
  of note payables                                10,800       948,813             -       959,613

 Net loss for the nine months ended
  September 30, 2003                                   -             -      (984,923)     (984,923)
                                           -------------- ------------- ------------- -------------

Balances at September 30, 2003 (Unaudited) $      58,295  $ 15,326,844  $(12,943,606) $  2,441,533
                                           ============== ============= ============= =============


                           See Accompanying Notes



                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

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

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

     Inventories
     -----------

          Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). The inventory at December 31, 2002 consists entirely of weapons detection portals.

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

               Equipment                       5-7 years
               Software tools                  3 years
               Leasehold improvements          Life of lease

          Repairs and maintenance charges, which do not increase the useful lives of assets, are charged to operations as incurred. Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $47,160 and $45,567, respectively.

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

     Research and Development
     -------------------------

          Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over the estimated useful lives.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003


     Advertising
     -----------

          Advertising costs are charged to operations as incurred. Advertising costs for the nine months ended September 30, 2003 and 2002 were $17,524, and $32,025, respectively.

     Nonmonetary Transactions
    -------------------------

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

     Net Loss Per Common Share
     -------------------------

          Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the three and nine month periods ended September 30, 2003 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003



     Segment Reporting
     -----------------

          The company has determined that it does not have any separately reportable operating segments as of September 30, 2003.

2.  FINANCIAL CONDITION

     Since its inception, the Company has incurred significant losses and as of September 30, 2003 had an accumulated deficit of $12.9 million. The Company believes that it will incur operating losses for the foreseeable future. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                         September 30, 2003            December 31, 2002
                              ------------------------------------   -----------------------
                               Average    Gross                        Gross
                                Life     Carrying     Accumulated     Carrying   Accumulated
                               (Years)    Amount      Amortization     Amount    Amortization
                              -------- -------------- ------------ ------------- -------------
Amortized intangible assets -
  Licenses and patents          10.0   $   1,758,594  $   263,634  $  1,758,594  $    131,739
                                       ============== ============ ============= =============
Intangible assets not subject
 to  amortization - Goodwill           $   1,346,972  $   565,724  $  1,346,972  $    565,724
                                       ============== ============ ============= =============


     Amortization expense for the three and nine months ended September 30, 2003 was $43,965 and $131,895, respectively.

     Estimated amortization expense for each of the following years ending on December 31, is as follows:

                    2003                    $175,860
                    2004                     175,860
                    2005                     175,860
                    2006                     175,860
                    2007                     175,860

                        VIEW SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003


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

     Statement of Financial Accounting Standards (SFAS) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 123) provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 Accounting for Stock-Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard will not have a material impact on the Company's financial statements.

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

     In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc.

FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward looking statements that involve risks and uncertainties, such as statements of View System's plans and expectations. Any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include, but are not limited to, economic conditions generally and in the industry which View Systems participates; competition within View Systems's chosen market and failure by View Systems to successfully develop business relationships.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     View Systems designs and develops computer software and hardware used in conjunction with surveillance capabilities. We have incurred losses for the past two fiscal years and have an accumulated deficit of $12,488,813 at September 30, 2003. Management believes we will incur operating losses for the foreseeable future. However, management expects projected sales revenues and anticipated equity infusions and advances from management to be sufficient to provide funding to sustain operations through September 30, 2004.

     Since start-up of operations in September 1998, we have devoted most of our resources to the development of digital video surveillance products. However, in March 2002 we shifted the focus of our operations to the introduction of our SecureScan Concealed Weapons Detection System. We have worked diligently to make engineering design changes to the Concealed Weapons Detection product to accommodate the price points required by competitive pressures. The engineering design changes required locating new sources for components and limited field testing. In addition, demonstration of the product involves the shipping of a large bulky archway and a highly trained technical staff; consequently, sales cycle times are lengthy.

Acquisition Treatment

     In December of 2001 we entered into a joint venture agreement with Milestone Technology, Inc., an Idaho corporation, to develop its Concealed Weapons Detection portal. As part of the agreement we issued 500,000 shares of View Systems common stock for a 6% interest in Milestone Technology and the rights to the Concealed Weapons Detection technology. Then on March 25, 2002, View Systems acquired the remaining 94% interest of Milestone Technology in exchange for 3,300,000 common shares. This acquisition was valued at approximately $1,298,000 and was accounted for under the purchase method of accounting. Accordingly, Milestone Technology's results of operation have been included with View Systems from the closing date in March 2002 and its consolidated assets and liabilities have been recorded at their fair values on the same date. In May 2003 a controversy arose regarding the ownership of Milestone Technology, Inc. and the Concealed Weapons Detection technology. In October 2003 the controversy was settled and the acquisition of Milestone Technology was finalized and the license rights to the Concealed Weapons Detection technology were re-assigned to View Systems.

Results Of Operations

     The following discussion and analysis should be read in conjunction with our unaudited financial statements and the accompanying notes for the three and nine month periods ended September 30, 2003 and 2002, which are included in this report.

     Revenue - For the nine months ended September 30, 2003, revenue from sales of our products increased $52,772, or 13%, to $451,909 from $399,137 in the same period last year. For the three months ended September 30, 2003, revenues from sales of our products decreased $27,807 or 10%, to $239,734 from $267,541 in the same period last year. In comparing the 2002 and 2003 nine month periods, we have shifted the source for the majority of our revenues from predominately security systems to SecureScan Concealed Weapons Detection portals. The sales cycles in the concealed weapons detection market are long and require the approval of highly bureaucratic decision makers. However, in contrast to digital video storage, the Concealed Weapons Detection product price points and profit margins are larger.

     Costs Of Goods Sold - Cost of products and services sold consist principally of the costs of hardware components and supplies. We generally operate through resellers who install and service the units. We do not determine our inventory on a quarterly basis, instead we do it on an annual basis. Therefore, our cost of goods sold calculations are based on estimates of inventory used in products sold. However, as of September 30, 2003, we had no weapons detection system portals in inventory. Assembly of the new portals commenced in October 2003.

     The cost of products and services sold was $227,760 for the nine months ended September 30, 2003, and represented 50% of revenue for the period, compared to $221,861 for the nine months ended September 30, 2002, which represents 56% of revenues for that period. The cost of products and services sold was $132,770 for the three months ended September 30, 2003, and represented 55% of revenue for the period, compared to $149,747 for the three months ended September 30, 2002, which represented 56% of revenues for that period. Because of our low sales volume during this period, we do not consider the costs of goods sold to be a good measure of our true costs of goods sold. As our product sales increase and account for a larger percentage of our overall sales, we expect that our costs of goods and services sold will decline and stabilize as a percentage of total revenue. We are continually working on engineering changes in our security products that we expect will lower component costs for these products.

     Gross Profit - Gross profit on sales for the nine months ended September 30, 2003, increased $46,873, or 26%, to $224,149 compared with $177,276 in the same period last year. Gross profit margin for the nine months ended September 30, 2003, was 50% compared with 44% in the same period last year. Gross profit on sales for the three months ended September 30, 2003, decreased $10,830, or 9%, to $106,964 compared with $117,794 for the same period last year. Gross profit margin for the three months ended September 30, 2003, was 45% compared to 44% for the same period last year. Because of low net sales we achieved in the period ended September 30, 2003, we do not believe gross profit margin comparisons are meaningful at this state of our operations.

     Total Operating Expense - Operating expenses for the nine months ended September 30, 2003, decreased to $1,209,072, compared with $3,120,436 for the comparable period in 2002. The decrease is principally due to unusually large bad debts in the prior year of $862,630 compared to none in the current period, and decreased expenditures in professional fees. Amortization expense associated with the value of licenses and patents amounted to $131,895 for the nine months ended September 30, 2003, compared with no amortization expense in the same period last year.

     Operating expenses for the three months ended September 30, 2003, decreased to $622,342, compared with $1,827,420 for the comparable period in 2002. The decrease is principally due to unusually large bad debts in the prior period of $627,821 and significant decreases in professional fees.

          Research and Development Expense - We spent $25,177 on research and development for the nine months ended September 30, 2003, as compared with $101,729 in the same period last year. We spent $13,745 on research and development for the three months ended September 30, 2003, as compared with $26,843 in the same period last year. We are working on changing our production facilities to manufacture the Concealed Weapons Detection portal in our facility. Management believes this change will allow our profit margins to increase due to a reduction in costs of production.

          Salaries and Benefits - We spent $666,598 on salaries and benefits for the nine months ended September 30, 2003, as compared with $766,471 in the same period last year. We spent $423,532 on salaries and benefits for the three months ended September 30, 2003, as compared with $471,445 in the same period last year.

     Net Loss - As a result of the foregoing, we recorded a net loss from operations of $984,923 for the nine months ended September 30, 2003, compared to a net loss of $2,943,160 for the nine months ended September 30, 2002. The net loss from operations was $515,378 for the three months ended September 30, 2003, compared to a net loss of $1,709,626 for the three months ended September 30, 2002. As a result, we recorded a net less per diluted share of $0.02 for the nine month period ended September 30, 2003, compared to a net loss per diluted share of $0.09 for the comparable 2002 period.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements primarily through equity transactions. We are not currently generating sufficient cash from our operations to finance our business and will continue to need to raise capital from other sources. We used the proceeds from these sales of equity to fund operating activities, including, product development, sales and marketing, and to invest in the acquisition of technology, assets and business. We also have relied on our management for cash infusions to sustain operations. These cash infusions are in the form of advances without repayment terms and we anticipate that we will require additional advances in the future; however, there can be no assurance that these funds will be available in the future

     Starting on August 6, 2003, we conducted a Regulation D Rule 505 offering for an aggregate offering amount of $1,500,000. As of September 25, 2003, we had sold 14,320,000 common shares at $0.10 per share for an aggregate amount of $1,432,000. We realized proceeds of $1,417,608 which we intend to use for manufacturing capital and working capital.

     As of September 30, 2003, we had total assets of $2,895,740, a decrease of $118,969 from $3,014,709 at December 31, 2002. Total liabilities were $454,207, at September 30, 2003, resulting in stockholders' equity of $2,441,533, an increase of $544,740 from the December 31, 2002, balance of $1,896,793. As a result of the foregoing, at September 30, 2003, we had negative working capital of $152,355, including $228,042 in net trade accounts receivable and $0 in inventory.

     During the nine months ended September 30, 2003, our cash increased from $3,229 at December 31, 2002, to $73,810 at September 30, 2003. Net cash used in operating activities was $715,289 for the nine months ended September 30, 2003, compared to net cash used by operating activities of $1,125,342 for the comparable 2002 period. This decrease primarily is a result of increases in accounts receivable of $165,331, decreases in inventory of $171,326, and decreases in accounts payable of $185,166.

     Net cash provided by investing activities was $4,500 for the nine month period ended September 30, 2003, and was related to advances from affiliated entities. Net cash provided by investing activities was $15,401 for the 2002 comparable period and was primarily the result of the acquisition of cash in the Milestone Technology acquisition

     Net cash generated from financing activities during the nine months ended September 30, 2003, was $781,370; consisting of proceeds received from sales of stock of $308,550 and loans from shareholders of $472,820. Net cash provided for the 2002 comparable period was $1,027,814; primarily from proceeds from sales of common stock.

Commitments and Contingent Liabilities

     Our commitments include operating leases and current liabilities. At December 31, 2002, future minimum payments for operating leases related to properties in Colorado, Maryland and Idaho were $183,069 through 2006. Other commitments include accounts payable of $260,457 and notes payable of $141,500.

Financing

     We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We currently estimate we will need between $1 million and $2 million to fully develop our products and further expand our business operations. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry. We cannot assure that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

ITEM 3: CONTROLS AND PROCEDURES

     Our CEO and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On May 8, 2003, View Systems, Inc. filed a complaint against Messrs. Steve Williams and Paul Reep, former officers and shareholders of Milestone Technology, Inc. The complaint was filed in the United States District Court for the District of Maryland Division and the controversy is related to the ownership of Milestone Technology, Inc. and the Concealed Weapons Detection System. View Systems claims ownership of Milestone Technology, Inc. and the exclusive licensing rights to the Concealed Weapons Detection System. Management and counsel negotiated a settlement with Mr. Williams and Milestone Technology, Inc. in July 2003; but we continue to pursue Mr. Reep. In October 2003 we moved to amend the complaint to add additional claims against Mr. Reep for intentional interference with contractual relations, tortious interference with economic relations and conversion. The court stayed consideration of our motion pending the appearance by new counsel for Mr. Reep.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Articles of Incorporation and Bylaws

     On July 25, 2003, View Systems incorporated View Systems, Inc. as a wholly-owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada. On July 31, 2003, articles of merger were filed with the state of Nevada to complete the domicile merger. As a result of the domicile merger the articles of incorporation and bylaws of View Systems are those of the Nevada corporation. The Florida and Nevada articles of incorporation and bylaws are similar to each other in most material respects. The Nevada articles of incorporation increase the authorized common stock to 100,000,000 shares, par value $0.001, and authorize a preferred class of 10,000,000 shares, par value $0.01. Also, the number of shareholders required to establish a quorum at a shareholders' meeting is increased from one-third of the voting stock to a majority of the voting stock.

     Pursuant to Nevada Revised Statutes Section 78.7502 and 78.751, our articles of incorporation and bylaws provide for the indemnification of present and former directors and officers and each person who serves at our request as our officer or director. Indemnification for a director is mandatory and indemnification for an officer, agent or employee is permissive. We will indemnify such individuals against all costs, expenses and liabilities incurred in a threatened, pending or completed action, suit or proceeding brought because such individual is our director or officer. Such individual must have conducted himself in good faith and reasonably believed that his conduct was in, or not opposed to, our best interest.

     In a criminal action the individual must not have had a reasonable cause to believe his conduct was unlawful. This right of indemnification is limited to our financial ability to pay such expenses, but shall not be exclusive of other rights the individual is entitled to as a matter of law or otherwise. Our bylaws provide that individuals may receive advances for expenses if the individual provides a written affirmation of his good faith belief that he has met the appropriate standards of conduct and he will repay the advance if he is judged not to have met the standard of conduct.

     We will not indemnify an individual adjudged liable due to his negligence or wilful misconduct toward us, or if he improperly received personal benefit. Indemnification in a derivative action is limited to reasonable expenses incurred in connection with the proceeding. Also, we are authorized to purchase insurance on behalf of an individual for liabilities incurred whether or not we would have the power or obligation to indemnify him pursuant to our bylaws.

Recent Sales of Unregistered Securities

     On October 14, 2003, we issued an aggregate of 190,000 common shares in consideration for services. We issued 100,000 shares to Ruediger Klose and 90,000 shares to Charlotte DeLoof for services rendered under their employment agreements. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On September 10, 2003, our board of directors authorized the issuance of an aggregate of 950,000 common shares valued at $114,000 for services rendered to View Systems. We issued 500,000 shares to Daniel W. Jackson for legal services valued at $60,000. We issued 200,000 shares to William D. Smith for services rendered to the company valued at $24,000. We issued 250,000 shares to Barry Feldman for services rendered to the company valued at $30,000. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

     On September 2, 2003, our board of directors authorized the issuance of 1,150,000 common shares to Gunther Than in consideration for services rendered to the company valued at $138,000. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     Starting on August 6, 2003 we conducted a Regulation D Rule 505 offering for an aggregate offering amount of $1,500,000. As of September 25, 2003, we had sold 14,320,000 common shares at $0.10 per share to accredited investors and two purchasers for an aggregate amount of $1,432,000. We relied on an exemption from the registration requirements of the Securities Act of 1933 for a limited offering provided by Section 3(b) and Regulation D.

     We believe each purchaser in the above transactions:
     . was aware that the securities had not been registered under federal securities laws;
     . acquired the securities for his/her/its own account for investment purposes under the federal securities laws;
     . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and,
     . was aware that the certificate representing the securities would bear a legend restricting its transfer.

ITEM 5: OTHER INFORMATION

     Technology License - As a result of the settlement of our lawsuit with the former management of Milestone Technology in early October 2003, we were able to resolve the ownership issues surrounding the Concealed Weapons Detection technology. On November 11, 2003, the Idaho National Energy and Environmental Laboratories re-assigned the exclusive license to commercialize, manufacture and market the Concealed Weapons Detection technology to View Systems.

     Product Development - In early October 2003 we announced an alliance with School Technology

Management to integrate and market its products with ours. School Technology Management has developed the Comprehensive Attendance Administration and Security System which is designed to use a magnetic card swipe system to monitor identification of students entering a school and to verify each
student's attendance.   Our intent is to combine School Technology
Management's card swipe system with our SecureScan portal. With the combined technology a student will enter the portal and be scanned for any threat objects and his or her identity will be concurrently confirmed to school security officers. We anticipate that the National Institute of Justice will study a prototype of the combined portal during the next calendar year.

     Production of Portals - In early October 2003, we began production of twenty SecureScan Portals. The SecureScan portal consists of two components; the work station contains the software and display imagery, and the archway holds the sensors which detect threat objects. The control unit of the portal continues to be manufactured internally at our facilities in Baltimore, Maryland. The archway and sensor are being manufactured and assembled through Quantum Magnetics, a United States Laboratory supplier. Once complete, the portal is sent to our Baltimore facility to be tested and shipped to its final destination.

     Of the twenty units, we anticipate four will be installed at federal and state court facilities in the United States. Thirteen will be designated for international delivery, training and demonstration. On October 10, 2003, we announced delivery and installation of the first international SecureScan portal at the Federation Building, Parliament Hill, Ottawa, Ontario. This sale was completed through Levitt-Safety Ltd., a Canadian reseller.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part II Exhibits
3.1          Articles  of  Incorporation of View Systems, as amended
3.2          By-Laws of View Systems
10.1         View Systems, Inc. Employment Agreement with Gunther Than.
             (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
21.1         Subsidiaries (Incorporated by reference to Form 10-KSB, filed
             March 31, 2003)
31.1         Chief Executive Officer Certification
31.2         Principal Financial Officer Certification
32.1         Section 1350 Certification

Reports on Form 8-K
     None.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIEW SYSTEMS, INC.

                                   /s/ Gunther Than
Date: November 13, 2003       By:__________________________________________
                                 Gunther Than
                                 CEO, Principal Financial Officer, Treasurer
                                 and Director



                                   /s/ Barry Feldman
Date: November 13, 2003       By:___________________________________________
                                 Barry S. Feldman
                                 President and Director