Form 10KSB
period 2003-12-31
VIEW SYSTEMS INC
filed 2004-04-14
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                                         59-2928366
(State of incorporation)                  (I.R.S. Employer Identification No.)

1100 Wilso Drive, Baltimore, Maryland       21223
(Address of principal executive offices)  (Zip code)

Issuer's telephone number:  (410) 646-3000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year: $569,952

The aggregate market value of the registrant's voting stock held by non-affiliates on February 20, 2004 was approximately $14,952,497.

As of February 20, 2004 the issuer had 62,630,619 outstanding shares of its common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................9
Item 3.  Legal Proceedings.................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..............10

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities................................10
Item 6.  Management's Discussion and Analysis.............................12
Item 7.  Financial Statements ............................................14
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................34
Item 8A. Controls and Procedures..........................................34

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................34
Item 10. Executive Compensation...........................................35
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................36
Item 12. Certain Relationships and Related Transactions...................38
Item 13. Exhibits and Reports on Form 8-K.................................38
Item 14. Principal Accountant Fees and Services...........................38
Signatures................................................................40




In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within View Systems's control. These factors include but are not limited to economic conditions generally and in the industries in which View Systems may participate; competition within View Systems's chosen industry, including competition from much larger competitors; technological advances; and failure by View Systems to successfully develop business relationships.

                              PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

We were incorporated in Florida on January 25, 1989, as Beneficial Investment Group, Inc. and became active in September 1998 when we began development of our product line and changed the company's name to View Systems, Inc. We acquired three subsidiaries in 1998 and 1999 which resulted in additional technology and manufacturing capabilities. In March 2002, we acquired Milestone Technology, Inc. which held an exclusive license for a walk-through detector that used patented magnetic technology developed by a federal lab. In December 2003 we licensed a first responder video system developed by the Idaho National Engineering and Environmental Laboratory at the request of National Guard personnel to provide first response investigation and surveillance capability.

Our Business

View Systems is a manufacturing company that acquires or develops leading edge technologies and commercializes and markets them. Among the current products are: ViewMax and MiniMax, which are digital video surveillance systems, and SecureScan, a concealed weapons detection system. Other products include FirstView, a hazardous material first response video transmitting system, ViewLite, a flashlight transmission and recording system, and various interfaces for biometrics, access control and telecommunications for the above mentioned products.

      Products and Services

SecureScan Concealed Weapons Detection System - This system is a walk-through concealed weapons detector which uses advanced magnetic technology to accurately pinpoint the location, size and number of concealed weapons. The control unit for this walk-through portal is a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location to be stored and referenced. SecureScan products are distributed in two basic configurations, stand-alone units and integrated door systems and in March 2003 we modified the design of the SecureScan portal to allow portability.

SecureScan uses an array of advanced magnetic sensors, each with on-board digital signal processing. The sensors communicate with SecondLOOK(TM) software that spatially identifies objects and visually pinpoints the location of the weapon with a red dot that is superimposed over a real time snapshot image of the person walking through the portal. Along with the snapshot, a graph displays the sensor data which automatically scales the signal strength of the individual sensors and cross-references them to the video image. All of this information is brought together on a video screen that displays the image of the person, the location of the weapon and variable-sized target, depending on the intensity of the magnetic signature.

SecureScan discriminates weapons from non-weapons by measuring differences in total metallic mass and ferromagnetic composition. This system promotes smooth traffic flow because it only detects the types of metals commonly found in guns and knives. Personal possessions such as coins, keys or belt buckles do not set off this alarm. However, settings can be adjusted to allow the detection of high composite pistols, titanium and stainless steel guns, and box cutters. Body cavity object identification is also available as well as locating objects that have been covered or masked with aluminum foil or other materials. This system reduces false alarms and eliminates use of hand wands or resorting to a personal search.

Our SecureScan system differs from metal detectors that are widely used to detect weapons because the metal detectors use active electromagnetic induction to artificially create or transmit an ionizing field for metal objects to act upon. This energy is similar in nature to the controversial radiation related to the use of cellular phones, high-tension power lines, etc. Many of these systems create enough stray electromagnetic induction to interact with medical implants and heart pacemaker devices. In comparison, SecureScan uses passive magnetic technology. This means special sensors are used to measure the earth's naturally occurring magnetic field. When an object of a specific mass passes through the sensors within the magnetic field, software calculates the difference between the magnetic field strength with the object inside the magnetic field and determines if the object is a weapon or not. Since the SecureScan technology uses no transmitters to produce electromagnetic induction, stray energy that can cause false alarms does not exist.

The SecureScan weapons detection systems can be controlled via a central monitoring station using a Windows(TM) operating system and Pentium(TM) hardware. This can include additional closed circuit television, two-way voice communication, door interlock, card-key and other biometric identification or access control components.

SecureScan Concealed Weapons Detection technology was patented and FAA approved and originally developed at a Department of Energy National Laboratory by a grant from the National Institute of Justice. The Department of Energy granted View Systems the exclusive worldwide rights to the technology and ongoing improvements currently being funded by the National Institute of Justice.

ViewMaxx Digital Video System -   ViewMaxx provides a scalable, versatile and
expandable platform suited for the most demanding security and surveillance tasks. It offers fully programmable, high resolution digital video recording and real time monitoring of surveillance cameras that may be expanded to include from 1 to 16 cameras per unit. VideoMaxx integrates with existing video equipment and can be incorporated into any TCP/IP and/or dial-up network.

ViewMaxx records video images digitally and permits their viewing remotely over the customer's existing closed-circuit television. Digital recording translates data to a computer readable format rather than conventional video tape. We store the video output on computer hard disks rather than VCR tapes, which allows the use of a calendar search tool to quickly play-back files with simple point and click operations. This avoids the need to review an entire VCR tape for a critical event, that often requires fast forwarding and rewinding. In addition, our systems are programmable and are capable of being customized to satisfy each customer's special requirements, be it coverage which is continuous or only when events are detected.

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

MiniMaxx Digital Video Surveillance -   This system is a reduced form factor
machine which creates a digital video recording which is compatible with existing closed-circuit television, telecom and data networking equipment.. Like the ViewMaxx system it offers fully programmable, high resolution digital video recording and real time monitoring of up to 4 channels. The video/data may be queried and reviewed locally or from an authorized personal computer with access to the remote viewing system.

Our ViewMaxx and MiniMaxx monitoring products include the following features:
..     use any and all forms of telecommunications, such as standard telephone lines;
..     video can be monitored 24 hours a day by a security monitoring center;
..     local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
..     cameras can be concealed in ordinary home devices such as smoke detectors;
..     the system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption;
..     modular expansion system configuration allows user to purchase add-on components at a later date; and
..     allows the user to set the system to automatically review an area in a desired camera sequence.

..     stores the video according to times or criteria specified by the customer; accordingly, retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
..     triggers programmed responses to events detected in surveillance area, such as break-ins or other unauthorized breaches of the secured area.

FirstView Wireless Camera System - In December 2003 View Systems obtained exclusive licensing and marketing rights for the HAZMAT CAM technology from the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory. We intend to market this product as FirstView and expect to start manufacture of this product in the second quarter of 2004.

FirstView is based on the HAZMAT CAM, which is a lightweight wireless camera system that emergency response teams carry into ground zero. Images are transmitted to a command post where the incident commanding officer and other experts can see in real-time what the entry team sees while making a first entry. The camera can be completely submerged for fast and easy decontamination.

FirstView is able to transmit high quality video in the most difficult environments. It uses a patented triple-diversity antenna system that minimizes signal distortion in urban environments due to signal multi-pathing. The image can be displayed on an existing video monitor or on the systems color LCD monitor, and can be easily recorded using a common camcorder or VCR with video input.

FirstView also uses Extension Link which is a separate transmitter and receiving system that increases the operating range of the FirstView by five to eight miles, depending on environmental factors. The Extension Link has field-selectable channels to avoid interference.

The complete FirstView system is stored in four cases, weighing 146 pounds, and can be fully deployed by one person in a stand alone configuration in less than 10 minutes. The system is battery operated and can operate for five continuous hours using one set of spare camera batteries.

Additional Products - We also offer other products that can be integrated with SecureScan or ViewMaxx. Biometric Verification is a system for recognizing faces and comparing them to known individuals such as employees or wanted individuals. SecureScan and/or ViewMaxx can be coupled with magnetic door locks to restrict access to a particular area. We also offer a central monitoring or video command center for SecureScan or ViewMaxx.

In addition, we offer support services for our products which include:
..     calibration services using the Federal Aviation Administration approved method,
..     on site consulting/planning with customer architect and engineers,
..     installation and technical support,
..     training and "Train the Trainer" programs, and
..     extended service agreements.


      Market

Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers an enhanced surveillance capacity. It also offers an efficient and economical method to store, search and retrieve historically stored data. Because our technology can be used for stakeouts and remote monitoring of areas, we believe there is a market potential with law enforcement agencies.

Video transmission is just beginning to transform from what was "closed-circuit" to a mix of methods that may expand into hard-wired, telephone line, television cable and wireless link systems. It is expected that this will expand user demand, create new product opportunities and channels of distribution and expand the way in which other communication services are used.

Commercial - Commercial business users represent the greatest potential users of our weapons detection products. Commercial businesses have already realized the need for using access control devices for protection. Our products provide observation of facilities for protection of employees, customers, and assets. This can result in the curtailment of crime and loss prevention by employees and others. The market for this technology is on the rise for commercial buildings, including hospitals, schools, museums, and retail, manufacturing and warehousing facilities.

Our products and technology can be used where there is a temporary requirement for real-time weapons detection devices in areas where a permanent installation is cost prohibitive, impractical or impossible. Examples of this are special events, concerts, and conventions. Our systems reduce the need for a large guard force and provide speedy detection for these events.

Educational - Schools have been very receptive and enthusiastic with the SecureScan and its integration with a time and attendance system known as the Comprehensive Attendance, Administration and Security System ("Comprehensive Attendance/Security System"), described below in "Distribution." The Comprehensive Attendance/Security System" has been installed in over 240 high schools around the country by School Technology Management, Inc. and has been integrated with our concealed weapons detection technology. We have received very positive responses from schools in New York and Philadelphia. Management estimates that there are over 120,000 schools in the United States that may have problems with violence, truancy and other safety considerations.

Law Enforcement - The gathering of video and data images and weapons detection is commonplace in law enforcement. We have installed our SecureScan weapons detection products in a variety of court house situations. The data is used to protect both the law enforcement officer and the suspect. It is also used as a historical record for prosecution and event verification.

Residential -   The residential home security user will purchase our products from either commercial companies installing self-contained or centrally monitored systems, or directly from retail distribution centers. Utilizing our technology, individuals can run their own perimeter and interior surveillance systems from their own home computer. Real time action at home can be monitored remotely through a modem and the Internet. There is also the capability to make real-time monitors wireless. An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR. This capability reduces the expense and time of the home installation and makes installation affordable for a majority of homeowners.

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

In early October 2003, we began production of our SecureScan Portals and at the end of the 2003 year we completed the in-house manufacturing of 15 SecureScan portals. The SecureScan portal consists of two components; the work station contains the software and display imagery, and the archway holds the sensors which detect threat objects. Both components are either assembled or manufactured internally at our facilities in Baltimore, Maryland. Once complete, the portal is tested and shipped to its final destination.

In 2003 we were able to expand our ViewMaxx and MiniMax digital video surveillance client base with sales to places like the Ronald McDonald house, the University of Maryland Medical Center, and other restaurants and car dealers. We have installed additional SecureScan portals in both Colorado and West Virginia, and some of these customers have also bought our ViewMaxx as a wraparound product. In addition, we currently have more than 18 proposals to East coast court houses and other government facilities in Maryland, New York and West Virginia. However, we cannot assure that we will realize any final sales from these proposals.

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

Through our efforts in developing dealer network channels we acquired Levitt-Safety, Ltd., established in 1934, as our reseller. Levitt-Safety, Ltd. is one of the top three Canadian safety and security companies, and their first SecureScan and ViewMaxx purchases were initially placed in the Canadian Federation Building. We anticipate that Levitt-Safety, Ltd. will provide our SecureScan and ViewMaxx to it's large sales force and we anticipate we will likely train their marketing personnel. Management believes this relationship will expand our market to include the Canadian military and government clients.

In early October 2003 we announced an alliance with School Technology Management to integrate and market its products with ours. School Technology Management has developed the Comprehensive Attendance/Security System, which is designed to use a magnetic card swipe system to monitor identification of students entering a school and to verify each student's attendance. School Technology Management combined our SecureScan portal with its card swipe system. With the combined technology a student enters the portal and is scanned for any threat objects and his or her identity is concurrently confirmed to school security officers. The Comprehensive Attendance/Security System has been installed in the Philadelphia School District and has been shown to allow over 700 students to be identified and checked for threat objects in under thirty minutes. The National Institute of Justice is currently studying the Comprehensive Attendance/Security System in high risk high schools in New York City.

School Technology Management is now licensed in 11 major cities across the United States and has over 240 installations in major cities in the United States, with over 140 located in schools in New York City. We believe our relationship with School Technology Management will expand the market for our products.

We have relatively large proposals out to two school systems which total over 300 portals. We anticipate knowing the resolution of these proposals in the near future. If even one of the proposals is accepted we will need to increase our manufacturing to provide 60 or more portals per month. Delivery and installation of the integrated concealed weapons detection technology and Comprehensive Attendance/Security System product would need to be ready for installation before September.

During 2003 we partnered with Johnson Controls in the New York region and have placed a Secure/Scan portal in their Wall Street building for continuous demonstrations to its clients. In addition, our products have received publicity through newspapers, television and trade publications which have resulted in inquiries about our products. As a result, we have demonstrated our products to large agencies and system integrators. We also have experienced international interest from approximately thirteen countries and sixteen companies. We anticipate full development and implementation of an international marketing plan and personnel in 2004.

      Backlog

As of March 15, 2004 we had a backlog of five SecureScan portals and eight VideoMaxx systems. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our SecureScan portals and VideoMaxx products months after receiving an order. However, the SecureScan portal shipments may require more lead-time and other shipments may be delayed for a variety of reasons beyond our control, including:
..     additional time necessary to conduct portal inspections prior to shipping,

..     design or specification changes by the customer,
..     the customer's need to prepare the site,
..     additional fine tuning of the portal once it is installed, and
..     delays caused by other contractors on the project.


      Competition

We believe the introduction of digital technology to video surveillance and security systems is our market opportunity. We believe that many of the established closed-circuit television companies have approached the design of their digital closed-circuit television products from the standpoint of integrating their digital products to existing security and surveillance product offerings. These systems are closed, not easily integrated with other equipment and not capable of upgrades as technology improves. We have designed our systems such that they are open, compatible with other digital and analog systems, and easily adaptable to technological advances that will inevitably occur with digital technology. In addition, we have evaluated price point competition and to ease the financial burden for schools and other customers with budget constraints, we accept a down payment with remaining payments due monthly for an agreed upon term.

The markets for our products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. The competitors of the SecureScan portal are Ranger Security Scaners, Inc. and Garrett Electronics, Inc., in the United States, and an Italian company, CEIA SpA, which has the most sophisticated electromagnetic induction product, which ranges in price from $8,000 to $16,000.

Competitors in the video surveillance market include numerous VCR suppliers and digital recording suppliers including, Loronix Information Systems, Inc., Sensormatic Corporation and NICE Systems, Ltd. and Integral Systems.

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

The SecureScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems. These technologies have patents pending or issued. However, since the intellectual property was developed by the federal government under a grant from the National Institute of Justice, the patents belong to the government and we were granted an exclusive license to commercialize, manufacture and market the concealed weapons detection technology.

Governmental ownership of the patents is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. This is also true for continuations and improvements to the concealed weapons detection technology under the ongoing contract between the Department of Energy and National Institute of Justice. View Systems, as the licensee, has rights to these improvements as well.

We have obtained software licensing agreements for
..      compression software components,
..      for facial recognition to possibly integrate into our proprietary software, and
..      integration of commercially available operating systems software into our proprietary software for installation into our products.

Because the software and firmware (software imbedded in hardware) are in a state of continuous development, we have not filed applications to register the copyrights for these items. However, under law, copyright vests upon creation of our software and firmware, and registration is not a prerequisite for the acquisition of copyright rights. We take steps to insure that notices are placed on these items to indicate that they are copyright protected. The copyright protection for our software extends for the statutory period from the date of first "publication," distribution of copies to the general public, or from the date of creation, whichever expires first.

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

      Research and Development

For the year ended December 31, 2003, we did not record research and development expense and for the year ended December 31, 2002, we recorded research and development expense of $118,396 related to development of our concealed weapons detection technology.

We have cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology through contractual relationships between the Department of Energy and the National Institute of Justice.

     Government Regulation

We are not subject to government regulation in the manufacture of our products or the components in our products. However, we are subject to certain restrictions in the sale of our products to "unfriendly" countries and countries designated as adversarial. In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities. Security and surveillance systems, including cameras, raise privacy issues and our products involve both video and audio, and added features for facial identification. The regulations regarding the recording and storage of this data are uncertain and evolving. For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record people's conversations without their consent. Further, there are state and federal laws associated with recording video in non-public places. Shipments of our products internationally may be regulated as to certain countries that raise national security concerns.

      Employees

We employ 13 persons, including two persons in part-time positions. We also employ two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.

                 ITEM 2.  DESCRIPTION OF PROPERTY

We also lease 5,800 square feet of space used for engineering design and manufacturing in Baltimore, Maryland. The lease term ends in August 2005. During the term of the lease, the base rent is approximately $2,300 per month, with an annual rent escalator of 3%. Management believes this facility will suit our needs for the future.

                    ITEM 3.  LEGAL PROCEEDINGS

On May 8, 2003, View Systems, Inc. filed a complaint against Messrs. Steve Williams and Paul Reep, former officers and shareholders of Milestone Technology, Inc. The complaint was filed in the United States District Court for the District of Maryland Division and the controversy is related to the ownership of Milestone Technology, Inc. and the Concealed Weapons Detection System. View Systems claims ownership of Milestone Technology, Inc. and the exclusive licensing rights to the Concealed Weapons Detection System. Management and counsel negotiated a settlement with Mr. Williams and Milestone Technology, Inc. in July 2003 and we resolved the dispute with Mr. Reep and settled this action. As a result of that settlement, the case has been dismissed.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the 2003 year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "VYST." The following table lists the quarterly high and low bid prices of our common stock in the over-the-counter market for each quarter for the two most recent fiscal years as reported by the OTC Bulletin Board Historical Data Service. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Year        Quarter Ended         High Bid     Low Bid
      ----        -------------         --------     -------

      2002        March 31              $ 0.82       $ 0.30
                  June 30                 1.53         0.10
                  September 30            0.47         0.15
                  December 31             0.295        0.155

      2003        March 31              $ 0.205      $ 0.08
                  June 30                 0.145        0.04
                  September 30            0.19         0.06
                  December 31             0.65         0.17

Our common shares are subject to Section 15(g) and Rule 15g-9 of the
Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     authorized for quotation from the NASDAQ stock market;
..     issued by a registered investment company; or
..     excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to purchasers customers disclosing recent price information for the penny stocks.

Holders

As of February 20, 2004 we had 332 stockholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business and payment of any cash dividends on our common stock is unlikely.

Recent Sale of Unregistered Securities

The following discussion describes all securities sold by View Systems during the past year.

On October 14, 2003 our board of directors authorized the issuance of an aggregate of 190,000 common shares in consideration for services. We authorized 100,000 shares to Ruediger Klose and 90,000 shares to Charlotte DeLoof for services rendered under their employment agreements. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 10, 2003, our board of directors authorized the issuance of an aggregate of 950,000 common shares valued at $114,000 for services rendered to View Systems. We issued 500,000 shares to Daniel W. Jackson for legal services valued at $60,000. We issued 200,000 shares to William D. Smith for services rendered to the company valued at $24,000. We issued 250,000 shares to Barry Feldman for services rendered to the company valued at $30,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 2, 2003, our board of directors authorized the issuance of 1,150,000 common shares to Gunther Than in consideration for services rendered to the company valued at $138,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Starting on August 6, 2003 we conducted a Regulation D Rule 505 offering for an aggregate offering amount of $1,500,000. As of December 1, 2003, we had issued 14,320,000 common shares for a combination of cash and conversion of debt valued at approximately $1,118,320. We relied on an exemption from the registration requirements of the Securities Act of 1933 for a limited offering provided by Section 3(b) and Regulation D.

In connection with each of these isolated issuance's of our securities, we believe that each purchaser:
..     was aware that the securities had not been registered under federal securities laws;
..     acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..     understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
..     was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.

Termination of Registered Offerings

Starting in December of 2000 through January 2003, we filed registration statements on Form S-8 and Form SB-2. As of December 31, 2003 we have completed all the offerings filed under the Securities Act of 1933 and have terminated them.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

View Systems designs and develops computer software and hardware used in conjunction with weapons detection and surveillance capabilities. We believe that heightened attention to terrorist and other security threats may continue to drive growth in the market for security products. Since start-up of operations in September 1998, we have devoted most of our resources to the development of digital video surveillance products. However, in March 2002 we shifted the focus of our operations to the introduction of our SecureScan Concealed Weapons Detection System.

Our revenues are primarily from sales of our SecureScan concealed weapons detection portals and VideoMaxx Digitial Video. We rely on private financing and sales of common stock to provide additional funding. We have incurred losses for the past two fiscal years and have an accumulated deficit of $14,505,017 at December 31, 2003. Management believes we will incur operating losses for the near future. However, management expects projected sales revenues and anticipated equity infusions and advances from management to be sufficient to provide funding to sustain operations through 2004.

During the 2003 year, we reached a final settlement with the former owner and current subsidiary, Milestone Technology, in the controversy related to the SecureScan technology. This settlement allowed us to move forward with our manufacturing process. This resulted in our single largest manufacturing run of 20 portals which are due for delivery in the early part of January 2004. We worked diligently to make engineering design changes to the concealed weapons detection product to accommodate the price points required by competitive pressures. The engineering design changes required locating new sources for components and limited field testing.

In addition, we successfully obtained bridge financing and restructured our executive management team during the 2003 year. We expanded our facilities and modernized our assembly and manufacturing to allow up to 60 portals per month to be built to meet expected demand.

New and revived marketing strategies have enabled View Systems to generate big increases in ViewMaxx and MiniMaxx digital video surveillance systems over the past four months. November and December resulted in over $47,000 per month in revenue from these products. Installations of our digital video products in prominent facilities, such as the Ronald McDonald House, University of Maryland Medical Center, top restaurants and clubs, large car and auto repair facilities have lead to news articles in a number of specific industry magazines and publications. This exposure by third parties has opened up many new sales opportunities for us.

For the 2004 year our primary challenge will be to more fully develop our product line and our sales and distribution network. We also anticipate full development and implementation of an international marketing plan and personnel in 2004. Management believes that these changes, improvements and new business alliances will lay the foundation for solid growth in 2004 and thereafter.

Liquidity and Capital Resources

For the short term management believes that revenues and additional equity financing will provide funds for operations. For the long term, management expects that the development of our sales channels will increase our revenues; however, we will continue to raise additional funds through loans and sales of our common stock, as needed.

Operations -   Our cash increased from $3,229 at December 31, 2002 to $19,899 at December 31, 2003. Net cash used by operating activities was $1,011,569 for the 2003 year, compared to net cash used by operating activities of

$1,438,325 for the 2002 year. Net cash provided from investing activities was $76,869 for the 2003 year, and was related to advances from affiliated entities. Net cash provided by investing activities for the 2002 year was $38,832 and was primarily the result of the acquisition of $58,849 cash in the Milestone Technology acquisition.

Financing - We have financed our operations primarily through private equity financing. Net cash provided by financing activities for the 2003 year was $951,370; consisting of debt financing of $817,820 and proceeds received from sales of stock of $508,550. In comparison, net cash provided by financing activities for the 2002 year was $1,329,378, primarily from proceeds from sales of common stock.

We operate in a very competitive industry that requires continued large amounts of capital to develop and promote our products. We currently estimate we will need between $1 to $2 million to fully develop our products and further expand our business operations. We intend to use any available cash to expand our sales, marketing and promotional activities for the SecureScan portals and to continue our product development efforts. We believe that it will be essential to continue to raise additional capital, both internally and externally, to compete in this industry. We cannot assure that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

Commitments and Contingent Liabilities

Our total current liabilities of $950,729 include accounts payable of $648,714, accrued expenses of $115, 515, accrued interest of $55,000 and notes payable of $131,500. At December 31, 2003 future minimum payments for operating leases related to our principal office and manufacturing facility
were $49,181 through 2006.   Rent expense was $61,047 for the 2003 year
compared to $58,513 for the 2002 year.

Off-balance Sheet Arrangements

None.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2002 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.


        Comparison of 2002 and 2003 Fiscal Year Operations
       ---------------------------------------------------

                                           2002               2003
                                      --------------    --------------

Revenues, net                         $     446,009     $     569,952

Cost of sales                               378,600           257,632

Gross profit                                 67,409           312,320

Total operating expenses                  2,980,509         1,547,585

Loss from operations                     (2,913,100)       (1,560,265)

Total other income (expense)             (1,010,369)       (1,311,069)

Net income (loss)                        (3,923,469)       (2,546,334)

Net earnings (loss) per share          $      (0.11)    $       (0.05)

Revenues for the 2003 year increased 27.8% compared to the 2002 year, but costs of sales were reduced by 32.0% in the 2003 year compared to the 2002 year. The reduction in costs of sales was primarily the result of engineering design changes to lower the costs of production of the SecureScan concealed weapons detection product. We are continually working on engineering changes in our security products that we expect will lower component costs for these products. As a result of the reduction in cost of sales we recorded increased gross profit for the 2003 year.

During the 2003 year total operating expense decreased 48.1% compared to the 2002 year. The decrease was the result of a 66.4% decrease in general and administrative expenses, a 55.1% decrease in business development expenses, a 71.3% decrease in professional fees and a 11.0% decrease in salaries and benefits. The reductions in these expenses resulted in a 46.4% decrease in net operating loss.

Total other expense decreased in the 2003 year compared to the 2002 year primarily as a result of bad debt expense of $948,432 in the 2002 year compared to $71,000 bad debt expense in the 2003 year. Also, we recorded a valuation/impairment loss of $888,658 for the 2003 year compared to a valuation/impairment loss of $37,854 in the 2002 year. The impairment loss for the 2003 year is related to a change in accounting principle from the adoption of Statement of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets," issued in June 2001, which addresses financial accounting and reporting for acquired goodwill and intangible assets. The adoption of SFAS No. 142, required the cessation of goodwill amortization for 2002 which decreased net loss for 2002 by $113,135, and the write off of goodwill in 2003 resulting in a decreased net loss of $787,248.

As a result of the above changes, we recorded a 35.1% decrease in net loss from the 2002 year compared to the 2003 year and decreased our loss per share from $0.11 for the 2002 year to $0.05 for the 2003 year.

Factors Affecting Future Performance

      We are currently dependent on the efforts of our resellers for our continued growth.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop our marketing activities. We are actively recruiting and adding other additional resellers and must continue to recruit additional resellers and find other methods of distribution to increase customers.

      We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve months to remain competitive in our market. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders will be diluted.


                  ITEM 7.  FINANCIAL STATEMENTS

                        VIEW SYSTEMS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2003 AND 2002

                         C O N T E N T S


Accountants' Report .....................................................3

Balance Sheets ..........................................................4

Statements of Operations ................................................5

Statements of Stockholders' Equity.......................................6

Statements of Cash Flows ................................................7

Notes to the Financial Statements .......................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________


                   INDEPENDENT AUDITORS' REPORT

To the Audit Committee of the Board of Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland

     We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of View Systems, Inc. for the year ended December 31, 2002, were audited by other auditors whose report dated March 26, 2003 expressed an unqualified opinion.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2003. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 25, 2004

To the Audit Committee of the Board of
Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland

      We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of View Systems, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of View Systems, Inc. and Subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The financial statements referred to in the first paragraph have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2003. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                  /s/ Stegman & Company

Baltimore, Maryland
March 26, 2003

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                          December 31,
                                                             2003
                                                         -------------
Current Assets
  Cash                                                   $     19,899
  Accounts Receivable(Net of Allowance of $81,000)            225,088
  Inventory                                                    93,241
                                                         -------------

    Total Current Assets                                      338,228
                                                         -------------

Property & Equipment (Net)                                     44,693
                                                         -------------
Other Assets
  Licenses                                                  1,626,854
  Due from  Affiliates                                         98,457
  Deposits                                                      4,819
                                                         -------------

    Total Other Assets                                      1,730,130
                                                         -------------

    Total Assets                                         $  2,113,051
                                                         =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                       $    648,714
  Accrued Expenses                                            115,515
  Accrued Interest                                             55,000
  Notes Payable                                               131,500
                                                         -------------

    Total Current Liabilities                                 950,729
                                                         -------------
Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding 62,730,619         62,730
  Additional Paid in Capital                               15,604,609
  Retained Earnings (Deficit)                             (14,505,017)
                                                         -------------

    Total Stockholders' Equity                              1,162,322
                                                         -------------

    Total Liabilities and Stockholders' Equity           $  2,113,051
                                                         =============

       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                      For the Year Ended
                                                          December 31,
                                                  ----------------------------
                                                        2003         2002
                                                  ------------- --------------

Revenues, Net                                     $    569,952  $     446,009

Cost of Sales                                          257,632        378,600
                                                  ------------- --------------

Gross Profit (Loss)                                    312,320         67,409
                                                  ------------- --------------
Operating Expenses
  Business Development                                 155,130        345,686
  General & Administrative                             301,482        896,366
  Professional Fees                                    542,612        757,304
  Salaries & Benefits                                  873,361        981,153
                                                  ------------- --------------

    Total Operating Expenses                         1,872,585      2,980,509
                                                  ------------- --------------

Net Operating Income (Loss)                         (1,560,265)    (2,913,100)
                                                  ------------- --------------
Other Income(Expense)
  Loss on Sale of Assets                               (14,839)             -
  Interest Expense                                     (11,572)       (24,083)
  Bad Debt                                             (71,000)      (948,432)
  Valuation/Impairment Loss                           (888,658)       (37,854)
                                                  ------------- --------------

    Total Other Income(Expense)                       (986,069)    (1,010,369)
                                                  ------------- --------------

Net Income (Loss)                                 $ (2,546,334) $  (3,923,469)
                                                  ============= ==============

Net Income (Loss) Per Share                       $      (0.05) $       (0.11)
                                                  ============= ==============

Weighted Average Shares Outstanding                 51,529,119     34,677,576
                                                  ============= ==============




       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity (Deficit)



                                                   Additional    Retained
                                Common Stock       Paid-in       Earnings
                              Shares     Amount    Capital       (Deficit)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2001  20,193,620  $  20,193  $ 10,119,024  $ (8,035,214)

 Sales of common stock       8,550,000      8,550     1,283,650             -

 Issuance of common stock
  (employee and other
  compensation)             11,820,000     11,820     1,195,239             -

 Issuance of common stock
  in exchange for remaining
  interest in Milestone
  Technology, Inc.           3,300,000      3,300     1,019,700             -

 Issuance of common stock
  in payment of a notes
  payable                      735,000        735       193,265             -

Net loss for the year
 ended December 31, 2002             -          -             -    (3,923,469)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2002  44,598,620     44,598    13,810,878   (11,958,683)

 January - March 2003 -
  shares issued for cash       676,999        677        85,873             -

 January 2003 - shares
  issued for services          445,000        445        51,755             -

 July - September 2003 -
  share issued for cash      3,220,000      3,220       318,780             -

 September 2003 - shares
  issued for payment of
  notes payable                300,000        300        29,700             -

 September 2003 - Stock
  issued for services          500,000        500        59,500             -

 September 2003 share
  issued to employees        1,600,000      1,600       190,400             -

 September 2003 - shares
  issued for payment
  of notes payable          10,800,000     10,800       755,520             -

 October 2003 - shares
  issued for services          190,000        190         9,310             -

 Forgiveness of Debt by
  subsidiary-contribution            -          -       193,293             -

 October-December 2003 -
  shares issued for cash       400,000        400        99,600             -

Net loss for the year
 ended December 31, 2003             -          -             -    (2,546,334)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2003  62,730,619  $  62,730  $ 15,604,609  $(14,505,017)
                          ============= ========== ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                       For the Year Ended
                                                          December 31,
                                                         2003       2002
                                                   ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                $ (2,546,334) $ (3,923,469)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                         45,160       194,620
     Impairment of Assets                               888,658             -
     (Gain) Loss on Disposal of Assets                   14,839             -
     Bad Debts                                           71,000       948,432
     Stock Issued for Services                          313,700     1,207,059
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                               (143,376)      (74,498)
     Inventories                                        (21,916)      105,035
     Prepaid expenses                                      (655)            -
     Other Assets                                        (2,287)            -
     Increase (Decrease) in:
     Accounts Payable                                   211,747        93,496
     Accrued Expenses                                   157,895        11,000
                                                   ------------- -------------

  Net Cash Provided(Used) by Operating Activities    (1,011,569)   (1,438,325)

Cash Flows from Investing Activities:
  Purchase of property  and equipment                         -       (27,111)
  Advances (to)/ receipt from related party              76,869         7,094
  Cash element in Mileston Technology acquisition             -        58,849
                                                   ------------- -------------

  Net Cash Provided (Used) by Investing Activities       76,869        38,832

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                       -        43,230
  Proceed from debt financing                           817,820             -
  Proceeds from stock issuance                          508,550     1,292,200
  Principal Payments on Notes Payable                  (375,000)       (6,052)
                                                   ------------- -------------

  Net Cash Provided (Used) by Financing Activities      951,370     1,329,378
                                                   ------------- -------------

Increase (Decrease) in Cash                              16,670       (70,115)

Cash and Cash Equivalents at Beginning of Period          3,229        73,344
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $     19,899  $      3,229
                                                   ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)



                                                      For the Year Ended
                                                          December 31,
                                                   ---------------------------
                                                       2003          2002
                                                   ------------- -------------
Cash Paid For:
  Interest                                         $        572  $     15,203
  Income Taxes                                     $          -  $          -

Non-Cash Investing and Financing Activities:

Stock Issued in payment for Note Payable           $    796,320  $    194,000

Stock Issued in exchange for net assets
 of Milestone Technology, Inc as follows:
   Accounts Receivable                             $          -  $     28,132
   Inventory                                                  -       359,647
   Fixed Assets                                               -           188
   Patents                                                    -     1,317,467
   Accounts payable                                           -        (6,470)
   Notes payable                                              -      (703,449)
   Accrued interest                                           -       (28,843)


       The accompanying notes are an integral part of these consolidated financial statements.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). All inventory as of December 31, 2003 consisted of finished goods.

     Property and Equipment

     Property and equipment is recorded at cost and depreciated over their useful lives, using the straight-line and accelerated depreciation methods. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation are as follows:

                     Equipment        5-7 years
                     Software tools     3 years

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $45,160 and $62,881, respectively.

     Goodwill

     Goodwill represents the excess of the cost of assets acquired in the business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over ten years. Effective January 1, 2002 goodwill will no longer be amortized but rather tested for impairment under the provision of SFAS No 142. As of December 31, 2003, goodwill was determined to be impaired and was written off.

     Licenses

     In connection with the acquisition on Milestone, the Company received various licenses to products developed by INEEL (Idaho National Engineering and Environmental Laboratory). Milestone transferred the licenses to View Systems, Inc., and in November 2003, two separate licenses were signed in the name of View Systems with Bechtel BWXT Idaho, LLC (BBWI).

     BBWI is the management and operating contractor of the INEEL under its Contract No. DE-AC07-99ID13727 ("M&O Contract") and has the authorization, right and ability to grant the license of the Agreement. The licenses allow View Systems to commercially develop, manufacture, use, sell and distribute processes and products embodying the U.S. Patent No. 6.150.810 "Method for Detecting the Presence of a Ferromagnetic Object Using Maximum and Minimum Magnetic Field Data", and U.S. Patent Application S/N 10/623,372, "Communication Systems, Camera Devices, and Communication Methods".

     The valuation of these licenses consist of the cost of acquiring Milestone, i.e., the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,866. Consistent with SFAS No. 142, the license was analyzed to determine if any impairment existed at December 31, 2003. It was determined to not be impaired. Pursuant to SFAS No. 142, the license will not be amortized, rather the valuation of this intangible will be reviewed periodically.

                        VIEW SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes

    Deferred income taxes are recorded under the assets and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     Research and Development

     Research and development costs are expensed as incurred. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over the estimated useful lives.

     Advertising

     Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $21,264 and $52,549.

     Nonmonetary Transactions

     Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

     Financial Instruments

     For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Loss Per Common Share

     Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2003 and 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2. BUSINESS PLAN

     The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2003 and 2002, the Company incurred net losses of $2,546,334 and $3,923,469, respectively. During 2003 and 2002, the Company implemented a strategy to reduce its cash used in operating activities which included reductions in personnel and facilities expense. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

     To date, the Company has financed its operations primarily through private financing. It is management's intention to finance 2004 operations through an additional equity financing. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

3.  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets ("SFAS NO. 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets. The provisions of SFAS No 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities wich fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.
Impairment losses for goodwill and indefinite-lived intangible assets that arise due the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The adoption of SFAS No. 142, required the cessation of goodwill amortization for 2002 which decreased net loss for 2002 by $113,135, and the write off of goodwill in 2003 resulting in a decreased net loss of $787,248.

     Statement of Financial Accounting Standards No 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The adoption of SFAS No. 143, did not have a material impact on the Company's financial position or results of operations.

     Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS No. 144"), issued in October 2001, addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144, did not have a material impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002, or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statements No 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritive pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

3.  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and
recognition/measurement requirements related to certain guarantees.   The
disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123, effective for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148, did not have a material impact on the Company's financial position or results of operations.

4.  BUSINESS COMBINATION

     The Company purchased 100% of the common stock of Milestone Technology, Inc., effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company's common stock. In March 2002, the Company acquired the remaining 94% of Milestone for 3,300,000 share of the Company's common stock. Based on the market value of the Company's common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

     Milestone Technology, Inc., is a developer of concealed weapons detections systems. Its primary product is a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size, and numbers of concealed weapons. Prior to its acquisition, Milestone Technology, Inc., was considered to be a development stage enterprise.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

5. DUE FROM AFFILIATED ENTITIES

     The Company has advanced non-interest bearing funds of $98,458 as of December 31, 2003 and 2002 to a related corporation, View Technologies, Inc., which is controlled by the Chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.

     The Company has advanced non-interest bearing funds to one or its officers in the amount of $24,869 as of December 31, 2002. The amount was applied to the officers' wages in 2003, and there is no balance due at December 31, 2003.

6. NOTES PAYABLE

     Notes payable as of December 31, 2003 consist of the following:

     Note payable - due to an individual, non-interest bearing
          due on demand.                                        $      1,500

     Note payable - due to an individual, non-interest bearing,
          due on demand.                                              20,000

     Notes payable - due former stockholder of Zyros Technology,
          due on demand, interest at 10% per annum.                  110,000
                                                                -------------

               Total Notes Payable                              $    131,500
                                                                =============

     The notes payable due former stockholders of Xyros Technology, which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

7.  INCOME TAXES

     The components of the net deferred tax asset and liability as of December 31, 2003 are as follows:

     Effect of net operating loss carryforward              $     4,931,700
     Less evaluation allowance                                   (4,931,700)
                                                            ----------------
          Net deferred tax asset (liability)                $             -
                                                            ================

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

8.  OPERATING LEASE

     The Company leases office and warehouse space in Baltimore, Maryland under a five-year noncancellable operating lease, expiring August 2005. Base rent is $2,260 per month with an annual rent escalator of 3%. Rent expense was $61,047 and $58,513 for the years ended December 31, 2003 and 2002, respectively.

     The following is a schedule by year, of approximate future minimum lease payments required under this lease:

     Year ending December 31:
          2004                              $          29,217
          2005                                         19,964
          2006 and Thereafter                               -
                                            ------------------

     Total minimum future rental payments   $          49,181
                                            ==================
9.  STOCK BASED COMPENSATION

     During the years ended December 31, 2003 and 2002 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

     Restricted Stock Grants

     The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers and directors at the discretion of the Board of Directors. During 2003 and 2002, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of
Directors:

                                 2003                         2002
                        -------------------------- --------------------------
                        Number        Expense      Number of     Expense
                        of Shares     Recognized   of Shares     Recognized
                        ------------- ------------ ------------- ------------
Officers and employees     1,690,000  $   196,500     4,950,000  $   495,000
Independent contractors
 and consultants           1,035,000      117,200     6,870,589      687,059
                        ------------- ------------ ------------- ------------
     Total                 2,725,000  $   313,700    11,820,589  $ 1,182,059
                        ============= ============ ============= ============

     Officers' and employees' compensation was based on the fair market value of the common stock issued on the date of grant less a discount of 10% due to the restricted nature of the grant. Independent contractors and consultants expense was based on the estimated value of services rendered.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

9.  STOCK BASED COMPENSATION

     Stock Options and Warrants

     The Company adopted the 1999 Stock Option Plan during the year ended December 31, 1999. The Plan reserves 4,500,000 shares of the Company's unissued common stock for options. Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of the grant.

     A summary of the Company's common stock option activity and related information for the years ended December 31, 2003 and 2002 is as follows:

                                                    2002
                                     ----------------------------------------
                                                   Weighted
                                     Common        Average      Range of
                                     Stock         Exercise     Exercise
                                     Options       Price        Price
                                     ------------- ------------ -------------
     Outstanding at beginning of year     107,690  $      1.63  $ .01 - 2.07
     Granted                                    -            -             -
     Exercised                                  -            -             -
     Expired/Cancelled                          -            -             -
                                     ------------- ------------ -------------
      Outstanding at end of year          107,690  $      1.63  $ .01 - 2.07
                                     ============= ============ =============

                                                     2003
                                     ----------------------------------------
                                                   Weighted
                                     Common        Average      Range of
                                     Stock         Exercise     Exercise
                                     Options       Price        Price
                                     ------------- ------------ -------------
     Outstanding at beginning of year     107,690  $      1.63  $ .01 - 2.07
     Granted                                    -            -             -
     Exercised                                  -            -             -
     Expired/Cancelled                          -            -             -
                                     ------------- ------------ -------------
     Outstanding at end of year           107,690  $      1.63  $ .01 - 2.07
                                     ============= ============ =============

     The Company has issued warrants to purchase the Company's stock as follows:

                                                    2002 & 2003
                                     ----------------------------------------
                                                   Weighted
                                     Common        Average      Range of
                                     Stock         Exercise     Exercise
                                     Warrants      Price        Price
                                     ------------- ------------ -------------
     Outstanding at beginning of year   3,850,000  $      0.49  $  .20 - .70
     Granted                                    -            -             -
     Exercised                         (3,850,000)        0.49  $  .20 - .70
     Expired/Cancelled                          -            -             -
                                     ------------- ------------ -------------
     Outstanding at end of
       year 2002 & 2003                         -  $         -  $          -
                                     ============= ============ =============

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

9.  STOCK BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. There were no stock options granted during the years ended December 31, 2003 and 2002.

10.  PROFESSIONAL FEES

     The Company engages both technical and business consultants, as well as accountants and attorneys, throughout the year for business support and required services. Professional fees consist of the following for the years ended December 31, 2003 and 2002.

                                2003                     2002
                          -----------------      -----------------
     Accounting           $          50,055      $          70,907
     Legal                           87,389                 54,152
     Management                      51,901                514,129
     Programming                     28,267                118,116
                          -----------------      -----------------
     Total                $         217,612      $         757,304
                          =================      =================




11.  LITIGATION

     On May 8, 2003, the Company filed a complaint against two former officers and shareholders of Milestone Technology, Inc., related to the ownership of the Concealed Weapons Detection System. In July 2003, the complaint was settled and the Company agreed to pay $375,000 including attorney fees of $50,000. The liability is recorded in accounts payable at December 31, 2003. The settlement also called for the cancellation of 1,050,000 shares issued to one of the principals of Milestone.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report on Form 8-K dated February 24, 2004, we reported that we engaged Chisholm, Bierwolf & Nilson, LLC as our independent auditors. Our former auditors, Stegman & Company, Certified Public Accountants, resigned as our independent auditors on March 1, 2004.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. However, due to our change of auditors so close to the filing deadline for this report, we were unable to provide the necessary information to the new auditors in a timely manner without unreasonable effort and expense. As a result, we were unable to file this report by the March 30, 2004 deadline.

Our Chief Executive Officer determined there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age, position and biographical information of our executive officers and directors are presented below. Our bylaws provide for a board of directors consisting of up to seven persons. The term of office of each director is one year or until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.

Name                  Age   Position                         Director Since
--------------------- ----- -------------------------------- ----------------
Gunther Than          56    Chief Executive Officer,         September 1998
                            Treasurer, Chief Technology
                            Officer and Director

Barry S. Feldman      63    President, Chief Operating       July 2003
                            Officer and Director

William D.  Smith     68    Chairman of the Board and        February 2003
                            Secretary

Dr. Michael L.
Bagnoli               48    Director                         May 1999

Dr. Martin Maassen    61    Director                         May 1999


Gunther Than -   Gunther Than was appointed Treasurer in July 2003 and has
served as our Chief Executive Officer since September 1998. Formerly, he served as President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of RealView Systems, Inc. and View Technology, Inc., software developers. Mr. Than continues as President, CEO and director of View Technology, Inc. Mr. Than is a graduate of the University of Wisconsin, with a dual bachelors degree in engineering physics and applied mathematics.

Barry S. Feldman -   Mr. Feldman joined View Systems as President in May 2003
and was appointed as a director and Chief Operating Officer in July 2003.
From April 2002 to April 2003 he was a partner and Sr. Vice-president Corporate Relations for Summit Resource Group. From July 1998 to February 2002 he was Sr. Vice-president Corporate Relations for Columbia Financial Group. Mr. Feldman has over 25 years experience with small business corporate restructuring, management and financing. He holds a Bachelors of Science in Business Management from Rutgers University.

William D. Smith - Mr. Smith was appointed as a Director and Secretary on February 11, 2003. In September

2003 he was elected to serve for a one year term as Chairman of the Board to supervise the restructuring of the company. He retired in 1984 from McGraw-Hill Information Systems Company. He was employed as a industrial engineer and he founded Numerax, Inc. which became a wholly-owned subsidiary of McGraw-Hill Information Company in 1984. From 1995 to 1997 he served as Chairman of the Board of View Technologies, Inc.

Dr. Michael L. Bagnoli -   Dr. Bagnoli became a Director in May 1999.  He
holds degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery for a physician group in Lafayette, Indiana. In his practice he introduced arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction. Dr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

Dr. Martin Maassen- Dr. Maassen became a Director in May 1999, he formerly served as our Chairman of the Board from April 2000 to September 2002. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

Audit Committee Financial Expert

Our board of directors has determined that we have one audit committee financial expert serving on our audit committee. Ms. Susan Mrzlack serves on our audit committee and is a certified public accountant and, pursuant to NASD Rule 4200(a)(15), we believe Ms. Mrzlack is independent.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations from reporting persons that Forms 5 were not required, we believe Mr. Than filed late Forms 4 related to 13 transactions, Mr. Feldman filed late a Form 4 for one transaction, Mr. Smith filed late Forms 4 for two transactions, Mr. Maassen failed to file Forms 4 for six transactions.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers and directors in all capacities during the past three fiscal years.

SUMMARY COMPENSATION TABLE

                       Annual Compensation

Name and               Fiscal
Principal Position     Year      Salary             Other
---------------------  --------  -----------------  -------------------
Gunther Than           2003      $ 100,000 (1)      $ 138,000 (2)
CEO, Treasurer         2002         18,000                  0
Director               2001         96,000            110,400 (3)

Barry Feldman          2003      $       0          $  50,000 (4)
President, COO         2002              0                  0
and Director           2001              0                  0

William D. Smith       2003      $       0          $  24,000 (5)
Secretary,             2002              0                  0
Chairman of the Board  2001              0                  0


      (1)   Represents accrued salary
      (2)   Represents 1,150,000 common shares issued as compensation.
      (3)   Represents 480,000 common shares issued as compensation.
      (4)   Represents 350,000 common shares issued as compensation.
      (5)   Represents 200,000 common shares issued as compensation.

Compensation of Directors

We compensate our independent directors, Messrs. Maassen and Bagnoli, with 5,000 shares of our common stock for each month of service. Messrs. Maassen and Bagnoli each accrued 60,000 shares for the year ended December 31, 2003 which have not been issued to them. We do not have any arrangement for cash compensation of our directors for the services they provide in their capacity as directors, including services for committee participation or for special assignments.

Employment Contracts

Mr. Than entered into an employment agreement with View Systems and agreed to serve as our Chief Executive Officer, effective January 1, 2003. Mr. Than's employment is "at will" we may terminate him with or without cause. Either party may terminate his employment with a 30-day written notice or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to 30 days of salary as of the date of termination. Mr. Than will receive an annual salary of $100,000 and 50,000 shares of common stock for each month of service. Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.

On September 1, 2002 we entered into a consulting agreement with Mr. William
D. Smith to serve as Director of Client Services/Strategic Alliances specifically in charge of government contract administration and technology
due diligence.   Mr. Smith receives an annual salary of $24,000, plus 10,000 shares per month. The agreement is an "at will" employment agreement and Mr. Smith may be terminated with or without cause. Either party may terminate his employment with a 30-day written notice or we may terminate him immediately and provide Mr. Smith with severance pay in an amount equal to 30 days of salary as of the date of termination. Mr. Smith has agreed to maintain the confidentiality of our trade secrets and not to compete with the company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of our management. We are unaware of any person or group that beneficially owns 5% or more of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 62,630,619 outstanding shares as of February 20, 2004 and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

Name and address of               Amount of               Percent of
beneficial owner                  beneficial ownership    class
-------------------------------   --------------------    ------------

Dr. Michael L. Bagnoli               570,000 (1)          Less than 1%
40 Redwood Court
Lafayette, Indiana 47905

Barry Feldman                        300,000              Less than 1%
1100 Wilso Drive
Baltimore, Maryland 21223

Dr. Martin Maassen                 1,928,419 (2)          3.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

William D. Smith                   2,250,000 (3)          3.5%
2608 Creswell Road
Bel Air, Maryland 21015

Gunther Than                       5,180,423 (4)          8.3%
1100 Wilso Drive
Baltimore, Maryland 21223

Directors and officers            10,228,842              16.1%
as a group

      (1) Represents 500,000 shares owned by Mr. Bagnoli, 40,000 shares held by his spouse, and 30,000 shares held by Mr. Bagnoli as trustee of a trust.
      (2) Represents 1,178,419 held by Mr. Maassen and 750,000 shares held by his spouse
      (3) Represents 1,250,000 shares held by Mr. Smith and options to buy 1,000,000 shares within the next 60 days.
      (4) Represents 5,010,423 shares owned by Mr. Than and 170,000 shares held by his spouse.

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.

               EQUITY COMPENSATION PLAN INFORMATION
_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity
compensation
plans approved
by security
holders               14,545,589           $ 0.10                 0
______________________________________________________________________________
Equity
compensation
plans not
approved by
security holders         107,690             1.63               4,392,310
______________________________________________________________________________

Total                 14,653,279           $ 0.11               4,392,310
______________________________________________________________________________

Our shareholders approved the 2000 Restricted Share Plan and our board of directors adopted the 1999 Stock Option Plan. The purpose of the plans is to retain employees, management and consultants by granting options to employees, directors, officers and consultants. Both plans have a term of 10 years. For the 2000 Restricted Share Plan our board of directors granted 11,820,589 shares in the 2002 year and 2,725,000 shares in the 2003 year. Under the 1999 Stock Option Plan our board of directors reserved 4,500,000 shares and granted options to purchase 107,690 shares before 2002. The options must be 100% of the fair market value of our common stock on the date of grant and the options expire after five years.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

During the year ended December 31, 2002, we advanced $98,458 to View Technologies, Inc., which is controlled by Gunther Than, our Chief Executive Officer and director. There are no formal repayment terms associated with this advance. View Systems and View Technologies, Inc. had entered into various transactions throughout the 2002 year to provide working capital to one another when necessary. These transactions between View Systems and View Technologies were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
3.2     By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to
        Form 10-QSB filed November 14,   2003)
10.1 View Systems, Inc. Employment Agreement with Gunther Than. (Incorporated by reference to registration statement on Form SB-2, filed January 11, 2000)
10.2 Employment agreement between View Systems and William D. Smith, dated September 1, 2002.
10.3 Employment agreement between View Systems and Gunther Than, dated January 1, 2003.
21.1    Subsidiaries (Incorporated by reference to Form 10-KSB, filed March
        31, 2003)
31.1    Chief Executive Officer Certification

31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

On March 2, 2004 we filed a current report on Form 8-K, dated February 24, 2004, under Item 4 related to the engagement of our independent auditor. On March 3, 2004 we filed an amendment to this report related to the resignation of our former auditor.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Stegman & Company, Certified Public Accountants, billed an aggregate of $31,500 for the 2003 year and $31,000 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.
Stegman & Company did not bill us audit-related fees, tax fees or other fees for the past two fiscal years.

Our audit committee approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. Accordingly, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VIEW SYSTEMS, INC.



                            /s/ Gunther Than
Date: April 14, 2004     By:___________________________________________
                            Gunther Than
                            CEO, Principal Financial Officer, Treasurer
                            and Director


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             /s/ Barry S. Feldman
Date: April 14, 2004     By: ________________________________________
                             Barry S. Feldman
                             President and Director



                             /s/ William D. Smith
Date: April 14, 2004     By:__________________________________________
                            William D. Smith
                            Chairman of the Board and Secretary


                             /s/ Dr. Martin J. Maassen
Date: April 14, 2004     By:__________________________________________
                            Dr. Martin J. Maassen
                            Director



                             /s/ Dr. Michael L. Bagnoli
Date: April 14, 2004     By:___________________________________________
                            Dr. Michael L. Bagnoli
                            Director