Form 10QSB
period 2004-03-31
VIEW SYSTEMS INC
filed 2004-05-14
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

As of May 12, 2004 View Systems, Inc. had 64,082,702 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................2

Item 2.  Management's Discussion and Analysis..........................9

Item 3.  Controls and Procedures......................................12

                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities........................................13

Item 5.  Other Information............................................13

Item 6.  Exhibits and Reports on Form 8-K.............................13

Signatures............................................................14




                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        View Systems, Inc.

                Consolidated Financial Statements

                          March 31, 2004

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS
                             -------
                                                      March 31,   December 31,
                                                         2004        2003
                                                    ------------ -------------
Current Assets
  Cash                                              $     6,922  $     19,899
  Accounts Receivable(Net of Allowance of $81,000)      157,241       225,088
  Inventory                                              93,241        93,241
                                                    ------------ -------------

    Total Current Assets                                257,404       338,228
                                                    ------------ -------------

Property & Equipment (Net)                               33,403        44,693
                                                    ------------ -------------
Other Assets
  Licenses                                            1,626,854     1,626,854
  Due from Affiliates                                    98,457        98,457
  Deposits                                                4,819         4,819
                                                    ------------ -------------
    Total Other Assets                                1,730,130     1,730,130
                                                    ------------ -------------

    Total Assets                                    $ 2,020,937  $  2,113,051
                                                    ============ =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accounts Payable                                  $   607,887  $    648,714
  Accrued Expenses                                      102,947       115,515
  Accrued Interest                                       57,750        55,000
  Notes Payable                                         269,385       131,500
                                                    ------------ -------------

    Total Current Liabilities                         1,037,969       950,729
                                                    ------------ -------------
Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    64,021,452 and 62,730,619, respectively              64,021        62,730
  Additional Paid in Capital                         15,638,318    15,604,609
  Retained Earnings (Deficit)                       (14,719,371)  (14,505,017)
                                                    ------------ -------------

    Total Stockholders' Equity                          982,968     1,162,322
                                                    ------------ -------------

    Total Liabilities and Stockholders' Equity      $ 2,020,937  $  2,113,051
                                                    ============ =============







      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                      For the Three Months
                                                          Ended March 31,
                                                   ---------------------------
                                                        2004         2003
                                                   ------------- -------------

Revenues, Net                                      $     34,353  $     65,690

Cost of Sales                                            32,326        27,536
                                                   ------------- -------------

Gross Profit (Loss)                                       2,027        38,154
                                                   ------------- -------------
Operating Expenses
  Research & Development                                      -        10,090
  General & Administrative                               55,578       111,318
  Professional Fees                                      24,219        77,064
  Salaries & Benefits                                   133,571       131,045
                                                   ------------- -------------

    Total Operating Expenses                            213,368       329,517
                                                   ------------- -------------

Net Operating Income (Loss)                            (211,341)     (291,363)
                                                   ------------- -------------
Other Income(Expense)
  Loss on Sale of Assets                                      -             -
  Interest Expense                                       (3,014)       (3,009)
  Bad Debt                                                    -             -
  Valuation/Impairment Loss                                   -             -
                                                   ------------- -------------

    Total Other Income(Expense)                          (3,014)       (3,009)
                                                   ------------- -------------

Net Income (Loss)                                  $   (214,355) $   (294,372)
                                                   ============= =============

Net Income (Loss) Per Share                        $      (0.00) $      (0.01)
                                                   ============= =============

Weighted Average Shares Outstanding                  63,376,036    44,937,195
                                                   ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows

                                                      For the Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                       2004          2003
                                                   ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                $   (214,355) $   (294,372)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                         11,290        59,685
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                 67,847        27,656
     Inventories                                              -        14,278
     Increase (Decrease) in:
     Accounts Payable                                   (40,827)      (15,745)
     Accrued Expenses                                    (9,818)        2,750
                                                   ------------- -------------

  Net Cash Provided(Used) by Operating Activities      (185,863)     (205,748)

Cash Flows from Investing Activities:
  Purchase of property  and equipment                         -             -
  Advances (to)/ receipt from related party                   -         4,500
                                                   ------------- -------------

  Net Cash Provided (Used) by Investing Activities            -         4,500

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                 137,886       125,000
  Proceeds from stock issuance                           35,000        86,550
  Principal Payments on Notes Payable                         -             -
                                                   ------------- -------------

  Net Cash Provided (Used) by Financing Activities      172,886       211,550
                                                   ------------- -------------

Increase (Decrease) in Cash                             (12,977)       10,302

Cash and Cash Equivalents at Beginning of Period         19,899         3,229
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $      6,922  $     13,531
                                                   ============= =============

Cash Paid For:
  Interest                                        $        264  $      3,009
  Income Taxes                                    $          -  $          -

Non-Cash Investing and Financing Activities:
  Stock Issued in payment for Note Payable        $          -  $          -


       The accompanying notes are an integral part of these consolidated financial statements.

                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2004


GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

View Systems designs and develops computer software and hardware used in conjunction with weapons detection and surveillance capabilities. We have received increased product inquiries over the last six months of the 2003 year and we are also signing new dealers. In addition, our ViewMaxx Digitial Video sales have been revitalized in the last two quarters, demonstrating the continuing market growth in closed circuit television surveillance products. During the first quarter of 2004 we entered into a Cooperative Research and Development Agreement with the Idaho National Laboratory for our FirstView Wireless Camera System, a first responder long range video transmission system. We believe that heightened attention to terrorist and other security threats may continue to drive growth in the market for security products.

Our revenues are primarily from sales of our VideoMaxx and SecureScan Concealed Weapons Detection System. We have incurred losses for the past two fiscal years and have an accumulated deficit of $14,719,371 at March 31, 2004. We rely on revenues, private financing and sales of common stock to provide additional funding. Management believes we will incur operating losses for the near future. However, management expects projected sales revenues and anticipated equity infusions and advances from management to be sufficient to provide funding to sustain operations through 2004.

For the 2004 second quarter our primary challenge will be to more fully develop our product line and our sales and distribution network. Our emphasis will be on marketing and sales programs through high-end dealer channels, plus internal direct sales for our products, where applicable.

Our plan is to develop a sales and distribution channel program for the United States. We expect to build a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products within the 48 states. Our initial focus will be in the Mid-Atlantic and Northeast regions. For international sales, we have engaged one group, RVP Associates, for international business development with the intent that the international sales and distribution channel will parallel the United States program only through foreign sales channels. However, we cannot assure that we will be able to develop these sales and distribution channels to a level which will result in increased revenues.

Our second major emphasis for the 2004 second quarter and the remainder of the 2004 year is to continue our SecureScan manufacturing cost reduction objectives. We will continue implementation of the three-phase initiative toward the reduction of the manufacturing costs of the SecureScan product, which we began in the last half of 2003. We have completed the first phase of this plan by reducing manufacturing costs of the SecureScan product by 25%. The second phase will be implemented over the next six months of the 2004 year. We intend to select key expensive components of the SecureScan system and replace them with performance equivalent, less expensive parts. The final phase of the manufacturing cost reductions will be a $1,600 cost reduction per unit in the fabrication of the gradiometer sensors alone which we believe can be accomplished. In addition, we anticipate completing circuitry conversions to fully digital signal processing from present digital to analog, back to digital and vice versa along with replacing over-engineered housings in the portal. We also expect to reduce assembly time and testing times to save additional manufacturing costs.

Our manufacturing and marketing objectives for FirstView, which is based on the hazmat cam, a lightweight wireless camera system that emergency response teams carry into ground zero, include:
..      Set up a complete manufacturing line in the Baltimore, Maryland facility for building, testing and further development of the hazmat camera product.
..      Create comprehensive manufacturing ability with a bill of materials and vendor supply source list for ongoing engineering support and production.
..      Establish the necessary manufacturing process to sustain output levels of 8 to 10 systems per month.

Liquidity and Capital Resources

For the short term management believes that revenues and additional equity financing will provide funds for operations and development of our business plan. For the long term, management expects that the development of our sales channels will increase our revenues; however, we will need to continue to raise additional funds through loans and sales of our common stock, as needed.


Operations - Our cash inflows are not sufficient to fund our day-to-day operations. Net cash used by operating activities for the three month period ended March 31, 2004 ("2004 first quarter") was $185,863 compared to net cash used by operating activities of $205,748 for the three month period ended March 31, 2003 ("2003 first quarter").

Financing - We have financed our operations primarily through private equity financing. We expect to rely on external financing of $1 to $3 million to meet our needs in the short term, increase ongoing operations to self-sustaining levels, and increase profits to the magnitude management feels is achievable. The first phase will be a $500,000 bridge financing to be completed in the 2004 second quarter that we intend to use to expand our marketing and sales programs and to set up manufacturing capabilities for FirstView in our Baltimore, Maryland facility. The second phase is to acquire $1 million in the third quarter 2004 to increase sales and manufacturing personnel to support development of a national sales channel model, lower manufacturing unit costs of the SecureScan products and implement an application integrating SecureScan with School Technology Management's Student Time and Attendance System. The third phase of funding will be used to expand our dealer network through the remainder of 2004 and introduce additional cost reductions of the newest products into the 2005 calendar year.

Net cash provided by financing activities for the 2004 first quarter was $172,886; consisting of advances from shareholders of $137,886 and $35,000 proceeds received from sales of stock. In comparison, net cash provided by financing activities for the 2003 first quarter were $125,000 from advances and $86,550 proceeds from sales of common stock.

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

Commitments and Contingent Liabilities

Our primary commitment is our operating lease for the manufacturing facility in Baltimore, Maryland. Our rent for this facility is $2,260 per month with an annual escalator of 3%. Our total current liabilities of $1,037,969 at March 31, 2004 include accounts payable of $607,887, accrued expenses of $102,947, accrued interest of $57,750 and notes payable of $269,385.

Off-balance Sheet Arrangements -  None.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part 1, above.

 Comparison of 2003 and 2004 First Quarter Summary of Operations
-----------------------------------------------------------------

                                          Quarter ended     Quarter ended
                                          March 31,  2004   March 31, 2003
                                          ---------------   ---------------

Revenues, net                             $       34,353    $       65,690

Cost of sales                                     32,326            27,536

Gross profit                                       2,027            38,154

Total operating expenses                         213,368           329,517

Net operating loss                              (211,341)         (291,363)

Total other expense                               (3,014)           (3,009)

Net income (loss)                               (214,355)         (294,372)

Net income (loss) per share               $         0.00    $        (0.01)

Revenues for the 2004 first quarter decreased 47.7% compared to the 2003 first quarter, but costs of sales increased 17.3% in the 2004 first quarter compared to the 2003 first quarter. As a result of the reduction in revenues, coupled with the increase in cost of sales, our gross profit decreased 94.7% for the 2004 first quarter compared to the 2003 first quarter.

During the 2004 first quarter total operating expense decreased 35.2% compared to the 2003 first quarter. The decrease was primarily the result of a 50.0% decrease in general and administrative expenses and a 68.6% decrease in professional fees for technical and business consultants. The reductions in total operating expenses resulted in a 27.5% decrease in our net operating loss.

Our net loss for the 2004 quarter decreased 27.8 % in comparison to our net loss for the 2003 first quarter. Our net loss per share was $0.00 for the 2004 first quarter compared to a net loss per share of $0.01 for the 2003 first quarter.

                     Summary of Balance Sheet
                    --------------------------

                                             Quarter ended   For year ended
                                             March 31, 2004  December 31, 2003
                                             --------------- ----------------

Cash                                         $        6,922  $      19,899

Total current assets                                257,404        338,228

Total assets                                      2,020,937      2,113,051

Total current liabilities                         1,037,969        950,729

Accumulated deficit                             (14,719,371)   (14,505,017)

Total stockholders equity                    $      982,968  $   1,162,322

As of March 31, 2004 we had negative working capital of $780,565 and our total current assets decreased due to reductions in cash and accounts receivable.
We own property and equipment valued at $33,403 and licenses related to our technology valued at $1,626,854. Our total current liabilities have increased as of March 31, 2004 compared to December 31, 2003.

Factors Affecting Future Performance

     We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $3 million additional financing within the next twelve months to remain competitive in our market. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders will be diluted.

     We are currently dependent on the efforts of our resellers for our continued growth and must expand our sales channels to increase our revenues.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop our marketing activities. We are actively recruiting and adding other additional resellers and must continue to recruit additional resellers and find other methods of distribution to increase customers. If we are unsuccessful in developing sales channels we may have to abandon our business plan.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also acts in the capacity of principal financial officer has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed April 14, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

The following discussion describes all securities sold by View Systems without registration during the first quarter of 2004 through a recent date.

In February and March of 2004 we issued an aggregate of 902,000 restricted common shares as compensation pursuant to employment agreements. We issued 100,000 shares to Paul Scaccio, 100,000 shares to Barry Feldman, 102,000 shares to David Johansen and 600,000 shares to Gunther Than. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Starting on August 6, 2003 we have conducted a Regulation D Rule 505 offering for an aggregate offering amount of $1,500,000. During the first quarter of 2004 and through April 22, 2004 we issued an aggregate of 518,833 common shares to accredited investors for approximately $58,000. We relied on an exemption from the registration requirements of the Securities Act of 1933 for a limited offering provided by Section 3(b) and Regulation D.

On March 11, 2004 we issued 31,250 shares to InCap Group, Inc. in consideration for services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuance's of our securities, we believe that each purchaser:
..     was aware that the securities had not been registered under federal securities laws;
..     acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..     understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
..     was aware that the certificate representing the securities would bear a legend restricting their transfer.


ITEM 5: OTHER INFORMATION

On April 30, 2004 Barry Feldman resigned as our President, Chief Operating Officer and Director to pursue other interests. We have not filled these vacancies as of the date of this filing.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)

3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed November 14, 2003)
10.1 Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)
21.1  Subsidiaries (Incorporated by reference to Form 10-KSB, filed March 31,
      2003)

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


                                  VIEW SYSTEMS, INC.



                                   /S/ Gunther Than
Date: May 13, 2004             By: ______________________________________
                                   Gunther Than
                                   Chief Executive Officer
                                   Principal Financial Officer
                                   Treasurer and Director