Form 10QSB
period 2004-06-30
VIEW SYSTEMS INC
filed 2004-08-02
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004

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

As of July 26, 2004 View Systems, Inc. had 70,085,352 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]   No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis...............................8

Item 3.  Controls and Procedures...........................................12

                    PART II: OTHER INFORMATION

Item 2.  Changes in Securities.............................................12

Item 5.  Other Information ................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................13



                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        View Systems, Inc.

                Consolidated Financial Statements

                          June 30, 2004

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                      June 30,    December 31,
                                                        2004         2003
                                                   ------------- -------------
                                                    (unaudited)
Current Assets
  Cash                                             $     19,506  $     19,899
  Accounts Receivable(Net of Allowance of $81,000)      239,852       225,088
  Inventory                                              93,241        93,241
                                                   ------------- -------------

    Total Current Assets                                352,599       338,228
                                                   ------------- -------------

Property & Equipment (Net)                               27,203        44,693
                                                   ------------- -------------
Other Assets
  Licenses                                            1,626,854     1,626,854
  Due from Affiliates                                    98,457        98,457
  Deposits                                                4,819         4,819
                                                   ------------- -------------

    Total Other Assets                                1,730,130     1,730,130
                                                   ------------- -------------

    Total Assets                                   $  2,109,932  $  2,113,051
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $    480,200  $    648,714
  Accrued Expenses                                      131,717       115,515
  Accrued Interest                                       60,500        55,000
  Notes Payable                                         111,885       131,500
                                                   ------------- -------------

    Total Current Liabilities                           784,302       950,729
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   $.01 Par Value, Issued and Outstanding                     -             -
  Common Stock, Authorized 100,000,000 Shares,
   $.001 Par Value, Issued and Outstanding
   69,403,752 and 62,730,619, respectively               69,404        62,730
  Additional Paid in Capital                         16,406,420    15,604,609
  Retained Earnings (Deficit)                       (15,150,194)  (14,505,017)
                                                   ------------- -------------

    Total Stockholders' Equity                        1,325,630     1,162,322
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $  2,109,932  $  2,113,051
                                                   ============= =============


                      View Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                      For the Three Months Ended    For the Six Months Ended
                                                June 30,                   June 30,
                                      --------------------------- ----------------------------
                                          2004           2003          2004          2003
                                      ------------- ------------- ------------- --------------
Revenues, Net                         $    158,041  $    146,485  $    192,394  $     212,175

Cost of Sales                               73,872        67,454       106,198         94,990
                                      ------------- ------------- ------------- --------------

Gross Profit (Loss)                         84,169        79,031        86,196        117,185
                                      ------------- ------------- ------------- --------------
Operating Expenses
  Research & Development                         -         1,342             -         11,432
  General & Administrative                 325,100       175,821       380,678        285,797
  Professional Fees                         57,955       (36,595)       82,174         40,469
  Salaries & Benefits                      106,639       112,021       240,210        243,066
                                      ------------- ------------- ------------- --------------

    Total Operating Expenses               489,694       251,247       703,062        580,764
                                      ------------- ------------- ------------- --------------

Net Operating Income (Loss)               (405,525)     (172,216)     (616,866)      (463,579)
                                      ------------- ------------- ------------- --------------
Other Income(Expense)
  Interest Expense                         (25,297)       (2,957)      (28,311)        (5,966)
                                      ------------- ------------- ------------- --------------

    Total Other Income(Expense)            (25,297)       (2,957)      (28,311)        (5,966)
                                      ------------- ------------- ------------- --------------

Net Income (Loss)                     $   (430,822) $   (175,173) $   (645,177) $    (469,545)
                                      ============= ============= ============= ==============

Net Income (Loss) Per Share           $      (0.01) $      (0.00) $      (0.01) $       (0.01)
                                      ============= ============= ============= ==============

Weighted Average Shares Outstanding     64,523,490    45,275,619    63,671,982     44,937,195
                                      ============= ============= ============= ==============







                      View Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     For the Six Months
                                                                         Ended June 30,
                                                                  ---------------------------
                                                                      2004           2003
                                                                  ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                               $   (645,177) $   (469,545)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                        17,490       119,370
     Stock Issued for Services                                         239,380             -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                               (14,764)      (67,355)
     Inventories                                                             -        71,386
     Increase (Decrease) in:
     Accounts Payable                                                 (168,514)      (68,079)
     Accrued Expenses                                                   32,507         5,500
                                                                  ------------- -------------

  Net Cash Provided(Used) by Operating Activities                     (539,078)     (408,723)

Cash Flows from Investing Activities:
  Advances (to)/ receipt from related party                                  -         4,500
                                                                  ------------- -------------

  Net Cash Provided (Used) by Investing Activities                           -         4,500

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                                491,685       317,500
  Proceeds from stock issuance                                          47,000        86,550
                                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities                     538,685       404,050
                                                                  ------------- -------------

Increase (Decrease) in Cash                                               (393)         (173)

Cash and Cash Equivalents at Beginning of Period                        19,899         3,229
                                                                  ------------- -------------

Cash and Cash Equivalents at End of Period                        $     19,506  $      3,056
                                                                  ============= =============
Cash Paid For:
  Interest                                                        $          -  $          -
  Income Taxes                                                    $          -  $          -

Non-Cash Activities:
  Stock Issued for Notes Payable and Accrued Interest             $    522,105  $          -
  Stock Issued for Services                                       $    239,380  $          -




                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2004

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

COMMON STOCK

During February 2004, the Company issued 200,000 shares of common stock for services valued at $52,000.

During February 2004, the Company issued 44,500 shares of common stock for cash of $10,000.

During March 2004, the Company issued 709,500 shares of common stock for services valued at $151,980.

During March 2004, the Company issued 200,000 shares of common stock for cash of $25,000.

During April 2004, the Company issued 33,333 shares of common stock for cash of $5,000.

During May 2004, the Company issued 27,000 shares of common stock for cash of $4,000.

During May 2004, the Company issued 31,250 shares of common stock for services valued at $5,000.

During June 2004, the Company issued 160,000 shares of common stock for services valued at $30,400.

During June 2004, the Company issued 24,000 shares of common stock for cash of $3,000.

During June 2004, the Company issued 5,221,050 shares of common stock for notes payable and accrued interest of $522,105.

In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

View Systems develops and manufactures computer software and hardware for security and surveillance capabilities. Management believes that heightened attention to terrorism and other security threats will likely continue to drive growth in the market for security products. During the past year our revenues were primarily from sales of our VideoMaxx Digital Video product line and SecureScan Concealed Weapons Detection product lines. While we experienced a drop in revenues for the first quarter of 2004, revenues increased 360% in the second quarter of 2004 compared to the first quarter of 2004.

During the second quarter of 2004, sales of our ViewMaxx Digitial Video have been steady, demonstrating the continuing market growth in closed circuit television surveillance products. We have entered into new market segments with this product and are concentrating on local sales and services.

We combined our SecureScan technology with School Technology Management, Inc.'s attendance program technology and the second phase of testing of the combined technology produced positive results. These positive results lead the National Institute of Justice to provide $500,000 to fund further development of the SecureScan technology. A portion of this funding will go to the Idaho National Engineering and Environmental Laboratory, a portion to the further refinement of the sensor circuitry and we will receive a portion. In addition, $600,000 has been committed by the Department of Energy for a cooperative research and development agreement related to the SecureScan technology for new and more sensitive magnetometers at a reduced cost. We will receive the new technology and this change will result in reduced manufacturing costs, a wider portal opening size and improved object recognition ability.

We rely on revenues, private financing and sales of common stock to fund our operations. While we have increased our revenues during the second quarter of 2004, we have incurred losses for the past two fiscal years and have an accumulated deficit of $15,150,194 at June 30, 2004. Our auditors have expressed doubt that we can continue as a going concern based on these factors. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding of up to $2 million to continue our business plan development during the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

For the next twelve months our primary challenge will be to more fully develop our product line and our sales and distribution network. During the first quarter of 2004 we entered into a cooperative research and development agreement with the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory ("Idaho Engineering Lab") for our FirstView Wireless Camera System, a first responder long range video transmission system. During the second quarter of 2004 we set up a complete manufacturing line in the Baltimore, Maryland facility for building, testing and further development of the FirstView Wireless Camera product. We sold and delivered two FirstView units to organizations in Boston, Massachusetts who were involved with security for the Democratic national convention and we have received additional orders for this product.

Along with development of our product lines, we must establish a sales and distribution channel program for the United States. Our emphasis will be on marketing and sales programs through dealer channels, plus internal direct sales for our products, where applicable. We intend to build a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products within the 48 states. Our initial focus will be in the Mid-Atlantic and Northeast regions. In recent months we signed three new dealers for our products; however, we cannot assure you that we will be able to develop these sales and distribution channels to a level which will result in increased revenues or continued profitability. Some of the major distributors of safety products who have become our dealers and manufacturer representatives will be adding our products to their GSA schedules.

Another major emphasis for the next twelve months is to continue our SecureScan manufacturing cost reduction objectives. We reduced manufacturing costs of the SecureScan product by 25% in the first quarter of 2004. We intend to select key expensive components of the SecureScan system and replace them with performance equivalent, less expensive parts. The final phase of the manufacturing cost reductions will be cost reduction per unit in the fabrication of the gradiometer sensors. In addition, we anticipate completing circuitry conversions to fully digital signal processing from digital to analog and back to digital, along with replacing over-engineered housings in the SecureScan portals. We also intend to reduce assembly time and testing times to save additional manufacturing costs.

Liquidity and Capital Resources

For the short term management believes that revenues and additional financing will provide funds for operations and development of our business plan. For the long term, management expects that the development of our sales channels will increase our revenues; however, we will need to continue to raise additional funds through loans and sales of our common stock, as needed.

Operations - Our cash inflows are not sufficient to fund our day-to-day operations. Net cash used by operating activities for the six month period ended June 30, 2004 ("2004 six month period") was $539,078 compared to net cash used by operating activities of $408,723 for the six month period ended June 30, 2003 ("2003 six month period").

Financing - Historically, we have financed our operations primarily through revenues and private financing. We estimate that we will require additional financing of approximately $500,000 to $1 million to meet our needs for the next twelve months. Our goal is to use this financing to increase ongoing operations to self-sustaining levels and increase profits to the magnitude management feels is achievable. The first phase of our financing plan is to acquire a $250,000 bridge loan that we will use to continue manufacturing the FirstView Wireless Camera product in our Baltimore, Maryland facility. The second phase involves the acquisition of $500,000 in the next six months to increase sales and manufacturing personnel to support a national sales channel, lower manufacturing unit costs of the our products and continue development of an integrated application of the SecureScan technology with School Technology Management Inc.'s student time and attendance system.

Net cash provided by financing activities for the 2004 six month period was $538,685 compared to $404,050 for the 2003 six month period. The 2004 six month period financing activities consisted of advances from shareholders of $491,685 and $47,000 in proceeds received from sales of common stock. The 2003 six month period financing activities consisted of advances from shareholders of $317,500 and $86,550 in proceeds received from sales of stock.

We intend to use any available cash to develop our products and expand our sales, marketing and promotional activities. Management believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

Commitments and Contingent Liabilities

Our primary commitment is our operating lease for the manufacturing facility in Baltimore, Maryland. Our rent for this facility is $2,260 per month with an annual escalator of 3%. Our total current liabilities of $784,302 at June 30, 2004 include accounts payable of $480,200, accrued expenses of $131,717, accrued interest of $60,500 and notes payable of $111,885.

Off-balance Sheet Arrangements -  None.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and six month periods ended June 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part 1, above.

        2003 and 2004 Interim Period Summary of Operations
        --------------------------------------------------

                     Six months    Six months     Three months   Three months
                     ended         ended          ended          ended
                     June 30,2003  June 30, 2004  June 30, 2003  June 30, 2004
                     ------------- -------------- -------------- -------------
Revenues, net        $    212,175  $     192,394  $     146,485  $    158,041

Cost of sales              94,990        106,198         67,454        73,872

Gross profit              117,185         86,196         79,031        84,169

Total operating
 expenses                 580,764        703,062        251,247       489,694

Net operating loss       (463,579)      (616,866)      (172,216)     (405,525)

Total other
 income (expense)          (5,966)       (28,311)        (2,957)      (25,297)

Net income (loss)        (469,545)      (645,177)      (175,173)     (430,822)

Net income (loss)
 per share           $      (0.01) $       (0.01) $       (0.00) $      (0.01)


Revenues for the 2004 six month period decreased 9.3% compared to the 2003 six month period and costs of sales increased 11.8% in the 2004 six month period compared to the 2003 six month period. As a result of the decreases in revenues and increases in cost of sales, our gross profit decreased 26.4% for the 2004 six month period compared to the 2003 six month period

Revenues for the three month period ended June 30, 2004 ("2004 second quarter") increased 7.9% compared to the three month period ended June 30, 2003 ("2003 second quarter") and costs of sales increased 9.5% in the 2004 second quarter compared to the 2003 second quarter. As a result of these increases our gross profit increased 6.5% in the 2004 second quarter compared to the 2003 second quarter.

During the 2004 six month period total operating expense increased 21.0% compared to the 2003 six month period. During the 2004 second quarter total operating expense increased 94.9% compared to the 2003 second quarter. The increases for the 2004 periods were primarily the result of a increases in general and administrative expenses related to common shares issued for services in the 2004 six month period and increases in professional fees for technical and business consultants in the same period.

As a result of decreases in our gross profit and increases in our total operating expenses, our net operating loss increased 33.1% for the 2004 six month period compared to the 2003 six month period. Increases in gross profit for the 2004 second quarter were offset by the increases in our total operating expenses and resulted in our net operating loss increasing 135.5% for the 2004 second quarter compared to the 2003 second quarter.

Total other expense, which represents interest expense, increased in the 2004 periods primarily due to loans received in those periods.

Our net loss for the 2004 six month period increased 37.4 % in comparison to our net loss for the 2003 six month period and our net loss for the 2004 second quarter increased 145.9% in comparison to our net loss for the 2003 second quarter. Our net loss per share was $0.01 for the 2004 and 2003 six month periods and the 2004 second quarter, but was $0.00 for the 2003 second quarter.


                     Summary of Balance Sheet
                    -------------------------

                                       For year ended      Quarter ended
                                       December 31, 2003   June 30, 2004
                                       -----------------   --------------

Cash                                   $         19,899    $      19,506

Total current assets                            338,228          352,599

Total assets                                  2,113,051        2,109,932

Total current liabilities                       950,729          784,302

Accumulated deficit                         (14,505,017)     (15,150,194)

Total stockholders equity              $      1,162,322    $   1,325,630


As of June 30, 2004 we had negative working capital of $431,703. Our total current assets increased slightly from the year ended December 31, 2003, primarily due to increases in accounts receivable. At June 30, 2004 we own property and equipment valued at $27,203 and licenses related to our technology valued at $1,626,854. Our total current liabilities have decreased at June 30, 2004, compared to December 31, 2003, primarily due to conversion of debt of $522,105 into common shares during the 2004 second quarter (See
Part II, Item 2, for further details.)

Factors Affecting Future Performance

      Our independent auditors have expressed concern whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the six month period ended June 30, 2004 was $645,177 and our net loss for the year ended December 31, 2003 was $2,546,334. Our accumulated deficit was $15,150,194 at the six month period ended June 30, 2004. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we seek financing commitments during the next twelve months to fund further development of our business plan. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.

      We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $500,000 to $1 million additional financing within the next twelve months to remain competitive in our market. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders will be diluted.

      We are currently dependent on the efforts of our resellers for our continued growth and must expand our sales channels to increase our revenues.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop our marketing activities. If we are unsuccessful in developing sales channels then we may have to abandon our business plan. We are actively recruiting and adding other additional resellers and must continue to recruit additional resellers and find other methods of distribution to increase customers.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also acts in the capacity of principal financial officer has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed April 14, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

The following discussion describes all securities sold by View Systems without registration during the second quarter of 2004 through a recent date, unless previously reported.

On July 9, 2004 we issued an aggregate of 805,600 common shares to investors for cash. We issued 100,000 shares to David Hume, 81,600 shares to Guy Parr, 600,000 shares to Donald Koerner, and 24,000 shares to Duane Anderson. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 21, 2004 we issued an aggregate of 5,221,050 common shares to convert notes payable with accrued interest totaling $522,105. We issued 1,246,440 shares to Compass Equity Partners, 3,039,000 shares to Niki Group and 935,610 shares to First Equity Holdings Corp. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During the three month period ended June 30, 2004, we issued an aggregate of 84,333 shares to three investors for $12,000 cash. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 3, 2004 we issued an aggregate of 160,000 shares in consideration for
services valued at $30,400.   We issued 100,000 shares to Barry Feldman and
60,000 shares to Liem Nguyen We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 11, 2004 we issued 31,250 common shares valued at approximately $5,000 to InCap Group, Inc. in consideration for services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5: OTHER INFORMATION

In June 2004, our Secretary and Chairman of the Board, William D. Smith, resigned those positions due to family health problems. Our board of directors appointed our director, Michael L. Bagnoli, as Secretary of the company, but Chairman of the Board has not been filled as of the date of this filing. The office of President remains vacant and our board of directors intends to fill that position as soon as practicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Part I Exhibits

31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed November 14, 2003)
21.1   Subsidiaries (Incorporated by reference to Form 10-KSB, filed March 31,
       2003)

Reports on Form 8-K

None.


                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIEW SYSTEMS, INC.


                                   /s/ Gunther Than
Date: July 30, 2004           By: __________________________________________
                                  Gunther Than
                                  Chief Executive Officer
                                  Principal Financial Officer
                                  Treasurer and Director