Form 10QSB
period 2004-09-30
VIEW SYSTEMS INC
filed 2004-11-15
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

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

As of October 20, 2004 View Systems, Inc. had 72,917,102 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis..............................9

Item 3.  Controls and Procedures..........................................13

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......14

Item 5.  Other Information................................................14

Item 6.  Exhibits ........................................................14

Signatures................................................................14



                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                        View Systems, Inc.

                Consolidated Financial Statements

                        September 30, 2004

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS

                                                   September 30,  December 31,
                                                       2004          2003
                                                  ------------- -------------
                                                   (unaudited)
Current Assets
  Cash                                            $     99,879  $     19,899
  Accounts Receivable(Net of Allowance of $81,000)     259,285       225,088
  Inventory                                             93,241        93,241
                                                  ------------- -------------

    Total Current Assets                               452,405       338,228
                                                  ------------- -------------

Property & Equipment (Net)                              21,003        44,693
                                                  ------------- -------------
Other Assets
  Licenses                                           1,626,854     1,626,854
  Due from  Affiliates                                  98,457        98,457
  Deposits                                               4,819         4,819
                                                  ------------- -------------

    Total Other Assets                               1,730,130     1,730,130
                                                  ------------- -------------

    Total Assets                                  $  2,203,538  $  2,113,051
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $    366,091  $    648,714
  Accrued Expenses                                      56,489       115,515
  Accrued Interest                                      63,250        55,000
  Notes Payable                                        211,885       131,500
                                                  ------------- -------------

    Total Current Liabilities                          697,715       950,729
                                                  ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000
    Shares, $.01 Par Value, Issued and
    Outstanding 0                                            -             -
  Common Stock, Authorized 100,000,000
    Shares, $.001 Par Value, Issued and
    Outstanding 72,529,102 and 62,730,619,
    respectively                                        72,530        62,730
  Additional Paid in Capital                        16,726,218    15,604,609
  Retained Earnings (Deficit)                      (15,292,925)  (14,505,017)
                                                  ------------- -------------

     Total Stockholders' Equity                      1,505,823     1,162,322
                                                  ------------- -------------

     Total Liabilities and Stockholders' Equity   $  2,203,538  $  2,113,051
                                                  ============= =============






                  View Systems, Inc. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                            For the Three Months Ended   For the Nine Months Ended
                                    September 30,             September 30,
                            --------------------------- ---------------------------
                                 2004          2003          2004          2003
                            ------------- ------------- ------------- -------------
Revenues, Net               $    188,029  $    239,734  $    380,423  $    451,909

Cost of Sales                     32,765       132,770       138,963       227,760
                            ------------- ------------- ------------- -------------

Gross Profit (Loss)              155,264       106,964       241,460       224,149
                            ------------- ------------- ------------- -------------
Operating Expenses
  Research & Development               -        13,745             -        25,177
  General & Administrative       184,259       171,188       564,937       449,206
  Professional Fees               11,972        27,622        94,146        68,091
  Salaries & Benefits             98,806       423,532       339,016       666,598
                            ------------- ------------- ------------- -------------

    Total Operating Expenses     295,037       622,342       998,099     1,209,072
                            ------------- ------------- ------------- -------------

Net Operating Income (Loss)     (139,773)     (515,378)     (756,639)     (984,923)
                            ------------- ------------- ------------- -------------
Other Income(Expense)
  Interest Expense                (2,958)            -       (31,269)            -
                            ------------- ------------- ------------- -------------
    Total Other Income
     (Expense)                    (2,958)            -       (31,269)            -
                            ------------- ------------- ------------- -------------

Net Income (Loss)           $   (142,731) $   (515,378) $   (787,908) $   (984,923)
                            ============= ============= ============= =============

Net Income (Loss) Per Share $      (0.00) $      (0.01) $      (0.01) $      (0.02)
                            ============= ============= ============= =============
Weighted Average
 Shares Outstanding           70,341,359    46,132,270    65,895,908    45,828,321
                            ============= ============= ============= =============







                  View Systems, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                          For the Nine Months
                                                           Ended September 30,
                                                       ---------------------------
                                                           2004          2003
                                                       ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                    $   (787,908) $   (984,923)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                             23,690       179,055
     Stock Issued for Services                              348,804       261,500
     Loss on Settlement of Debt                               3,750             -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                    (34,197)     (165,331)
     Inventories                                                  -       171,326
     Increase (Decrease) in:
     Accounts Payable                                      (106,373)     (185,166)
     Accrued Expenses                                       (39,971)        8,250
                                                       ------------- -------------

  Net Cash Provided(Used) by Operating Activities          (592,205)     (715,289)

Cash Flows from Investing Activities:
  Advances (to)/ receipt from related party                       -         4,500
                                                       ------------- -------------

  Net Cash Provided (Used) by Investing Activities                -         4,500

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                     591,685       472,820
  Proceeds from stock issuance                               80,500       308,550
                                                       ------------- -------------

  Net Cash Provided (Used) by Financing Activities          672,185       781,370
                                                       ------------- -------------

Increase (Decrease) in Cash                                  79,980        70,581

Cash and Cash Equivalents at Beginning of Period             19,899         3,229
                                                       ------------- -------------

Cash and Cash Equivalents at End of Period             $     99,879  $     73,810
                                                       ============= =============
Cash Paid For:
  Interest                                             $          -  $          -
  Income Taxes                                         $          -  $          -

Non-Cash Activities:
  Stock Issued for Notes Payable and Accrued Interest  $    522,105  $    959,613
  Stock Issued for Services                            $    348,804  $          -
  Reduction in Notes Payable Due to Renegotiations     $          -  $    164,450
  Stock Issued for Settlement of Accounts Payable      $    180,000  $          -




                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2004

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

During July 2004, the Company issued 50,000 shares of common stock for cash of $10,000.

                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2004

COMMON STOCK (Continued)

During July 2004, the Company issued 781,600 shares of common stock for services valued at $109,424.

During September 2004, the Company issued 293,750 shares of common stock for cash of $23,500.

During September 2004, the Company issued 2,000,000 shares of common stock valued at $180,000 for the settlement of accounts payable.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

View Systems, Inc. designs and manufactures computer software and hardware systems for security and surveillance applications. Our principal products include VideoMaxx Digital Video surveillance products, SecureScan Concealed Weapons Detection products. In the 2004 second quarter we launched our newest product, Visual First Responder, formerly referred to as the FirstView Wireless Camera System. The First Responder is a long range video transmission system used by first responders at a hazardous site. We also offer biometric verification systems, magnetic door locks and central monitoring or video command centers which can be combined with our principal products.

Management believes that heightened attention to terrorism and other security threats will likely continue to drive growth in the market for security products. During the past year our revenues were primarily from sales of our VideoMaxx Digital Video product line and SecureScan Concealed Weapons Detection product lines. During the third quarter of 2004 the sales of ViewMaxx products doubled compared to the sales of this product line in the 2004 second quarter. We continue to demonstrate our SecureScan portal to various potential markets and have accelerated the production of our SecureScan portals in order to meet current invoices and to allow for the marketing of a new lease/rental program.

We rely on revenues, advances and sales of common stock to fund our operations. While we experienced a drop in revenues for the first quarter of 2004, revenues increased significantly in the second quarter of 2004 and continued to increase in the third quarter of 2004. Even though revenues have improved in the recent quarter, we have incurred losses for the past two fiscal years and have an accumulated deficit of $15,292,925 at September 30, 2004. Our auditors have expressed doubt that we can continue as a going concern based on these factors. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding of up to $2 million to continue our business plan development during the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

During the next six months our goal is to continue development of our sales and distribution channels for the United States market. Our emphasis will be on marketing and sales programs through dealer channels, plus internal direct sales for our products, where applicable. We intend to demonstrate our products to:
..      schools, courthouses, and commercial buildings,
..      correctional facilities,
..      sporting venues,
..      security contractors, nationwide and international tier one security
       providers,   Hazmat crews, fire crews, police, National Guard teams, and

..      GSA contractors who play a major role in Homeland Security.

In addition, our goal is to enter into partnering arrangements with other providers of security products, which management believes will increase our overall market exposure. However, we cannot assure you that we will be able to develop these sales and distribution channels to a level which will result in increased revenues or profitability.

Liquidity and Capital Resources

For the short term, management believes that revenues, advances and sales of our common stock will provide funds for operations and further development of our business plan. For the long term, management expects that the development of our sales and distribution channels will increase our revenues; however, we will need to continue to raise additional funds through loans and sales of our common stock, as needed.

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities for the nine month period ended September 30, 2004 ("2004 nine month period") was $592,205 compared to net cash used by operating activities of $715,289 for the nine month period ended September 30, 2003 ("2003 nine month period").

Financing - For the 2004 nine month period net cash provided by financing activities was $672,185 compared to $781,370 for the 2003 nine month period. The 2004 nine month period financing activities consisted of advances from shareholders of $591,685 and $80,500 in proceeds received from sales of common stock. The 2003 nine month period financing activities consisted of advances from shareholders of $472,820 and $308,550 in proceeds received from sales of stock.

We estimate that we will require additional financing of approximately $500,000 to $1 million to meet our needs for the next twelve months. Our goal is to use this financing to increase ongoing operations to self-sustaining levels and increase profits to the magnitude management feels is achievable. The first phase of our financing plan is to acquire a $250,000 bridge loan that we will use to continue manufacturing the First Responder product. The second phase involves the acquisition of $500,000 in the next nine months to increase sales and manufacturing personnel to support a national sales channel, lower manufacturing unit costs of the our products and continue development of an integrated application of the SecureScan technology with School Technology Management Inc.'s student time and attendance system.

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

Commitments and Contingent Liabilities

Our primary commitments include our operating lease and total current liabilities. Our rent for the manufacturing facility in Baltimore, Maryland is $2,260 per month with an annual escalator of 3%. We recorded total current liabilities of $697,715 at September 30, 2004, which included accounts payable of $366,091, accrued expenses of $56,489, accrued interest of $63,250 and notes payable of $211,885.

Off-balance Sheet Arrangements -  None.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and nine month periods ended September 30, 2003 and 2004 and should be read in conjunction with the financial statements and notes thereto, included with this report at Item I, Part 1, above.

        Summary of 2003 and 2004 Interim Period Operations
       ---------------------------------------------------

                            Nine months   Nine months   Three months  Three months
                               ended        ended          ended         ended
                             Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                2003         2004            2003         2004
                           ------------- ------------- -------------- -------------
Revenues, net              $    451,909  $    380,423  $     239,734  $    188,029

Cost of sales                   227,760       138,963        132,770        32,765

Gross profit                    224,149       241,460        106,964       155,264

Total operating expenses      1,209,072       998,099        622,342       295,037

Net operating loss             (984,923)     (756,639)      (515,378)     (139,773)

Total other income (expense)          -       (31,269)             -        (2,958)

Net income (loss)              (984,923)     (787,908)      (515,378)     (142,731)

Net income (loss) per share $     (0.02) $      (0.01) $       (0.01) $      (0.00)


Revenues for the 2004 nine month period decreased 15.8% compared to the 2003 nine month period, but costs of sales also decreased 39.0% in the 2004 nine month period compared to the 2003 nine month period. As a result of the increased revenues and decreased cost of sales, our gross profit improved 7.7 % for the 2004 nine month period compared to the 2003 nine month period

Revenues for the three month period ended September 30, 2004 ("2004 third quarter") decreased 21.6% compared to the three month period ended September 30, 2003 ("2003 third quarter"), but costs of sales decreased 75.3% in the 2004 third quarter compared to the 2003 third quarter. Primarily as a result of decreases in cost of sales in the 2004 third quarter, our gross profit increased 45.2% in the 2004 third quarter compared to the 2003 third quarter.

During the 2004 nine month period total operating expense decreased 17.4% compared to the 2003 nine month period. For the 2004 third quarter total operating expense decreased 52.6% compared to the 2003 third quarter. The decreases for the 2004 periods were primarily the result of a decreases in salaries and benefits and the lack of research and development expenses.

With increases in our gross profit and decreases in our total operating expenses, our net operating loss decreased 23.2% for the 2004 nine month period compared to the 2003 nine month period and decreased 72.9% for the 2004 third quarter compared to the 2003 third quarter.

We recorded total other expense in the 2004 periods primarily related to interest expense on loans received in those periods.

Our net loss for the 2004 nine month period decreased 20.0% in comparison to our net loss for the 2003 nine month period and our net loss for the 2004 third quarter decreased 72.3% in comparison to our net loss for the 2003 third quarter. Our net loss per share was $0.01 for the 2004 nine month period compared to $0.02 for the 2003 nine month period and $0 for the 2004 third quarter compared to $0.01 for the 2003 third quarter.

                     Summary of Balance Sheet
                    --------------------------

                                        For year ended     Three months
                                             ended            ended
                                       December 31, 2003   Sept. 30, 2004
                                       -----------------  ----------------
Cash                                   $         19,899   $        99,879

Total current assets                            338,228           452,405

Total assets                                  2,113,051         2,203,538

Total current liabilities                       950,729           697,715

Accumulated deficit                         (14,505,017)      (15,292,925)

Total stockholders equity              $      1,162,322   $     1,505,823




At September 30, 2004 our total current assets increased slightly from the year ended December 31, 2003, primarily due to increases in cash and accounts receivable. At September 30, 2004 we owned property and equipment valued at $21,003 and licenses related to our technology valued at $1,626,854.

Our total current liabilities have decreased at September 30, 2004 compared to December 31, 2003, primarily due to a reduction in accounts payable of $282,623.

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

      We may not be able to compete successfully in our market because we have a small market share and compete with large national and international companies.

We estimate that we have less than a 1% market share of the surveillance and weapons detection market. We compete with many companies that have greater brand name recognition and significantly greater financial, technical, marketing, and managerial resources. The position of these competitors in the market may prevent us from capturing more market share. We intend to remain competitive by increasing our existing business through marketing efforts, selectively acquiring complementary technologies or businesses and services, increasing our efficiency and reducing costs.

      Our revenues are dependent in part upon our relationships and alliances with government agencies and partners.

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy and National Institute of Justice for continuations and improvements to the concealed weapons detection technology. We are also reliant upon School Technology Management for the continued integration of our SecureScan technology with its Comprehensive Attendance/Security System for use in educational facilities. If either of these entities should discontinue its operations or research and development we may lose our competitive edge in our market.

      We must successfully introduce new or enhanced products and manage the costs associated with producing several product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs. For example, our short term success will depend on the continued acceptance of the VideoMaxx product line and the SecureScan portal product line. We intend to invest a significant amount of our financial resources for the development of the Visual First Responder product line. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

      We would be harmed if we were unable to use our manufacturing facility.

We assemble and manufacture our products at our facility located in Baltimore, Maryland. If we were unable to continue manufacturing at this location due to fire, prolonged power shortage or other natural disaster, then we would be unable to supply products to our customers.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed April 14, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes securities sold by View Systems without registration during the third quarter of 2004 not previously reported.

In August and September of 2004 our board of directors authorized the issuance of an aggregate of 343,750 common shares to five purchasers for $33,500 cash. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 24, 2004 our board of directors authorized the issuance of 2,000,000 common shares to Lesniak & Associates as settlement of a default judgment against View Systems, Inc. The 2,000,000 shares were valued at approximately $180,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

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


                                  VIEW SYSTEMS, INC.


                                  /s/ Gunther Than
Date: November 12, 2004       By:____________________________________________
                                 Gunther Than
                                 Chief Executive Officer, Treasurer, Director
                                 and Principal Financial Officer