Form 10KSB
period 2004-12-31
VIEW SYSTEMS INC
filed 2005-03-31
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          59-2928366
      (State of incorporation)      (I.R.S. Employer Identification No.)

1100 Wilso Drive, Baltimore, Maryland 21223
(Address of principal executive offices)(Zip code)

Issuer's telephone number:  (410) 646-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

Issuer's revenues for its most recent fiscal year: $476,319

As of March 8, 2005 the issuer had 76,812,922 outstanding shares of common stock. The aggregate market value of the registrant's voting stock held by non-affiliates on that date was approximately $7,253,438.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business..........................................3
Item 2.  Description of Property.........................................10
Item 3.  Legal Proceedings...............................................10
Item 4.  Submission of Matters to a Vote of Security Holders.............10

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........11
Item 6.  Management's Discussion and Analysis............................13
Item 7.  Financial Statements............................................17
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................37
Item 8A. Controls and Procedures.........................................37
Item 8B. Other Information...............................................37

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...............37
Item 10. Executive Compensation..........................................38
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................39
Item 12. Certain Relationships and Related Transactions..................40
Item 13. Exhibits........................................................41
Item 14. Principal Accountant Fees and Services..........................41
Signatures...............................................................42


In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc. and its subsidiaries.

          SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

                              PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

View Systems was incorporated in Florida on January 25, 1989, as Beneficial Investment Group, Inc. and became active in September 1998 when we began development of our digital video product line and changed the company's name to View Systems, Inc. Starting in 1999 we expanded our business operations through a series of acquisitions. In February 1999 we acquired Xyros Systems, Inc., a Maryland corporation, which owned hardware technology with remote video monitoring capability and digital video storage and retrieval software. In May 1999 we acquired Eastern Tech Manufacturing Corp, a Maryland corporation, which is a contract manufacturer of board level electronic hardware and cable assemblies.

In December 2001 we acquired a 6% interest in Milestone Technology, Inc. and shortly thereafter entered into a joint venture agreement with Milestone Technology to develop and enhance its concealed weapons technology. Milestone Technology's primary product was a walk-through detector that used passive magnetic detection technology to accurately pinpoint the location, size and number of concealed weapons. On March 25, 2002 we acquired the remaining 94% interest of Milestone Technology.

On July 25, 2003 View Systems incorporated View Systems, Inc. as a wholly-owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada. On July 31, 2003 articles of merger were filed with the state of Nevada to complete the domicile merger.

OUR BUSINESS

View Systems acquires and/or develops technologies related to surveillance, detection and security for the purpose of commercializing them. Digital video recorder technology was our first developed product. We enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices.

During the past two years we have expanded our product line to include a concealed weapons detection systems and a hazardous material first response wireless video transmitting system. We acquired exclusive licenses to manufacture, use, sub-license and distribute technology and processes for the concealed weapons detection technology and the first response wireless video transmitting system from Bechtel BWXT Idaho, LLC. Bechtel BWXT Idaho, LLC manages and operates the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory ("Idaho Engineering Lab"). The development of the concealed weapons detection technology was funded by the National Institute of Justice and development was performed by the Idaho Engineering Lab. The hazardous materials first response video transmitting system was developed at the Idaho Engineering Lab through cooperative research and development agreements at the request of various military organizations.

Products and Services

     ViewMaxx Digital Video System

ViewMaxx is a high-resolution, digital video recording and real-time monitoring system. This system can be scaled to meet a specific customer's needs by using anywhere from one camera up to 16 surveillance cameras per each ViewMaxx unit. The system uses a video capture card recording which translates closed-circuit television analog video data (a format normally used by broadcasters for national television programs) to a computer readable digital format to be stored on direct access digital disk devices rather than the conventional television format of video tape.

VideoMaxx offers programmable recording features that can eliminate the unnecessary storage of non-critical image data. This ability allows the user to utilize the digital disk storage more efficiently. The ViewMaxx system can be programmed to satisfy each customer's special requirements, be it coverage which is continuous, or only when events are detected. For example, it can be programmed to begin recording when motion is detected in a surveillance area, or a smaller field of interest within the surveillance area, and can be programmed to notify the user with an alarm or message.

Viewing of the stored digital images can be performed locally on the computer's video display unit or remotely through the customer's existing telecom systems or data network. It also uses a multi-mode search tool to quickly play back files with simple point and click operations. The search mode parameters can be set according to a specific monitoring need, such as: certain times of day, selected areas of interest in the field of view or breaches of limit areas. These features and abilities avoid the need to review an entire, or many, VCR tapes for a critical event.

Our ViewMaxx products include the following features:
..    Use any and all forms of telecommunications, such as standard telephone lines;
..    Video can be monitored 24 hours a day by a security monitoring center;
..    Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
..    The system may be set to automatically review an area in a desired camera sequence;
..    Stores the video image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
..    The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area.
..    Cameras can be concealed in ordinary home devices such as smoke detectors;
..    The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and
..    Modular expansion system configuration allows the user to purchase add-on components at a later date.

     SecureScan Concealed Weapons Detection System

This product is a walk-through concealed weapons detector which uses sensing technology and artificial intelligence algorithms to accurately pinpoint the location, size and number of concealed weapons. The control unit for this walk-through portal is a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location of the weapon to be stored electronically and referenced. SecureScan products are distributed in two basic configurations; stand-alone units and integrated door systems.

Concealed weapons detection systems are used in a wide range of situations in order to provide added security against violent crimes. In addition to the well-known use of concealed weapons detection systems in public airports, such weapons detection systems are increasingly being used in court houses, schools and other public/governmental facilities that may be subject to threats or attacks by various members of the public.

One commonly used concealed weapons detection system is the electromagnetic induction system. Essentially an electromagnetic induction system operates by periodically broadcasting an electromagnetic pulse or series of pulses, usually in the kilohertz range. The transmitted electromagnetic pulse induces an electrical current, or currents, in electrically conductive objects contained within the sensing area. The induced electrical current or currents create their own electromagnetic signals which are then detected by a suitable detector associated with this type of weapons detection system.

While electromagnetic induction systems of the type described above have been used for decades as concealed weapons detection systems, they are not without their problems. For example, such electromagnetic induction systems are generally sensitive to the overall size, i.e., surface area of the object, not its mass. Consequently, small, compact, but massive objects, such as a small pistol, may not produce a "signature" that is significantly larger than the signature produced by a light weight object of the same size, such as keys or pocket change. Another problem associated with electromagnetic induction systems is related to the fact that electromagnetic systems are sensitive to electrically conductive objects, regardless of whether they are magnetic or non-magnetic. That is, electromagnetic systems tend to detect non-magnetic objects, such as pocket change, just as easily as magnetic objects, such as weapons. Consequently, electromagnetic systems tend to be prone to false alarms. In many circumstances, such false alarms need to be resolved by scanning the suspect with a hand-held detector in order to confirm or deny the presence of a dangerous weapon.

Our SecureScan system differs from electromagnetic induction systems because the SecureScan system uses passive magnetic technology. When an object of a specific ferro-magnetic mass passes by the magnetic sensors the surrounding magnetic field is altered. The software calculates the difference between the magnetic field strength with the object in the magnetic field inside the sensors' range and the normal magnetic field strength. Then the system displays the results in graph format on a video display unit. Since the SecureScan technology does not use transmitters to produce electromagnetic induction, stray energy that can cause false alarms does not exist.

The SecureScan portal uses an array of advanced magnetic sensors, each with internal digital signal processors. The sensors communicate with the control
unit's software which spatially places identified magnetic anomalies   and
visually places the location of the potential threat object with a red dot that is superimposed over a real time snapshot image of the person walking through the portal. Along with the snapshot, a graph displays the sensor data which automatically scales the signal strength of the individual sensors and cross-references them to the video image. All of this information is brought together on a video screen that displays the image of the person, the location of the weapon(s) and the size of the weapon(s), depending on the intensity of the magnetic signature.

The SecureScan technology discriminates weapons from non-weapons by assuming that possible threat objects will have ferromagnetic composition. The SecureScan system promotes smooth traffic flow because it only detects the types of ferrous metals commonly found in guns and knives, rather than personal possessions such as coins, keys or belt buckles. This capability reduces false alarms and eliminates the need to use hand wands or resort to a personal search. In addition, the sensor settings can be adjusted to allow the detection of high composite pistols, titanium and stainless steel guns, and box cutters. Body cavity object identification is also available, as well as locating objects that have been covered or masked with aluminum foil or other materials. The SecureScan system operates faster than ordinary metal detectors and can scan as high as 1,500 persons per hour.

The SecureScan weapons detection system can be controlled via a central monitoring station using a Windows operating system and Pentium hardware. This can include additional closed-circuit television, two-way voice communication, door interlock, card-key and other biometric identification or access control components. The functionality of the SecureScan portal is increased by access control, database recording, video capture and archiving of images.

The SecureScan concealed weapons detection technology was patented by the Department of Energy and approved by the Federal Aviation Administration. View Systems owns the exclusive worldwide rights to the SecureScan technology and ongoing improvements currently being funded by the National Institute of Justice.

In the third quarter of 2003 we brought the manufacturing of the SecureScan product in house and made various modifications to prepare it for mass market distribution. During 2004 we have been expending monies to achieve sensor cost reductions and to make the system more robust. We strived to reduce costs of the sensor boards in the portal uprights to facilitate a price point reduction. A price point reduction is necessary to make the SecureScan more competitive in its markets. In the fall of 2004 we contracted with outside scientists to assist in sensor cost reduction. The scientists have had positive results and we are in the process of integrating the new sensors into our current SecureScan products.

In 2004 we introduced the SecureScan product to the venue and stadium market. In February 2005 we tested the SecureScan at the pre-game venues of the Super Bowl football game in Jacksonville, Florida. Our product was well received for throughput and ease of use. During that installation, the portal scanned up to 3,000 to 4,000 people and at various times throughput ranged from approximately 600 to 1,200 persons per hour, with 384 alarms triggered by the sensitivity threshold.

     Visual First Responder

In December 2003 View Systems obtained exclusive licensing and marketing rights for the HAZMAT CAM technology from the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory. We initially marketed this product as FirstView Wireless Camera System, then changed the name to Visual First Responder.

Visual First Responder is a lightweight, wireless camera system housed in a tough, waterproof flashlight body. The camera system sends back real-time images to a computer or video monitor at the command post located outside the exclusion zone or containment area. Visual First Responder is able to transmit high quality video in the most difficult environments. It uses a patented triple-diversity antenna system that minimizes signal distortion in urban environments. Traditional wireless videos use one antenna and a single receiver. The problem with this configuration is that signals multi-path, which means they bounce off other structures, like buildings, file cabinets, etc., on the way to the receiver. This multi-pathing causes interference and seriously degrades the video images. The Visual First Responder receiver seeks the strongest signal from each of the three antennas and locks in that signal, resulting in a more reliable and clearer image.

The image received from the Visual First Responder monitor or on the Visual First Responder color LCD monitor, and can be easily recorded using a common camcorder or VCR with video input. The camera can be completely submerged for fast and easy decontamination. We also offer a unit with 360 degree coverage of a target area.

Visual First Responder also uses Extension Link which is a separate transmitter and receiving system that increases the operating range of the Visual First Responder environmental factors. The Extension Link has field-selectable channels to avoid interference at longer distances. We have also incorporated a video encryption feature that allows first responders to transmit on-scene video to the command post without the data being intercepted by unwanted parties.

The complete Visual First Responder fully deployed by one person in a stand alone configuration in less than 10 minutes. The system is battery operated and can operate for eight continuous hours using one set of spare camera batteries.

We have entered into a cooperative research and development agreement with the Idaho Engineering Lab. This agreement allows us to use the research and development resources of the Idaho Engineering Lab to further develop the technology as driven by customer need. The cooperative research and development agreement provides a means for View Systems to efficiently continue to offer state of the art technology, yet concentrate on its marketing and manufacturing operations.

     Additional Products

We also offer integration of other products with SecureScan or ViewMaxx. Biometric verification is a system for recognizing faces and comparing them to known individuals, such as employees or individuals wanted by law enforcement agencies. This product can be interfaced with SecureScan and/or ViewMaxx to limit individual access to an area. SecureScan and/or ViewMaxx can be coupled with magnetic door locks to restrict access to a particular area. We also offer a central monitoring or video command center for SecureScan or ViewMaxx products.

In addition, we offer support services for our products which include:
..     On site consulting/planning with customer architect and engineers,
..     Installation and technical support,
..     Training and "Train the Trainer" programs, and
..     Extended service agreements.

Markets

Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers an enhanced surveillance and detection capacity. Management has chosen to avoid the air passenger traffic and civilian airport market for metal detection because we believe that a larger market exists in venues, such as sporting events, concerts, and race tracks, and schools, courthouses and municipal buildings, and law enforcement agencies.

Commercial business users represent the greatest potential users of our surveillance and weapons detection products. Commercial businesses have already realized the need for surveillance and using access control devices for protection of employees, customers, and assets. Our products can curtail crime and prevent loss caused by employees and others. The market for surveillance technology includes many types of commercial buildings; including, hospitals, schools, museums, retail, manufacturing and warehousing facilities.

Our SecureScan products and technology can be used where there is a temporary requirement for real-time weapons detection devices in areas where a permanent installation is cost prohibitive or impractical. For example, our SecureScan portal could be set up for special events, concerts, and conventions. Our systems may reduce the need for a large guard force and can provide improved pedestrian traffic flow into an event because individuals can be scanned quickly and false alarms are reduced.

Schools have been very receptive and enthusiastic about the SecureScan portal and its integration with School Technology Management's Comprehensive Attendance/Security System. In early October 2003 we announced an alliance with School Technology Management, Inc. to integrate and market its products with ours. School Technology Management developed the Comprehensive Attendance, Administration and Security System ("Comprehensive Attendance/Security System"), which is designed to use a magnetic card swipe system to monitor identification of students entering a school and to verify each student's attendance. School Technology Management combined our SecureScan portal with its card swipe system.

With the combined technology a student enters the portal and is scanned for any threat objects and his or her identity is concurrently confirmed to school security officers. During the spring semester of 2004, a subcontractor of the National Institute of Justice conducted a study of the effectiveness of the SecureScan portal in a school environment and the results were positive. The combined technology has been tested in schools in New York and Philadelphia and we have received very positive responses from those tests. Management estimates that there are over 120,000 schools in the United States that may have problems with violence, truancy and other safety considerations, which may be addressed by the combined technology.

The gathering of video and data images and weapons detection is commonplace in law enforcement. Because our technology can be used for stakeouts and remote monitoring of areas, we believe there is a market potential with law enforcement agencies. A primary market for our SecureScan portal is federal and state government courthouses, and county and municipal buildings. We have installed our SecureScan weapons detection products in a variety of court house situations. The Visual First Responder product's market includes state National Guard units and first response agencies, such as; firemen, police swat and homeland security response teams.

The residential home security user may purchase our products from either commercial companies installing self-contained or centrally monitored systems, or directly from retail distribution centers. However, at this time we do not have retail agreements in place. Using our technology, individuals may run their own perimeter and interior surveillance systems from their own home computer. Real-time action at home can be monitored remotely through a modem and the Internet. There is also the capability to make real-time monitors wireless. An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR. This capability may reduce the expense and time of the home installation and may make installation affordable for a majority of homeowners.

Manufacturing

We manufacture several of the hardware components in our systems and assemble our systems by combining other commercially available hardware and software together with our proprietary software. We hold licenses for software components that are integrated into our proprietary software and installed in our systems. We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources. Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

The SecureScan portal consists of two components; the work station contains the software and display imagery, and the archway holds the sensors which detect threat objects. Both components are assembled and manufactured internally at our facilities in Baltimore, Maryland. Once complete, the portal is tested and shipped to its final destination. We also manufacture the Visual First Responder in our Baltimore facility

Sales and Distribution

We have ongoing reseller arrangements with small- and medium-sized domestic and international resellers. Our reseller agreements grant a non-exclusive right to the reseller to purchase our products at a discount from the list price and then sell them to others. These agreements are generally for a term of one year and automatically renew for successive one-year terms unless terminated by notice or in the event of breach.

We are in the process of building a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products. We are seeking security consultants, specifiers and distributors of security and surveillance equipment that sell directly to schools, courthouses, government and commercial buildings. We plan to initially hire four in-house regional sales persons, then we expect to develop a national sales channel model and a distributor development program.

We also have experienced international interest from security related resellers and system integrators. However, sales and shipments to overseas are regulated by federal guidelines for export. We have chosen not to pursue international markets, but intend to focus on domestic markets which are less expensive to support and maintain.

Backlog

As of March 15, 2005 we had a backlog of seven Visual First Responders. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products months after receiving an order. However, we are attempting to shorten this lead time to several weeks. Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including:
..    additional time necessary to conduct product inspections prior to shipping,
..    design or specification changes by the customer,
..    the customer's need to prepare the site, and
..    delays caused by other contractors on the project.

Competition

We believe the introduction of digital technology to video surveillance and security systems is our market opportunity. We believe that many of the established closed-circuit television companies have approached the design of their digital closed-circuit television products from the standpoint of integrating their digital products to existing security and surveillance product offerings. These systems are closed, not easily integrated with other equipment and not capable of upgrades as technology improves. We have designed our systems such that they are open, compatible with other digital and analog systems, and adaptable to technological advances that will inevitably occur with digital technology. In addition, we have evaluated price point competition and to ease the financial burden for schools and other customers with budget constraints, we accept a down payment with remaining payments due monthly for an agreed upon term.

The markets for our products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. In the weapons detection market, we compete with Ranger Security Scanners, Inc. and Garrett Electronics, Inc. in the United States, and an Italian company, CEIA SpA, which has the most sophisticated electromagnetic induction product. In the video surveillance market we compete with numerous VCR suppliers and digital recording suppliers, including, Sensormatic Corporation and NICE Systems, Ltd. and Integral Systems.

Trademark, Licenses and Intellectual Property

Certain features of our products and documentation are proprietary and we rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information. We limit access to, and distribution of, our software, documentation and other proprietary information. As part of our confidentiality procedures, we generally enter into confidentiality and invention assignment agreements with our employees and mutual non-disclosure agreements with our manufacturing representatives, dealers and systems integrators. Notwithstanding such actions, a court considering these provisions may determine not to enforce such provisions or only partially enforce such provisions.

The SecureScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U. S. Department of Energy. We hold an exclusive license, D.O.E. License No. 03-LA-18, to commercialize, manufacture and market the concealed weapons detection technology. However, since the intellectual property was developed by the federal government under a grant from the National Institute of Justice, the patents belong to the government and we pay royalties of 2% of the net sale price per SecureScan unit sold. We also hold the exclusive license, D.O.E. License No. 03-LA-20, for the Visual First Responder technology and will pay royalties of 4% of the net sale price per each Visual First Responder unit sold.

Governmental ownership of the patents is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. This is also true for continuations and improvements to the concealed weapons detection technology under the ongoing contract between the Department of Energy and National Institute of Justice.

We have obtained software licensing agreements for
..    software operating systems components,
..    for facial recognition to possibly integrate into our proprietary software, and
..    integration of commercially available operating systems software into our proprietary software for installation into our products.

Because the software and firmware (software imbedded in hardware) are in a state of continuous development, we have not filed applications to register the copyrights for these items. However, under law, copyright vests upon creation of our software and firmware. Registration is not a prerequisite for the acquisition of copyright rights. We take steps to insure that notices are placed on these items to indicate that they are copyright protected. The copyright protection for our software extends for the 20-year statutory period from the date of first "publication," distribution of copies to the general public, or from the date of creation, whichever occurs first.

We provide software to end-users under non-exclusive "shrink-wrap" licenses, which are automatic licenses executed once the package is opened. This type of license has a perpetual term and is generally nontransferable. Although we do not generally make source code available to end-users, we may, from time to time, enter into source code escrow agreements with certain customers. We have also obtained licenses for certain software from third parties for incorporation into our products.

Government Regulation

We are not subject to government regulation in the manufacture of our products or the components in our products. However, we are subject to certain restrictions in the sale of our products to "unfriendly" countries and countries designated as adversarial. In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities. We also benefit from the recent "made in America" trade laws where non-United States manufactures must secure waivers in order to sell security and surveillance products to United States domestic end-users.

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

Research and Development

For the year ended December 31, 2004 and 2003, we did not record research and development expense. We have cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology through contractual relationships between the Department of Energy and the National Institute of Justice.

Employees

We employ 5 persons, including two persons in part-time positions. We also employ two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.

                 ITEM 2.  DESCRIPTION OF PROPERTY

We lease 5,800 square feet of space used for engineering design and manufacturing in Baltimore, Maryland. The lease term ends in August 2005. During the term of the lease, the base rent is approximately $2,300 per month, with an annual rent escalator of 3%. Management believes this type of facility will suit our needs for the future.

                    ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report we are not a party to any material legal proceedings.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the 2004 year.

                             PART II
                             -------

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

         Year      Quarter Ended      High Bid    Low Bid
         -------- ------------------- ----------- --------

         2003      March 31           $  0.205    $  0.08
                   June 30               0.145       0.04
                   September 30           0.19       0.06
                   December 31            0.65       0.17

         2004      March 31           $   0.37    $  0.18
                   June 30                0.33      0.115
                   September 30          0.145       0.06
                   December 31            0.24       0.09


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

HOLDERS

As of March 8, 2005 we had 336 stockholders of record, which does not include "street accounts" of securities brokers.

DIVIDENDS

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business and payment of any cash dividends on our common stock is unlikely.

RECENT SALE OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by View Systems during the fourth quarter of 2004 through the date of this filing that have not been previously disclosed.

On October 12, 2004 we issued an aggregate of 571,750 common shares to five purchasers for $45,740. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 12, 2004 we issued 160,000 common shares to Martin J. Maassen for $12,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 4, 2004 we issued an aggregate of 160,000 common shares to three purchasers. We issued 100,000 shares to Lex Dalton, 20,000 shares to Maxwell
G. Levy and 40,000 shares to Duane R. Anderson. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 6, 2004 we issued an aggregate of 3,251,820 common shares to convert debt of $325,182. We issued 851,000 shares to Compass Equity Partners, 1,151,000 to Niki Group, and 1,249,820 to First Equity Holdings Corp. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 4, 2005 we issued an aggregate of 275,000 common shares to three purchasers for $27,500. We issued 100,000 shares to Lex Dalton, 25,000 shares to Calvin L. McCollum and 150,000 shares to William Stamp. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 10, 2005 we issued 128,000 common shares to Charles G. Davis III to convert a debt for accounting services valued at $19,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 10, 2005 we issued 30,000 common shares to H.J. Lurie for $3,000 cash. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 16, 2005 we issued 51,000 common shares to Will Stamp for $5,100. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

ISSUER PURCHASE OF SECURITIES

None.


          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

Our revenues for the years ended December 31, 2003 and 2004 were primarily from sales of our products. Management believes that heightened attention to terrorism and other security threats will continue to drive growth in the market for security products. We have incurred net losses for the past two years, but have implemented strategies to reduce cash used in operating activities. Also, we have increased the efficiency of our processes and focused our development efforts on products with greater sales potential.

Our ViewMaxx Digitial Video products have been the primary source of revenues since 1998. In the fourth quarter of 2003 we experienced a revitalization in sales of these products. While sales were down in the first quarter of 2004 for the ViewMaxx Digitial Video products, sales have rebounded during the second quarter of 2004. We have entered into new market segments with this product and are concentrating on local sales and services.

During the 2003 year we completed our single largest manufacturing run of SecureScan Concealed Weapons Detection portals by building 20 portals. We worked diligently to make engineering design changes to the SecureScan product to accommodate the price points required by competitive pressures. We expanded this product line in late 2003 when we combined our SecureScan technology with School Technology Management, Inc.'s student time and attendance program. Second phase testing of the combined technology, conducted in early 2004, produced positive results. These positive results lead the National Institute of Justice to provide $500,000 to the U.S. Department of Energy Idaho National Engineering and Environmental Laboratory to further refine the sensor circuitry and develop new and more sensitive magnetometers at a reduced cost. These changes will result in reduced manufacturing costs, a wider portal opening size and improved object recognition ability.

We rely on revenues, private financing and sales of common stock to fund our operations. We have incurred losses for the past two fiscal years and have an accumulated deficit of $15,691,496 at December 31, 2004. Our auditors have expressed doubt that we can continue as a going concern based on these factors. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding of up to $1 million to continue our business plan development during the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

For the next twelve months our primary challenge will be to more fully develop our product lines and our sales and distribution network. During the first quarter of 2004 we increased our product lines when we entered into a cooperative research and development agreement with the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory ("Idaho Engineering Lab") for our Visual First Responder. During the second quarter of 2004 we set up a complete manufacturing line in the Baltimore, Maryland facility for building, testing and further development of the Visual First Responder product. We sold and delivered two Visual First Responder units to organizations in Boston, Massachusetts who were involved with security for the Democratic national convention and we have received additional orders for this product. As recent as February 2005 we have received orders for five Visual First Responder units for use by the Department of Defense.

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

Another major emphasis for the next twelve months is to continue our SecureScan manufacturing cost reduction objectives. We reduced manufacturing costs of the SecureScan product by 25% in the first quarter of 2004. We intend to select key expensive components of the SecureScan system and replace them with performance equivalent, less expensive parts. The final phase of the manufacturing cost reductions will be cost reduction per unit in the fabrication of the gradiometer sensors. In addition, we anticipate completing circuitry conversions to fully digital signal processing from digital to analog and back to digital, along with replacing over-engineered housings in the SecureScan portals. We also intend to reduce assembly time and testing times to save additional manufacturing costs. The latest round of cost reductions should decrease the manufacturing cost an additional 50% to the $4,000 to $5,000 cost level with full digital and wireless communications ability.

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

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $788,113 for the 2004 year compared to $1,011,569 for the 2003 year. Net cash provided from investing activities was $76,869 for the 2003 year, and was related to advances from affiliated entities.

FINANCING

We have financed our operations primarily through private financing and we are in default on our debt obligations. We intend to finance our 2005 operations through additional equity financing. Net cash provided by financing activities for the 2004 year was $941,700, primarily from proceeds from sales of common stock. Net cash provided by financing activities for the 2003 year was $951,370; consisting of debt financing of $817,820 and proceeds received from sales of common stock of $508,550.

We estimate that we will require additional financing of approximately $1 million to meet our needs for the next twelve months. Our goal is to use this financing to increase ongoing operations to self-sustaining levels and increase profits to the magnitude management feels is achievable.
We intend to use any available cash to develop our products and expand our sales, marketing and promotional activities. Management believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities of $647,423 include accounts payable of $331,776, accrued expenses of $100,548, accrued interest of $66,000 and notes payable of $149,000. At December 31, 2004 future minimum payments for operating leases related to our principal office and manufacturing facility
were $19,964 through 2006.   Rent expense was $61,047 for the 2003 year
compared to $52,900 for the 2004 year.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.


    Summary Comparison of 2003 and 2004 Fiscal Year Operations
    ----------------------------------------------------------

                                                    2003         2004
                                               ------------- -------------

Revenues, net                                  $    569,952  $    476,319

Cost of sales                                       257,632       257,179

Gross profit                                        312,320       219,140

Total operating expenses                          1,872,585     1,220,546

Loss from operations                             (1,560,265)   (1,001,406)

Total other income (expense)                       (986,069)     (185,072)

Net income (loss)                                (2,546,334)   (1,186,478)

Net earnings (loss) per share                   $     (0.05) $      (0.02)

Revenues for the 2004 year decreased 16.4% compared to the 2003 year and costs of sales remained relatively the same in the 2004 year compared to the 2003 year. As a result of the decrease in revenues our gross profit decreased 29.8% for the 2004 year compared to 2003.

For the 2004 year total operating expense decreased 34.8% compared to the 2003 year. The 2004 decrease was the result of a 6.8% decrease in general and administrative expenses, a 47.2% decrease in professional fees, a 25.2% decrease in salaries and benefits and recording $0 for business development expenses. The reductions in these expenses resulted in a 35.8% decrease in net operating loss.

Total other expense decreased in the 2004 year compared to the 2003 year primarily as a result of recording a valuation/impairment loss of $888,658 in the 2003 year compared to no valuation/impairment loss for the 2004 year. The impairment loss for the 2003 year was related to a change in accounting principle from the adoption of Statement of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets," issued in June 2001, which addressed financial accounting and reporting for acquired goodwill and intangible assets. The adoption of SFAS No. 142, required the cessation of goodwill amortization for 2002 which decreased net loss for 2002 by $113,135, and the write off of goodwill in 2003 resulted in a decreased net loss of $787,248.

As a result of the above changes, we recorded a 53.4% decrease in net loss for the 2004 year compared to the 2003 year and decreased our loss per share from $0.05 for the 2003 year to $0.02 for the 2004 year.

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

Based on our current growth plan we believe we may require $1 million additional financing within the next twelve months to remain competitive in our market. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those funds. If we issue our securities for capital, then the interests of investors and shareholders will be diluted.

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



                  ITEM 7.  FINANCIAL STATEMENTS

                        VIEW SYSTEMS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2004 AND 2003

                         C O N T E N T S


Accountants' Report........................................................F-3

Consolidated Balance Sheets ...............................................F-4

Consolidated Statements of Operations .....................................F-5

Consolidated Statements of Stockholders' Equity............................F-6

Consolidated Statements of Cash Flows......................................F-7

Notes to the Consolidated Financial Statements.............................F-8

                   INDEPENDENT AUDITORS' REPORT

To the Audit Committee of the Board of Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2004. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 23, 2005

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS

                                                         December 31,
                                                            2004
                                                        -------------
Current Assets
  Cash                                                  $    173,486
  Accounts Receivable(Net of Allowance of $20,054)           108,342
  Inventory                                                   61,197
                                                        -------------

    Total Current Assets                                     343,025
                                                        -------------

Property & Equipment (Net)                                    14,803
                                                        -------------
Other Assets
  Licenses                                                 1,626,854
  Loans to shareholder                                        66,500
  Due from Affiliates                                         98,457
  Deposits                                                     2,319
                                                        -------------

    Total Other Assets                                     1,794,130
                                                        -------------

    Total Assets                                        $  2,151,958
                                                        =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                      $    331,776
  Accrued Expenses                                           100,548
  Accrued Interest                                            66,000
  Notes Payable                                              149,000
                                                        -------------

    Total Current Liabilities                                647,324
                                                        -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
    $.01 Par Value, Issued and outstanding 0                       -
  Common Stock, Authorized 100,000,000 Shares,
    $.001 Par Value, Issued and Outstanding 76,533,922        76,534
  Additional Paid in Capital                              17,119,596
  Retained Earnings (Deficit)                            (15,691,496)
                                                        -------------

    Total Stockholders' Equity                             1,504,634
                                                        -------------

    Total Liabilities and Stockholders' Equity          $  2,151,958
                                                        =============



      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations

                                                      For the Year Ended
                                                         December 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------- -------------

Revenues, Net                                    $    476,319  $    569,952

Cost of Sales                                         257,179       257,632
                                                 ------------- -------------

Gross Profit (Loss)                                   219,140       312,320
                                                 ------------- -------------

Operating Expenses
  Business Development                                      -       155,130
  General & Administrative                            281,127       301,482
  Professional Fees                                   286,323       542,612
  Salaries & Benefits                                 653,096       873,361
                                                 ------------- -------------

    Total Operating Expenses                        1,220,546     1,872,585
                                                 ------------- -------------

Net Operating Income (Loss)                        (1,001,406)   (1,560,265)
                                                 ------------- -------------
Other Income(Expense)
  Loss on Sale of Assets                                    -       (14,839)
  Interest Expense                                    (36,144)      (11,572)
  Bad Debt                                           (148,928)      (71,000)
  Valuation/Impairment Loss                                 -      (888,658)
                                                 ------------- -------------

    Total Other Income(Expense)                      (185,072)     (986,069)
                                                 ------------- -------------

    Net Income (Loss)                            $ (1,186,478) $ (2,546,334)
                                                 ============= =============

Net Income (Loss) Per Share                      $      (0.02) $      (0.05)
                                                 ============= =============

Weighted Average Shares Outstanding                68,924,152    51,529,119
                                                 ============= =============



       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity (Deficit)



                                                   Additional    Retained
                                Common Stock       Paid-in       Earnings
                              Shares     Amount    Capital       (Deficit)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2002  44,598,620  $  44,598  $ 13,810,878  $(11,958,683)

January - March 2003 -
 shares issued for cash        676,999        677        85,873             -

January 2003 - shares
 issued for services           445,000        445        51,755             -

July - September 2003 -
 share issued for cash       3,220,000      3,220       318,780             -

September 2003 - shares
 issued for payment of
 notes payable                 300,000        300        29,700             -

September 2003 - Stock
 issued for services           500,000        500        59,500             -

September 2003 share
 issued to employees         1,600,000      1,600       190,400             -

September 2003 - shares
 issued for payment
 of notes payable           10,800,000     10,800       755,520             -

October 2003 - shares
 issued for services           190,000        190         9,310             -

Forgiveness of Debt by
 subsidiary-contribution             -          -       193,293             -

October-December 2003 -
 shares issued for cash        400,000        400        99,600             -

Net loss for the year
 ended December 31, 2003             -          -             -    (2,546,334)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2003  62,730,619     62,730    15,604,609   (14,505,017)

Cancellation of shares        (100,000)      (100)       (4,900)            -

January - March 2004 -
 shares issued for cash        244,500        245        34,755             -

January - March 2004 -
 shares issued for services    932,000        932       203,048             -

April - June 2004 -
 shares issued for cash         84,333         84        11,916             -

April - June 2004 - shares
 issued for services           221,250        221        39,979             -

June 2004 - shares issued
 for payment of notes
 payable and accrued
 interest                    5,221,050      5,221       516,884             -

July - September 2004 -
 shares issued for cash        100,000        100        19,900             -

July - September 2004 -
 shares issued for services    781,600        782       108,642             -

September 2004 -  shares
 issued in settlement
 of litigation               2,000,000      2,000       178,000             -

October - December 2004 -
 shares issued for cash      1,066,750      1,067        89,833             -

December 2004 - shares
 issued for payment of
 notes payable and
 accrued interest            3,251,820      3,252       321,930             -

Cost of issuance of
 common stock                        -          -        (5,000)            -

Net loss for the year
 ended December 31, 2004             -          -             -    (1,186,478)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2004  76,533,922  $  76,534  $ 17,119,596  $(15,691,495)
                          ============= ========== ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows

                                                      For the Year Ended
                                                         December 31,
                                                     2004            2003
                                                -------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (1,186,478) $ (2,546,334)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                       29,890        45,160
     Impairment of Assets                                   -       888,658
     (Gain) Loss on Disposal of Assets                      -        14,839
     Bad Debts                                        148,928        71,000
     Accrued interest paid with stock                  13,987             -
     Stock Issued for Services                        353,604       313,700
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                              (32,182)     (143,376)
     Inventories                                       32,044       (21,916)
     Prepaid expenses                                       -          (655)
     Other Assets                                       2,500        (2,287)
     Increase (Decrease) in:
     Accounts Payable                                (146,439)      211,747
     Accrued Expenses                                  (3,967)      157,895
                                                -------------- -------------

  Net Cash Provided(Used) by Operating Activities    (788,113)   (1,011,569)

Cash Flows from Investing Activities:
  Advances (to)/ receipt from related party                 -        76,869
                                                -------------- -------------

  Net Cash Provided (Used) by Investing Activities          -        76,869

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders               (62,000)            -
  Proceeds from debt financing                        933,800       817,820
  Proceeds from stock issuance                        157,900       508,550
  Cost of issuance of common stock                     (5,000)            -
  Principal Payments on Notes Payable                 (83,000)     (375,000)
                                                -------------- -------------

  Net Cash Provided (Used) by Financing Activities    941,700       951,370
                                                -------------- -------------

Increase (Decrease) in Cash                           153,587        16,670

Cash and Cash Equivalents at Beginning of Period       19,899         3,229
                                                -------------- -------------

Cash and Cash Equivalents at End of Period      $     173,486  $     19,899
                                                ============== =============

       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)


                                                     For the Year Ended
                                                        December 31,
                                                ----------------------------
                                                    2004            2003
                                                -------------- -------------
Cash Paid For:
  Interest                                      $      25,144  $        572
  Income Taxes                                  $           -  $          -


Non-Cash Investing and Financing Activities:
  Stock Issued in payment for Note Payable      $     833,300  $    796,320
  Stock issued in payment of accounts payable   $     200,000  $          -



       The accompanying notes are an integral part of these consolidated financial statements.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation are as follows:

            Equipment          5-7 years
            Software tools       3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $29,890 and $45,1260, respectively.

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

Licenses
--------

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

The valuation of these licenses consist of the cost of acquiring Milestone, ie the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,866. Consistent with SFAS No. 142, the license was analyzed to determine if any impairment existed at December 31, 2004. It was determined to not be impaired. Pursuant to SFAS No. 142, the license will not be amortized, rather the valuation of this intangible will reviewed periodically.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes
------------

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

Advertising
-----------

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $10,214 and $21,264.

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

Financial Instruments
----------------------

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share
-------------------------

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2004 and 2003 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2004 and 2003, the Company incurred net losses of $1,186,478 and $2,546,334, respectively. During 2004 and 2003, the Company implemented a strategy to reduce its cash used in operating activities which included reductions in personnel and facilities expense. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

To date, the Company has financed its operations primarily through private financing. Additionally, the Company is in default on its debt obligations. It is management's intention to finance 2005 operations through an additional equity financing. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

3.  NEW ACCOUNTING PRONOUNCEMENTS

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

3.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, FASB issued a revision to SFAS 123 "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements

In December 2004, FASB issued SFAS 152 "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67". This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

3.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS 151 "Inventory Costs an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ."  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements. In December 2003, FASB issued a revision to SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.
The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

3.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.


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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

5. DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $98,458 as of December 31, 2004 and 2003 to a related corporation, View Technologies, Inc., which is controlled by the Chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.

The Company has advanced non-interest bearing funds to one of its officers in the amount of $66,500 as of December 31, 2004.

6. NOTES PAYABLE

Notes payable as of December 31, 2004 consist of the following:

Note payable - due to an individual, non-interest
  bearing due on demand.                                              500

Note payable - due to an individual, non-interest
  bearing due on demand                                             9,500

Note payable - due to an individual, non-interest
  bearing due on demand                                             3,000

Note payable - due to an individual, non-interest
  bearing due on demand                                            11,000

Note payable - due to an individual, non-interest
  bearing, due on demand                                           15,000

Notes payable - due former stockholder of Zyros
  Technology, due on demand, interest at 10% per annum            110,000
                                                              ------------
   Total Notes Payable                                        $   149,000
                                                              ============

The notes payable due former stockholders of Xyros Technology, which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

7.  INCOME TAXES

The components of the net deferred tax asset and liability as of December 31, 2004 are as follows:

     Effect of net operating loss carryforward        $    6,118,178
     Less evaluation allowance                            (6,118,178)
                                                      ---------------
     Net deferred tax asset (liability)               $            -
                                                      ===============

8.  OPERATING LEASE

The Company leases office and warehouse space in Baltimore, Maryland under a five-year noncancellable operating lease, expiring August 2005. Base rent is $2,260 per month with an annual rent escalator of 3%. Rent expense was $52,900 and $61,047 for the years ended December 31, 2004 and 2003, respectively.

The following is a schedule by year, of approximate future minimum lease payments required under this lease:

             Year ending December 31:
                   2005                                      19,964
                   2006 and Thereafter                            -
                                                        ------------
             Total minimum future rental payments       $    19,964
                                                        ============
9.  STOCK BASED COMPENSATION

During the years ended December 31, 2004 and 2003 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

Restricted Stock Grants

The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers and directors at the discretion of the Board of Directors. During 2004 and 2003, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

9.  STOCK BASED COMPENSATION(Continued)

Stock Options and Warrants
                                          2004               2003
                                ----------------------- ---------------------
                                Number      Expense     Number    Expense
                                of Shares   Recognized  of Shares Recognized
                                ----------- ----------- --------- -----------
Officers and employees             702,000  $  144,480  1,690,000 $  196,500
Independent contractors and
 consultants                     1,502,850     209,124  1,035,000    117,200
                                ----------- ----------- --------- -----------
Total                            2,204,850  $  353,604  2,725,000 $  313,700
                                =========== =========== ========= ===========

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

A summary of the Company's common stock option activity and related information for the years ended December 31, 2004 and 2003 is as follows:

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


                                                     2004
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
                                     ============= ============ =============

                       VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND 2002

9.  STOCK BASED COMPENSATION (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. There were no stock options granted during the years ended December 31, 2004 and 2003.

10.  LITIGATION

On May 8, 2003, the Company filed a complaint against two former officers and shareholders of Milestone Technology, Inc., related to the ownership of the Concealed Weapons Detection System. In July 2003, the complaint was settled and the Company agreed to pay $375,000 including attorney fees of $50,000. The liability is recorded in accounts payable at December 31, 2003. The settlement also called for the cancellation of 1,050,000 shares issued to one of the principals of Milestone. Other legal actions are in the normal course of business.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2004, we filed a current report on Form 8-K, dated February 24, 2004, under Item 4 related to the engagement of Chisholm, Bierwolf & Nilson, LLC as our independent auditor. On March 3, 2004 we filed an amendment to this report related to the resignation of our former auditor, Stegman & Company, Certified Public Accountants.

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

                   ITEM 8B.  OTHER INFORMATION

None.


                             PART III
                             -------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age, position and biographical information of our executive officers and directors are presented below. Our bylaws provide for a board of directors consisting of at least one director. The term of office of each director is until the next annual meeting of stockholders or until the director's earlier death, resignation, or removal. However, if his term expires, he continues to serve until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between or among any of our directors and executive officers.



Name                Age   Position                             Director Since
-----               ----  ------------------------------------ --------------
Gunther Than        57    Chief Executive Officer, Treasurer,  September 1998
                           and Director
Michael L. Bagnoli  49    Secretary and Director               May 1999
Martin Maassen      62   Director                              May 1999

Gunther Than - Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998. He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of Real View Systems, Inc. and View Technologies, Inc., software developers. Mr. Than continues as President, CEO and director of View Technologies, Inc. Mr. Than is a graduate of the University of Wisconsin, with a dual bachelors degree in engineering physics and applied mathematics.

Michael L. Bagnoli - Mr. Bagnoli became a Director in May 1999 and was appointed Secretary in June 2004. He holds degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery for a physician group in Lafayette, Indiana. In his practice he introduced arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction. Mr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

Martin Maassen - Mr. Maassen became a Director in May 1999, he formerly served as our Chairman of the Board from April 2000 to September 2002. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that we have one audit committee financial expert serving on our audit committee. Ms. Susan Mrzlack serves on our audit committee and is a certified public accountant and, pursuant to NASD Rule 4200(a)(15), we believe Ms. Mrzlack is independent.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, and representations from reporting persons that Forms 5 were not required, we believe Mr. Than filed late Forms 4 related to 3 transactions, Mr. Feldman filed late a Form 4 for one transaction, Mr. Smith filed late Forms 4 for two transactions, and Mr. Maassen filed late Forms 4 for one transaction and failed to file a Form 5 for one transaction.

CODE OF ETHICS

We have not adopted a code of ethics for our principal executive and financial officers. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE

                        Annual Compensation

                                Fiscal
Name and Principal Position     Year           Salary         Other
---------------------------    -------        --------------  -----------
Gunther Than                    2004           $ 100,000 (1)  $ 120,000 (2)
CEO, Treasurer                  2003             100,000 (1)    138,000 (3)
Director                        2002              18,000              0

(1)   Represents accrued salary.
(2)   Represents 600,000 common shares issued as compensation.
(3)   Represents 1,150,000 common shares issued as compensation.

COMPENSATION OF DIRECTORS

We compensate our independent directors, Messrs. Maassen and Bagnoli, with 5,000 shares of our common stock for each month of service. Messrs. Maassen and Bagnoli each accrued 60,000 shares for the year ended December 31, 2003 and 60,000 shares for the year ended December 31, 2004, which have not been issued to them. We do not have any arrangement for cash compensation of our directors for the services they provide in their capacity as directors, including services for committee participation or for special assignments.

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


               EQUITY COMPENSATION PLAN INFORMATION
_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity
compensation
plans approved
by security
holders               16,750,439           $ 0.10                 0
______________________________________________________________________________
Equity
compensation
plans not
approved by
security holders         107,690             1.63               4,392,310
______________________________________________________________________________

Total                 16,858,129           $ 0.11               4,392,310
______________________________________________________________________________


Our shareholders approved the 2000 Restricted Share Plan and our board of directors adopted the 1999 Stock Option Plan. The purpose of the plans is to retain employees, management and consultants by granting options to employees, directors, officers and consultants. Both plans have a term of 10 years. Pursuant to the 2000 Restricted Share Plan our board of directors granted 11,820,589 shares in the 2002 year, 2,725,000 shares in the 2003 year and 2,204,850 for the 2004 year. Under the 1999 Stock Option Plan our board of directors reserved

4,500,000 shares and granted options to purchase 107,690 shares before 2002. The options must be 100% of the fair market value of our common stock on the date of grant and the options expire after five years.

BENEFICIAL OWNERS

The following table lists the beneficial ownership of our management. We are unaware of any person or group that beneficially owns 5% or more of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 76,812,922 outstanding shares as of March 8, 2005 and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT

Name and address of                 Amount of                   Percent of
beneficial owner                    beneficial ownership        class
----------------------------------  --------------------------  ------------
Michael L. Bagnoli                    570,000 (1)               Less than 1%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen                      2,288,419 (2)                   2.9%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than                        4,294,140 (3)                   5.6%
1100 Wilso Drive
Baltimore, Maryland 21223

Directors and officers              7,732,559                      10.1%
as a group

(1) Represents 500,000 shares owned by Mr. Bagnoli, 40,000 shares held by his spouse, and 30,000 shares held by Mr. Bagnoli as trustee of a trust.
(2) Represents 1,538,419 held by Mr. Maassen and 750,000 shares held by his spouse
(3) Represents 4,124,140 shares owned by Mr. Than and 170,000 shares held by his spouse.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

On April 22, 2004 we issued 600,000 shares, valued at $120,000 to Gunther Than, our CEO, in consideration for services provided to use. This transaction was negotiated between related parties without "arms length" bargaining and, as a result, the terms of this transaction may be different than transactions negotiated between unrelated persons.

During the year ended December 31, 2002, we advanced $98,458 to View Technologies, Inc., which is controlled by Gunther Than, our Chief Executive Officer and director. There are no formal repayment terms associated with this advance. View Systems and View Technologies, Inc. had entered into various transactions throughout the 2002 year to provide working capital to one another when necessary. These transactions between View Systems and View Technologies were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

ITEM 13.  EXHIBITS

No.     Description

3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
3.2     By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to
        Form 10-QSB filed November 14,   2003)
10.1 Employment agreement between View Systems and Gunther Than, dated January 1, 2003. (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed April 14, 2004)
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed March 31, 2003)
31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $31,500 for fiscal year ended 2003 and $19,771 for fiscal year ended 2004.

AUDIT-RELATED FEES

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

TAX FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $-- for fiscal year ended 2003 and $ --for fiscal year ended 2004.

ALL OTHER FEES

The aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2003 and $-- for fiscal year ended 2004.

PRE-APPROVAL POLICIES

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor. Before the auditor renders audit and non-audit services our board of directors approves the engagement. Our audit committee does not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VIEW SYSTEMS, INC.



                                    /s/ Gunther Than
Date: March 30, 2005           By:___________________________________________
                                  Gunther Than, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  /s/ Gunther Than
Date: March 30, 2005              ___________________________________________
                                  Gunther Than, CEO, Principal Financial and
                                  Accounting Officer, Treasurer and Director


                                  /s/ Martin J. Maassen
Date: March 30, 2005              ___________________________________________
                                  Martin J. Maassen
                                  Director


                                  /s/ Michael L. Bagnoli
Date: March 30, 2005              ____________________________________________
                                  Michael L. Bagnoli
                                  Director and Secretary