Form 10QSB
period 2005-03-31
VIEW SYSTEMS INC
filed 2005-05-16
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005

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

As of May 9, 2005 View Systems, Inc. had 79,330,422 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis...............................9

Item 3.  Controls and Procedures...........................................12

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......12

Item 6.  Exhibits .........................................................13

Signatures.................................................................13


                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                        View Systems, Inc.

                Consolidated Financial Statements

                          March 31, 2005

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,    December 31,
                                                      2005          2004
                                                  ------------- -------------
Current Assets
  Cash                                            $        147  $    173,486
  Accounts Receivable(Net of Allowance of $20,054)     179,453       108,342
  Inventory                                             26,197        61,197
                                                  ------------- -------------

    Total Current Assets                               205,797       343,025
                                                  ------------- -------------

Property & Equipment (Net)                               9,400        14,803
                                                  ------------- -------------
Other Assets
  Licenses                                           1,626,854     1,626,854
  Loans to shareholder                                  62,000        66,500
  Due from Affiliates                                   98,457        98,457
  Deposits                                               2,319         2,319
                                                  ------------- -------------

    Total Other Assets                               1,789,630     1,794,130
                                                  ------------- -------------

    Total Assets                                  $  2,004,827  $  2,151,958
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $    176,725  $    331,776
  Accrued Expenses                                     100,533       100,548
  Accrued Interest                                      66,000        66,000
  Notes Payable                                        149,000       149,000
                                                  ------------- -------------

    Total Current Liabilities                          492,258       647,324
                                                  ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
    $.01 Par Value, Issued and outstanding 0                 -             -
  Common Stock, Authorized 100,000,000 Shares,
    $.001 Par Value,
    Issued and Outstanding 76,816,922                   76,817             -
    Issued and Outstanding 76,533,922                        -        76,534
  Additional Paid in Capital                        17,153,813    17,119,596
  Retained Earnings (Deficit)                      (15,718,061)  (15,691,496)
                                                  ------------- -------------

    Total Stockholders' Equity                       1,512,569     1,504,634
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $  2,004,827  $  2,151,958
                                                  ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                  For the Three Months Ended
                                                           March 31,
                                                       2005          2004
                                                  ------------- -------------

Revenues, Net                                     $    285,643  $     34,353

Cost of Sales                                          104,328        32,326
                                                  ------------- -------------

Gross Profit (Loss)                                    181,315         2,027
                                                  ------------- -------------
Operating Expenses
  Business Development                                  15,530             -
  General & Administrative                              67,591        55,578
  Professional Fees                                     38,515        24,219
  Salaries & Benefits                                   86,244       133,571
                                                  ------------- -------------

    Total Operating Expenses                           207,880       213,368
                                                  ------------- -------------

Net Operating Income (Loss)                            (26,565)     (211,341)
                                                  ------------- -------------
Other Income(Expense)
  Interest Expense                                           -        (3,014)
                                                  ------------- -------------

    Total Other Income(Expense)                              -        (3,014)
                                                  ------------- -------------

Net Income (Loss)                                 $    (26,565) $   (214,355)
                                                  ============= =============

Net Income (Loss) Per Share                       $      (0.00) $      (0.00)
                                                  ============= =============

Weighted Average Shares Outstanding                 76,675,422    63,376,036
                                                  ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                  For the Three Months Ended
                                                            March 31,
                                                       2005         2004
                                                  ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                               $    (26,565) $   (214,355)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                         6,388        11,290

  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                               (71,111)       67,847
     Inventories                                        35,000             -
     Increase (Decrease) in:
     Accounts Payable                                 (136,051)      (40,827)
     Accrued Expenses                                      (15)       (9,818)
                                                  ------------- -------------

  Net Cash Provided(Used) by Operating Activities     (192,354)     (185,863)

Cash Flows from Investing Activities:
  Purchases of equipment                                  (985)            -
                                                  ------------- -------------

  Net Cash Used In Investing Activities                   (985)            -

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                  4,500       137,886
  Proceeds from stock issuance                          15,500        35,000
                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities      20,000       172,886
                                                  ------------- -------------

Increase (Decrease) in Cash                           (173,339)      (12,977)

Cash and Cash Equivalents at Beginning of Period       173,486        19,899
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $       147   $      6,922
                                                  ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)


                                                   For the Three Months Ended
                                                            March 31,
                                                       2005          2004
                                                  ------------- -------------
Cash Paid For:
  Interest                                        $          -  $      3,009
  Income Taxes                                    $          -  $          -

Non-Cash Investing and Financing Activities:
  Stock issued in payment of accounts payable     $     19,000  $          -









      The accompanying notes are an integral part of these consolidated financial statements.

                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2005

GENERAL
-------

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK
------------

During January 2005, the Company issued 128,000 shares of common stock for services valued at $19,000.

During January 2005, the Company issued 275,000 shares of common stock for cash of $27,500.

During February 2005, the Company issued 81,000 shares of common stock for cash of $8,100

During March 2005, the Company issued 25,000 shares of common stock for cash of $2,500.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

View Systems acquires and/or develops technologies related to surveillance, detection and security for the purpose of commercializing them. We offer:
..     Visual First Responder -  a lightweight, wireless camera system housed in a tough, waterproof flashlight body.
..     SecureScan Concealed Weapons Detection System  - a walk-through concealed weapons detector which uses sensing technology and artificial intelligence algorithms to accurately pinpoint the location, size and number of concealed weapons.
..     ViewMaxx Digitial Video products - a high-resolution, digital video recording and real-time monitoring system.

Our revenues for the past two years have been from sales of our products and our sales continued to increase for first quarter of 2005 as a result of sales of our Visual First Responder product. Management believes that heightened attention to terrorism and other security threats will continue to drive growth in the market for security products.

We rely on revenues, private financing and sales of common stock to fund our operations. We have incurred losses for the past two fiscal years and have an accumulated deficit of $15,718,061 at March 31, 2005. Our auditors have expressed doubt that we can continue as a going concern based on these factors. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding of up to $1 million to continue our business plan development for the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

For the next twelve months our primary challenge will be to more fully develop our product lines and our sales and distribution network for the United States. Our emphasis has been on marketing and sales programs through dealer channels, plus internal direct sales for our products. We intend to build a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products within the 48 states. However, we cannot assure you that we will be able to develop these sales and distribution channels to a level which will result in increased revenues or continued profitability.

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

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $192,354 for the three month period ended March 31, 2005 (the "2005 first quarter") compared to $185,863 for the three month period ended March 31, 2004 (the "2004 first quarter"). Net cash used for investing activities was $985 for the 2005 first quarter and was related to the purchase of equipment.

FINANCING

We have financed our operations primarily through revenues and private financing. Net cash provided by financing activities for the 2005 year was $20,000, primarily from proceeds from sales of common stock. Net cash provided by financing activities for the 2004 first quarter was $172,886, consisting of debt financing of $137,886 and proceeds received from sales of common stock of $35,000.

We estimate that we will require additional financing of approximately $1 million to meet our needs for the next twelve months. Our goal is to use this financing to increase ongoing operations to self-sustaining levels and increase profits to the magnitude management feels is achievable.

We intend to use any available cash to develop our products and expand our sales, marketing and promotional activities. We will likely finance our 2005 operations through additional equity financing. Management believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities of $492,258 include accounts payable of $176,725, accrued expenses of $100,533, accrued interest of $66,000 and notes
payable of $149,000.   Our base rent for operating leases related to our
principal office and manufacturing facility is approximately $2,300 per month,
with an annual rent escalator of 3%.   At December 31, 2004 future minimum
payments for operating leases related to our office and manufacturing facility were $19,964 through 2006.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

   Summary Comparison of 2004 and 2005 First Quarter Operations
   ------------------------------------------------------------

                               First Quarter     First Quarter
                                    2004             2005
                               --------------    -------------

Revenues, net                  $      34,353     $   285,643

Cost of sales                         32,326         104,328

Gross profit                           2,027         181,315

Total operating expenses             213,368         207,880

Total other income (expense)          (3,014)              -

Net income (loss)                   (214,355)        (26,565)

Net earnings (loss) per share  $       (0.00)    $     (0.00)

Revenues for the 2005 first quarter increased $251,290 compared to the 2004 first quarter due to increased sales of our Visual First Responder products. However, costs of sales also increased for the 2005 first quarter compared to the 2004 first quarter. As a result of the increase in revenues our gross profit increased $179,288 from the 2004 first quarter compared to 2005 first quarter.

For the 2005 first quarter total operating expense decreased slightly compared to the 2004 first quarter. The 2005 decrease was primarily the result of decreased salaries and benefits.

Total other expense for the 2004 first quarter was primarily related to interest on loans.

As a result of the above changes, our net loss decreased $187,790 from the 2004 first quarter to the 2005 first quarter and we recorded $0.0 loss per share for the comparable quarters.

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

We estimate that we have less than a 1% market share of the surveillance and weapons detection market. We compete with many companies that have greater brand name recognition and significantly greater financial, technical, marketing, and managerial resources. The position of these competitors in the market may prevent us from capturing more market share. We intend to remain competitive by increasing our existing business through marketing efforts, selectively acquiring complementary technologies or businesses and services, and increasing our efficiency and reducing costs.

      Our revenues are dependent in part upon our relationships and alliances with government agencies and partners.

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy and National Institute of Justice for continuations and improvements to the concealed weapons detection technology. We are also dependent upon the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory for developments of the Visual First Responder product. If either of these entities should discontinue its operations or research and development we may lose our competitive edge in our markets.

      We must successfully introduce new or enhanced products and manage the costs associated with producing several product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs. However, we cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

      We would be harmed if we were unable to use our manufacturing facility.

We assemble and manufacture our products at our facility located in Baltimore, Maryland. If we were unable to continue manufacturing at this location due to fire, prolonged power shortage or other natural disaster, then we would be unable to supply products to our customers.


ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 30, 2005, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes securities sold by View Systems without registration through a recent date which have not been previously reported.

On March 10, 2005 we issued 25,000 shares of common stock to Calvin McCohm for $2,500 cash. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 7, 2005 we issued 1,200,000 shares of common stock to Gunther Than in consideration for his salary for the 2004 year. These shares were valued at approximately $120,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 15, 2005 we issued 600,000 shares of common stock to Gunther Than as required by his employment agreement. These shares were valued at approximately $60,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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


                                      VIEW SYSTEMS, INC.

                                      /s/ Gunther Than
Date: May 13, 2005                By: ________________________________________
                                      Gunther Than
                                      Chief Executive Officer, Treasurer,
                                      Director and Principal Financial Officer