Form 10QSB
period 2005-06-30
VIEW SYSTEMS INC
filed 2005-08-15
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Nevada                            59-2928366
        -----------------------       ---------------------------------
       (State of incorporation)      (I.R.S. Employer Identification No.)

           1100 Wilso Drive, Baltimore, Maryland 21223
          ---------------------------------------------
             (Address of principal executive offices)

                          (410) 646-3000
                    --------------------------
                   (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of July 27, 2005, View Systems, Inc. had 81,530,422 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures...........................................12

                    PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........12

Item 6.  Exhibits..........................................................13

Signatures.................................................................13



                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS

                                                     June 30,   December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                   (unaudited)
Current Assets
  Cash                                            $     93,269  $    173,486
  Accounts Receivable (Net of allowance of
    $20,054 at December 31, 2004)                       13,972       108,342
  Inventory                                             26,197        61,197
                                                  ------------- -------------

     Total current assets                              133,438       343,025
                                                  ------------- -------------

Property & Equipment (Net)                               9,518        14,803
                                                  ------------- -------------
Other Assets
  Licenses                                           1,626,854     1,626,854
  Loans to Shareholder                                  62,000        66,500
  Due from Affiliates                                  103,358        98,457
  Deposits                                               2,319         2,319
                                                  ------------- -------------

     Total Other Assets                              1,794,531     1,794,130
                                                  ------------- -------------

     Total Assets                                 $  1,937,487  $  2,151,958
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $    143,377  $    331,776
  Accrued Expenses                                      30,802       100,548
  Accrued Interest                                      71,400        66,000
  Notes Payable                                        149,000       149,000
                                                  ------------- -------------

     Total Current Liabilities                         394,579       647,324
                                                  ------------- -------------
Stockholers' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
    $.01 Par Value, Issued and Outstanding -0-               -             -
  Common Stock, Authorized 100,000,000 Shares,
    $0.001 Par Value, Issued and Outstanding
    81,509,422                                          81,510             -
    Issued and Outstanding 76,533,922                        -        76,534
  Additional Paid in Capital                        17,337,271    17,119,596
  Retained Earnings (Deficit)                      (15,875,873)  (15,691,496)
                                                  ------------- -------------

     Total Stockholders' Equity                      1,542,908     1,504,634
                                                  ------------- -------------

     Total Liabilities and Stockholders' Equity   $  1,937,487  $  2,151,958
                                                  ============= =============



The accompanying notes are an integral part of these consolidated financial statements.



               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)



                              Three Months Ended June 30,   Six Months Ended June 30,
                             ---------------------------- ---------------------------
                                   2005          2004         2005           2004
                             -------------- ------------- ------------- -------------
Revenues, Net                $     195,914  $    158,041  $    481,556  $    192,394

Cost of Sales                      125,180        73,872       229,508       106,198
                             -------------- ------------- ------------- -------------

Gross Profit (Loss)                 70,734        84,169       252,048        86,196
                             -------------- ------------- ------------- -------------
Operating Expenses
  Business development              17,617             -        32,646             -
  General & Administrative          25,238       325,100        94,020       380,678
  Professional Fees                 31,341        57,955        69,856        82,174
  Salaries and Benefits            148,812       106,639       234,365       240,210
                             -------------- ------------- ------------- -------------

    Total operating expenses       223,008       489,694       430,887       703,062
                             -------------- ------------- ------------- -------------

Net Operating Income (Loss)       (152,274)     (405,525)     (178,839)     (616,866)
                             -------------- ------------- ------------- -------------
Other Income (Expense)
  Interest Expense                  (5,538)      (25,297)       (5,538)      (28,311)
                             -------------- ------------- ------------- -------------
    Total Other Income
     (Expense)                      (5,538)      (25,297)       (5,538)      (28,311)
                             -------------- ------------- ------------- -------------

Net Income (Loss)            $    (157,812) $   (430,822) $   (184,377) $   (645,177)
                             ============== ============= ============= =============

Net Income (Loss) Per Share  $       (0.00) $      (0.01) $      (0.00) $      (0.01)
                             ============== ============= ============= =============
Weighted Average Shares
  Outstanding                   76,866,047    64,523,490    76,866,047    63,671,982
                             ============== ============= ============= =============


The accompanying notes are an integral part of these consolidated financial statements





                     View Systems, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficit)


                            Preferred Stock       Common Stock           Additional    Retained
                           ----------------- --------------------------- Paid-in       Earnings
                            Shares   Amount      Shares        Amount    Capital       (Deficit)
                           ------- --------- ------------- ------------- ------------- -------------
Balance,
 December 31, 2004              -  $      -    76,533,922  $     76,534  $ 17,119,596  $(15,691,496)

January - March 2005 -
 shares issued for cash         -         -       155,000           155        15,345             -

January - March 2005 -
 shares issued in payment
 of accounts payable            -         -       128,000           128        18,872             -

April - June 2005 - shares
 issued for cash                -         -     2,287,500         2,288       114,712             -

April - June 2005 - shares
 issued for services            -         -     2,405,000         2,405        68,745             -

Net loss for the period
 ended June 30, 2005            -         -             -             -             -      (184,377)
                           ------- --------- ------------- ------------- ------------- -------------
Balance, June 30, 2005
 (unaudited)                    -  $      -    81,509,422  $     81,510  $ 17,337,270  $(15,875,873)
                           ======= ========= ============= ============= ============= =============







The accompanying notes are an integral part of these consolidated financial statements.




                     View Systems, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                            For the Six Months Ended June 30,
                                                            --------------------------------
                                                                 2005           2004
                                                            ---------------- ---------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $      (184,377) $     (645,177)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation and Amortization                                    6,400          17,490
     Stock Issued for Services                                       71,150         239,380
     Changes in Operating Assets and Liabilities:
       Accounts Receivable                                           94,370         (14,764)
       Inventory                                                     35,000               -
       Increase (Decrease) in:
       Accounts Payable                                            (169,398)       (168,514)
       Accrued Expenses                                             (64,346)         32,507
                                                            ---------------- ---------------

     Net Cash Used by Operating Activities                         (211,201)       (539,078)
                                                            ---------------- ---------------
Cash Flows from Investing Activities:
  Purchases of Equipment                                             (1,115)              -
  Funds Advanced (to) from Affiliated Entities                       (4,901)              -
                                                            ---------------- ---------------

     Net Cash Used in Investing Activities                           (6,016)              -
                                                            ---------------- ---------------
Cash Flows from Financing Activities:
  Funds Advanced (to) from Stockholders                               4,500         491,685
  Proceeds from Stock Issuance                                      132,500          47,000
                                                            ---------------- ---------------

     Net Cash Provided by Financing Activities                      137,000         538,685
                                                            ---------------- ---------------

Increase (Decrease) in Cash                                         (80,217)           (393)

Cash and Cash Equivalents at Beginning of Period                    173,486          19,899
                                                            ---------------- ---------------

Cash and Cash Equivalents at End of Period                  $        93,269  $       19,506
                                                            ================ ===============
Cash Paid For:
  Interest                                                  $           138  $            -
  Income Taxes                                              $             -  $            -

Non-Cash Activites:
  Stock Issued in Payment of Accounts Payable               $        19,000  $            -
  Stock Issued for Notes Payable and Accrued Interest       $             -  $      522,105
  Stock Issued for Services                                 $             -  $      239,380


The accompanying notes are an integral part of these consolidated financial statements.




                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2005


GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

View Systems acquires, develops and markets technologies related to surveillance, detection and security for the purpose of commercializing them. We offer:
..    Visual First Responder -  a lightweight, wireless camera system housed in a tough, waterproof flashlight body.
..    SecureScan Concealed Weapons Detection System - a walk-through concealed weapons detector which uses sensing technology and artificial intelligence algorithms to accurately pinpoint the location, size and number of concealed weapons.
..    ViewMaxx Digitial Video products - a high-resolution, digital video recording and real-time monitoring system.

Our revenues for the past two years have been from sales of our products. Management believes that heightened attention to terrorism and other security threats, and spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

During 2005 we have continued to provide live demonstrations of our SecureScan product at sporting and entertainment venues, expos, and at state corrections facilities. We also have provided demonstrations of our Visual First Responder for police and civil support teams. These demonstrations have raised interest in our products and resulted in increased orders of our products.

During the last nine months we have contracted with the University of Northern Florida to design new sensor boards for the SecureScan product which has allowed us to reduce the installed sensor cost by a factor of four. The new lower costs allow us to offer price points to the market which compete directly with traditional metal detectors. We feel the new reduced price points and enhanced interface abilities will allow us to be more competitive, along with the advantages of three to four times the throughput rate, non-contact imaging and permanent visual storage, and a log of all individuals scanned.

In August 2005 we contracted with Inter-Connect Electronics, Inc. to manufacture and assemble our Visual First Responder units. We have also contracted with Sports Field Specialties, LLC, an experienced manufacturer, to build the SecureScan line. These manufacturing agreements will allow us to clear our current backlog for our product lines and reduce our labor cost.
Our backlog as of the end of July is in excess of $500,000 in orders and contracts.

We rely on revenues, private financing and sales of common stock to fund our operations. We have incurred losses for the past two fiscal years and had a net loss of $184,377 for the six month period ended June 30, 2005. Our auditors have expressed doubt that we can continue as a going concern based on these operating losses. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding to continue our business plan development for the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

For the next twelve months our primary challenge will be to more fully develop our sales and distribution network for the United States. We continue to establish new partnerships, add active resellers and dealers. We intend to build a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products within the 48 states. Our emphasis has been on marketing and sales programs through dealer channels, plus internal marketing support for our products. We train our dealers and support the dealer network by collaborating at customer demonstrations. However, we cannot assure you that we will be able to develop these sales and distribution channels to a level which will result in increased revenues or continued profitability.

LIQUIDITY AND CAPITAL RESOURCES

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $211,201 for the six month period ended June 30, 2005 (the "2005 six month period") compared to $539,078 for the six month period ended June 30, 2004 (the "2004 six month period"). However, operating expenses for the 2005 periods were less than half of the 2004 comparable periods. However, operating expenses for the 2005 three month period were less than half of the 2004 comparable period.

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

FINANCING

We have financed our operations primarily through revenues and private financing. Net cash provided by financing activities for the 2005 six month period was $137,000, primarily from proceeds from sales of common stock. Net cash provided by financing activities for the 2004 six month period was $538,685, with $491,685 of that amount related to funds advanced by stockholders. We estimate that we will require additional financing of approximately $500,000 to meet our needs for the next six months. We intend to use this financing to increase ongoing operations to self-sustaining levels and increase profits.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,300 per month, with an annual rent
escalator of 3%.   At December 31, 2004, future minimum payments for operating leases related to our office and manufacturing facility were $19,964 through 2006.

Our total current liabilities of $394,579 at June 30, 2005 included accounts payable of $143,377, accrued expenses of $30,802, accrued interest of $71,400 and notes payable of $149,000

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the unaudited consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and six month periods ended June 30, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

   Summary Comparison of Three and Six Month Period Operations
   ------------------------------------------------------------

                     Six month     Six month    Three month    Three month
                     period ended period ended period ended period ended June 30, 2005 June 30, 2004 June 30, 2005 June 30, 2004
                     ------------- ------------- ------------- -------------

Revenues, net        $    481,556  $    192,394  $    195,914  $    158,041

Cost of sales             229,508       106,198       125,180        73,872

Gross profit              252,048        86,196        70,734        84,169

Total operating
 expenses                 430,887       703,062       223,008       489,694

Total other income
 (expense)                 (5,538)      (28,311)       (5,538)      (25,297)

Net income (loss)        (184,377)     (645,177)     (157,812)     (430,822)

Net earnings (loss)
 per share           $      (0.00) $      (0.01) $      (0.00) $      (0.01)


Revenues for the 2005 six month period increased 150.2% compared to the 2004 six month period due to increased sales of our products. Revenues for the three month period ended June 30, 2005 (the "2005 second quarter") increased 24.0% compared to the three month period ended June 30, 2004 (the "2004 second quarter"). However, costs of sales also increased 65.3% for the 2005 six month period compared to the 2004 six month period and increased 116.0% for the 2005 second quarter compared to the 2004 second quarter. As a result of increased revenues in the 2005 six month period our gross profit increased 192.4% from the 2004 six month period. Due to increased cost of sales, gross profit decreased 16.0% for the 2005 second quarter compared to 2004 second quarter

For the 2005 six month period total operating expense decreased 54.6% compared to the 2004 six month period. For the 2005 second quarter total operating expense decreased 38.7% compared to the 2004 second quarter. The decreases in the 2005 periods was primarily a result of decreases in general and administrative expense and salaries and benefits.

Total other expense for the 2005 and 2004 comparable periods was related to interest on loans.

As a result of the above, our net loss decreased 63.4% for the 2005 six month period compared to the 2004 six month period and decreased 71.4% for the 2005 second quarter compared to the 2004 second quarter.

The following chart summarizes our balance sheet at June 30, 2005 and December 31, 2004

                      Summary Balance Sheet
                     -----------------------

                                    For six month
                                    period ended     For the year ended
                                    June 30, 2005    December 31, 2004
                                    ---------------- -----------------
Cash and cash equivalents           $       93,269   $        173,486

Total current assets                       133,438            343,025

Total assets                             1,937,487          2,151,958

Total current liabilities                  394,579            647,324

Retained earnings (Deficit)            (15,875,873)       (15,691,496)

Total stockholders equity           $    1,542,908   $      1,504,634


Our total assets decreased at June 30, 2005 primarily as a result of decreases in our total current assets and property and equipment. Total current liabilities decreased primarily due to decreases in accounts payable and accrued expenses.

FACTORS AFFECTING FUTURE PERFORMANCE

     Our independent auditors have expressed concern whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we seek financing commitments during the next twelve months to fund further development of our business plan. While we have expanded our product line and established new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.

     We are currently dependent on the efforts of our resellers for our continued growth and must expand our sales channels to increase our revenues.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop our marketing activities. If we are unsuccessful in developing sales channels then we may have to scale down our business plan. We are actively recruiting and adding other additional resellers and dealer and must continue to find other methods of distribution to increase customers.

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

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy and National Institute of Justice for continuations and improvements to the concealed weapons detection technology. We are also dependent upon the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory for further development of the Visual First Responder product. If either of these entities should discontinue its operations or research and development we may lose our competitive edge in our markets.

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

We assemble and manufacture a portion of our products at our facility located in Baltimore, Maryland. If we were unable to continue manufacturing at this location due to fire, prolonged power shortage or other natural disaster, then we would be unable to supply products to our customers.


ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes securities sold by View Systems without registration through a recent date which have not been previously reported.

On March 9, 2005, we issued 200,000 shares of common stock to Liem Nguyen in consideration for a final and full release. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 6, 2005, we issued 87,500 shares of common stock to William H. Zuhone for $7,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 3, 2005, we issued 2,000,000 shares of common stock to Clark Companies in consideration for an agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 11, 2005, we issued 200,000 shares of common stock to Jeffrey B. McIntosh for $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 21, 2005, our board of directors authorized the issuance of 522,000 shares of common stock to Martin J. Maassen for advances to View Systems of $52,000. Our board of directors also authorized the issuance of 230,000 shares of common stock to Michael L. Bagnoli for direct investments to View Systems of $11,000 and services rendered to the company. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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


                                  VIEW SYSTEMS, INC.


                               /s/ Gunther Than
Date: August 15, 2005      By: ______________________________________________
                               Gunther Than
                               Chief Executive Officer, Treasurer, Director
                               and Principal Financial Officer