Form 10QSB
period 2005-09-30
VIEW SYSTEMS INC
filed 2005-11-10
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Nevada                         59-2928366
       -----------------------    -----------------------------------
       (State of incorporation)   (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
-----------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:  (410) 242-8439
                            --------------


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

As of October 25, 2005, View Systems, Inc. had 86,382,422 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures..........................................12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................12

Signatures................................................................13



                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS


                                                  September 30,  December 31,
                                                      2005          2004
                                                  -------------- -------------

Current Assets
  Cash                                            $       4,109  $    173,486
  Accounts Receivable (Net of allowance of
    $20,054 at December 31, 2004)                       146,973       108,342
  Inventory                                              26,197        61,197
                                                  -------------- -------------

    Total current assets                                177,279       343,025
                                                  -------------- -------------

Property & Equipment (Net)                               20,521        14,803
                                                  -------------- -------------
Other Assets
  Licenses                                            1,626,854     1,626,854
  Loans to Shareholder                                   62,000        66,500
  Due from Affiliates                                   107,575        98,457
  Deposits                                                5,191         2,319
                                                  -------------- -------------

    Total Other Assets                                1,801,620     1,794,130
                                                  -------------- -------------

    Total Assets                                  $   1,999,420  $  2,151,958
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $     134,547  $    331,776
  Accrued Expenses                                       15,238       100,548
  Accrued Interest                                       74,100        66,000
  Notes Payable                                         101,000       149,000
                                                  -------------- -------------

    Total Current Liabilities                           324,885       647,324
                                                  -------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000
    Shares, $.01 Par Value, Issued and
    Outstanding 7,171,725                                71,717             -
  Common Stock, Authorized 100,000,000
    Shares, $0.001 Par Value,
    Issued and Outstanding 85,100,422                    85,101             -
    Issued and Outstanding 76,533,922                         -        76,534
  Additional Paid in Capital                         17,687,580    17,119,596
  Retained Earnings (Deficit)                       (16,169,863)  (15,691,496)
                                                  -------------- -------------

    Total Stockholders' Equity                        1,674,535     1,504,634
                                                  -------------- -------------

    Total Liabilities and Stockholders' Equity    $   1,999,420  $  2,151,958
                                                  ============== =============



         The accompanying notes are an integral part of these consolidated financial statements.



                     View Systems, Inc. and Subsidiaries
                    Consolidated Statements of Operations


                                    Three Months Ended September 30, Nine Months Ended September 30,
                                    -------------------------------- -------------------------------
                                          2005           2004            2005            2004
                                    ---------------- --------------- --------------- --------------
Revenues, Net                       $       338,941  $      188,029  $      820,497  $     380,423

Cost of Sales                               109,541          32,765         339,049        138,963
                                    ---------------- --------------- --------------- --------------

Gross Profit (Loss)                         229,400         155,264         481,448        241,460
                                    ---------------- --------------- --------------- --------------
Operating Expenses
  Business development                       28,218               -          60,864              -
  General & Administrative                   57,724         184,259         151,744        564,937
  Professional Fees                         323,466          11,972         393,322         94,146
  Salaries and Benefits                     111,021          98,806         345,386        339,016
                                    ---------------- --------------- --------------- --------------

    Total operating expenses                520,429         295,037         951,316        998,099
                                    ---------------- --------------- --------------- --------------

Net Operating Income (Loss)                (291,029)       (139,773)       (469,868)      (756,639)
                                    ---------------- --------------- --------------- --------------
Other Income (Expense)
  Interest Expense                           (2,961)         (2,958)         (8,499)       (31,269)
                                    ---------------- --------------- --------------- --------------

    Total Other Income (Expense)             (2,961)         (2,958)         (8,499)       (31,269)
                                    ---------------- --------------- --------------- --------------

Net Income (Loss)                   $      (293,990) $     (142,731) $     (478,367) $    (787,908)
                                    ================ =============== =============== ==============
Net Income (Loss) Per Share         $         (0.00) $         0.00  $        (0.01) $       (0.01)
                                    ================ =============== =============== ==============
Weighted Average Shares Outstanding      83,304,922      70,341,359      79,990,172     65,895,908
                                    ================ =============== =============== ==============



The accompanying notes are an integral part of these consolidated financial statements.



                       View Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                Additional    Retained
                                   Preferred Stock            Common Stock      Paid-in       Earnings
                                 Shares       Amount      Shares       Amount   Capital       (Deficit)
                             -------------- ---------- ------------- ---------- ------------- -------------
Balance, December 31, 2003               -          -    62,730,619  $  62,730  $ 15,604,609  $(14,505,017)

Cancellation of shares                   -          -      (100,000)      (100)       (4,900)            -

January - March 2004 -
 shares issued for cash                  -          -       244,500        245        34,755             -

January - March 2004 -
 shares issued for services              -          -       932,000        932       203,048             -

April - June 2004 - shares
 issued for cash                         -          -        84,333         84        11,916             -

April - June 2004 - shares
 issued for services                     -          -       221,250        221        39,979             -

June 2004 - shares issued
 for payment of notes payable
 and accrued interest                    -          -     5,221,050      5,221       516,884             -

July - September 2004 - shares
 issued for cash                         -          -       100,000        100        19,900             -

July - September 2004 - shares
 issued for services                     -          -       781,600        782       108,642             -

September 2004 - shares issued
 in settlement of litigation             -          -     2,000,000      2,000       178,000             -

October - December 2004 -
 shares issued for cash                  -          -     1,066,750      1,067        89,833             -

December 2004 - shares issued
 for payment of notes payable
 and accrued interest                    -          -     3,251,820      3,252       321,930             -

Cost of issuance of common stock         -          -             -          -        (5,000)            -

Net loss for the year ended
 December 31, 2004                       -          -             -          -             -    (1,186,479)
                             -------------- ---------- ------------- ---------- ------------- -------------

Balance, December 31, 2004               -          -    76,533,922     76,534    17,119,596   (15,691,496)

January - March 2005 - shares
 issued for cash                         -          -       155,000        155        15,345             -

January - March 2005 -
 shares issued in payment
 of accounts payable                     -          -       128,000        128        18,872             -

April - June 2005 - shares
 issued for cash                         -          -     2,287,500      2,288       114,713             -

April - June 2005 - shares
 issued for services                     -          -     2,405,000      2,405        68,745             -

July - September 2005 -
 shares issued for cash                  -          -       612,000        612        55,588             -

July - September 2005 -
 shares issued for services              -          -     2,979,000      2,979       294,721             -

July - September 2005 -
 shares issued in  payment
 of notes payable                4,800,000     48,000             -          -             -             -

July - September 2005 -
 shares issued for services      2,371,725     23,717             -          -             -             -

Net loss for the period
 ended September 30, 2005                -          -             -          -             -      (478,367)
                             -------------- ---------- ------------- ---------- ------------- -------------

Balance, September 30, 2005      7,171,725  $  71,717    85,100,422  $  85,100  $ 17,687,580  $(16,169,863)
                             ============== ========== ============= ========== ============= =============



<CAPTION





                       View Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                       For the Nine Months Ended
                                                                              September 30,
                                                                           2005          2004
                                                                     --------------- --------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                  $     (478,367) $    (787,908)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation and Amortization                                            7,379         23,690
     Stock Issued for Services                                              392,567        348,804
     Loss on Settlement of Debt                                                   -          3,750
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in:
       Accounts Receivable                                                  (38,631)       (34,197)
       Inventory                                                             35,000              -
       Deposits                                                              (2,872)             -
       Increase (Decrease) in:
       Accounts Payable                                                    (178,229)      (106,373)
       Accrued Expenses                                                     (77,210)       (39,971)
                                                                     --------------- --------------

     Net Cash Used by Operating Activities                                 (340,363)      (592,205)
                                                                     --------------- --------------

Cash Flows from Investing Activities:
  Purchases of Equipment                                                    (13,096)             -
  Funds Advanced (to) from Affiliated Entities                               (9,118)             -
                                                                     --------------- --------------

     Net Cash Used in Investing Activities                                  (22,214)             -
                                                                     --------------- --------------
Cash Flows from Financing Activities:
  Funds Advanced (to) from Stockholders                                       4,500        591,685
  Proceeds from Stock Issuance                                              188,700         80,500
                                                                     --------------- --------------

     Net Cash Provided by Financing Activities                              193,200        672,185
                                                                     --------------- --------------

Increase (Decrease) in Cash                                                (169,377)        79,980

Cash and Cash Equivalents at Beginning of Period                            173,486         19,899
                                                                     --------------- --------------

Cash and Cash Equivalents at End of Period                           $        4,109  $      99,879
                                                                     =============== ==============

Cash Paid For:
  Interest                                                           $          399  $           -
  Income Taxes                                                       $            -  $           -

Non-Cash Activities:
  Stock Issued in Payment of Accounts Payable                        $       19,000  $     180,000
  Stock Issued for Notes Payable and Accrued Interest                $       48,000  $     522,105


  The accompanying notes are an integral part of these consolidated financials

                                        6

                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                        September 30, 2005


GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of notes payable and for services. The issuance had been previously authorized by the Board of Directors. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock. The Series A Preferred has no conversion rights into common stock. Each share of Series A Preferred is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholders.

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

In 2004 we worked diligently to make engineering design changes to the SecureScan product to accommodate the price points required by competitive pressures. In 2005 we contracted with the University of Northern Florida to design new sensor boards for the SecureScan product which allowed us to reduce the installed sensor cost by a factor of four. The new lower costs allow us to offer price points to the market which compete directly with traditional metal detectors. We believe the new reduced price points and the enhanced interface abilities of our products will allow us to be more competitive.

During 2005 we have continued to provide live demonstrations of our SecureScan product at sporting and entertainment venues, expos, and at state corrections facilities. We also have provided demonstrations of our Visual First Responder for police and civil support teams. These demonstrations have raised interest in our products and resulted in increased orders of our products.

During 2005 we continue to establish new partnerships, add active resellers and dealers and we hired four sales representatives to build a United States domestic network for the sale and distribution of our products within the 48 states. However, we cannot assure you that we will be able to develop these sales and distribution channels to a level which will result in increased revenues or continued profitability.

In August 2005 we contracted with Inter-Connect Electronics, Inc. to manufacture and assemble our Visual First Responder units. We have also contracted with Sports Field Specialties, LLC, an experienced manufacturer, to build the SecureScan line. These manufacturing agreements allowed us to outsource our manufacturing which reduced our labor cost and cleared our backlog for our product lines.

For the next twelve months our primary challenge will be to more fully develop our sales and distribution network for the United States. In October we established an account executive in New York and in November we established a sales and service office in New Jersey. Management anticipates that these actions will improve sales in those geographical areas.

LIQUIDITY AND CAPITAL RESOURCES

While our revenues are increasing each quarter, we are unable to satisfy our operating expenses with revenues alone. Net cash used by operating activities was $340,363 for the nine month period ended September 30, 2005 (the "2005 nine month period") compared to $592,205 for the nine month period ended September 30, 2004 (the "2004 nine month period").

For the short term, management believes that revenues, advances from shareholders and sales of our common stock will provide funds for operations and further development of our business plan. For the long term, management expects that the development of our sales and distribution channels will increase our revenues; however, we will need to continue to raise additional funds through loans and sales of our common stock, as needed.

FINANCING

We have financed our operations primarily through revenues and private financing. Net cash provided by financing activities for the 2005 nine month period was $193,200, primarily from proceeds from sales of common stock. Net cash provided by financing activities for the 2004 nine month period was $672,185, with $591,685 of that amount related to funds advanced by stockholders. We estimate that we will require additional financing of approximately $500,000 to meet our needs for the next six months. We intend to use this financing to increase ongoing operations to self-sustaining levels and increase profits.

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

Our total current liabilities of $324,885 at September 30, 2005 included accounts payable of $134,547, accrued expenses of $15,238, accrued interest of $74,100 and notes payable of $101,000.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the unaudited consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and nine month periods ended September 30, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I,
Item 1, above.

   Summary Comparison of Three and Nine Month Period Operations
  -------------------------------------------------------------

                   Three month    Three month    Nine month     Nine month
                   period ended   period ended   period ended   period ended
                   Sept. 30, 2005 Sept. 30, 2004 Sept. 30, 2005 Sept. 30, 2004
                   -------------- -------------- -------------- --------------

Revenues, net      $     338,941  $     188,029  $     820,497  $     380,423

Cost of sales            109,541         32,765        339,049        138,963

Gross profit             229,400        155,264        481,448        241,460

Total operating
  expenses               520,429        295,037        951,316        998,099

Total other income
 (expense)                (2,961)        (2,958)        (8,499)       (31,269)

Net income (loss)       (293,990)      (142,731)      (478,367)      (787,908)

Net earnings (loss)
per share            $     (0.00) $       (0.00) $       (0.01) $       (0.01)


Due to increased sales of our products, revenues for the three month period ended September 30, 2005 (the "2005 third quarter") increased 180.1% compared to the three month period ended September 30, 2004 (the "2004 third quarter"). Revenues for the 2005 nine month period increased 115.7% compared to the 2004 nine month period. However, costs of sales also increased 234.3% for the 2005 third quarter compared to the 2004 third quarter and they increased 144.0% for the 2005 nine month period compared to the 2004 nine month period. Despite the increase in cost of sales, the increased revenues resulted in a gross profit increase of 47.7% for the 2005 third quarter compared to the 2004 third quarter and an increase of 99.4% for the 2005 nine month period compared to the 2004 nine month period.

For the 2005 third quarter total operating expense increased 76.4% compared to the 2004 third quarter. The increase in the 2005 third quarter was primarily a result of additional business development expenses and increased professional fees. For the 2005 nine month period total operating expense decreased 4.7% compared to the 2004 nine month period. This decrease was primarily the result of a 73.1%, decrease in general and administrative expenses.

Total other expense for the 2005 and 2004 comparable periods was related to interest on loans.

As a result of the above, our net loss increased 106.0% for the 2005 third quarter compared to the 2004 third quarter, but decreased 39.3% for the 2005 nine month period compared to the 2004 nine month period.

The following chart summarizes our balance sheet at September 30, 2005 and December 31, 2004

                      Summary Balance Sheet
                    -------------------------

                                      For nine month
                                      period ended        For the year ended
                                      September 30, 2005  December 31, 2004
                                      ------------------  ------------------


Cash and cash equivalents             $           4,109   $         173,486

Total current assets                            177,279             343,025

Total assets                                  1,999,420           2,151,958

Total current liabilities                       324,885             647,324

Retained earnings (Deficit)                 (16,169,863)        (15,691,496)

Total stockholders equity              $      1,674,535   $       1,504,634

Our total assets decreased at September 30, 2005 primarily as a result of decreases in cash and inventory. Total current liabilities decreased primarily due to decreases in accounts payable and accrued expenses. In September 2005 three investors paid accounts payable totaling $237,357 on our behalf. In consideration for this payment we issued an aggregate of 2,390,000 shares to the investors. Of the 2,390,000 shares, Starr Consulting, Inc. received 597,500 shares for paying $60,000 of the debt, Power Network, Inc. received 597,500 shares for paying $60,000 of the debt, and YT2K, Inc. received 1,195,000 shares for paying $120,000 of debt. We filed a registration statement on Form SB-2 to register the 2,390,000 shares; however, the registration statement has not been declared effective as of the date of this filing pending SEC review.

FACTORS AFFECTING FUTURE PERFORMANCE

      Our independent auditors have expressed concern whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.

      We need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require approximately $500,000 in additional financing within the next twelve months to develop our sales channels. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms.
If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

      We are currently dependent on the efforts of resellers for our continued growth and must expand our sales channels to increase our revenues and further develop our business plans.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop these sales channels. We are actively recruiting additional resellers and dealers and have hired in-house sales personnel for regional and national sales. We must continue to find other methods of distribution to increase our sales. If we are unsuccessful in developing sales channels we may have to abandon our business plan.

      We may not be able to compete successfully in our market because we have a small market share and compete with large national and international companies.

We estimate that we have less than a 1% market share of the surveillance and weapons detection market. We compete with many companies that have greater brand name recognition and significantly greater financial, technical, marketing, and managerial resources. The position of these competitors in the market may prevent us from capturing more market share. We intend to remain competitive by increasing our existing business through marketing efforts, selectively acquiring complementary technologies or businesses and services, increasing our efficiency, and reducing costs.

      Our revenues are dependent in part upon our relationships and alliances with government agencies and partners.

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy and National Institute of Justice for continuations and improvements to the concealed weapons detection technology. We are also reliant upon the Department of Energy and National Institute of Justice for continuations and improvements to the Visual First Responder. If either of these entities should discontinue its operations or research and development we may lose our competitive edge in our market.

      We must successfully introduce new or enhanced products and manage the costs associated with producing several product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs. For example, our short term success will depend on the continued acceptance of the Visual First Responder and the SecureScan portal product line. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

      Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.




                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits
3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
3.2     By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to
        Form 10-QSB filed November 14,   2003)
4.1 View Systems 2005(B) Professional/Consultant Compensation Plan, dated November 7, 2005 (Incorporated by reference to exhibit 4.1 to Form S-8, filed November 8, 2005
10.1 Employment agreement between View Systems and Gunther Than, dated January 1, 2003. (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed April 14, 2004)
10.2 Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed March 31, 2003)


                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VIEW SYSTEMS, INC.

                                    /s/ Gunther Than
Date: November 10, 2005         By:_________________________________________
                                   Gunther Than
                                   Chief Executive Officer, Treasurer,
                                   Director, Principal Financial and
                                   Accounting Officer


                                     /s/ Michael L. Bagnoli
Date: November 10, 2005          By:_________________________________________
                                    Michael L. Bagnoli
                                    Secretary and Director