Form 10KSB/A
period 2004-12-31
VIEW SYSTEMS INC
filed 2006-02-03
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

           Nevada                      59-2928366
  --------------------------------------------------------------
  (State of incorporation) (I.R.S. Employer Identification No.)


1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
-----------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number:  (410) 242-8439
                          ------------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

                         Explanatory Note

On October 12, 2005, we filed a registration statement on Form SB-2, and the Securities and Exchange Commission ("SEC") conducted a full review of the Form SB-2. The SEC requested that we expand the disclosures in this Form 10-KSB to comply with its comments. As a result of this review we have restated our financial statements for the year ended December 31, 2004. See Note 12 to the financial statements for the explanation of the restatement. The disclosures in this report are as of the initial filing date of March 30, 2005 and do not include subsequent events.



                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business............................................3

                              PART II

Item 6.  Management's Discussion and Analysis..............................10
Item 7.  Financial Statements .............................................15
Item 8A. Controls and Procedures...........................................35

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................35
Item 10. Executive Compensation............................................36
Item 12. Certain Relationships and Related Transactions ...................37
Item 13. Exhibits .........................................................37
Signatures.................................................................38




In this report references to "View Systems," "we," "us," and "our" refer to View Systems, Inc. and its subsidiaries.

          SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
                                2

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

OUR BUSINESS

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications. Digital video recorder technology was our first developed product. We enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices.

During the past two years we have expanded our product line to include a concealed weapons detection system and a hazardous material first response wireless video transmitting system. We acquired exclusive licenses to manufacture, use, sub-license and distribute technology and processes for the concealed weapons detection technology and the first response wireless video transmitting system from Bechtel BWXT Idaho, LLC. Bechtel BWXT Idaho, LLC manages and operates the U.S. Department of Energy's Idaho National Engineering and Environmental Laboratory ("Idaho Engineering Lab"). The development of the concealed weapons detection technology was funded by the National Institute of Justice and development was performed by the Idaho Engineering Lab. The hazardous materials first response video transmitting system was developed at the Idaho Engineering Lab through cooperative research and development agreements at the request of various military organizations.

We will focus our marketing efforts for the concealed weapons detection products on schools, municipal buildings, court houses, and correctional facilities. We intend to market the first responder units to the National Guard, police departments and fire departments.

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

The SecureScan weapons detection system can be controlled via a central monitoring station using a Windows(TM) operating system and Pentium(TM) hardware. This can include additional closed-circuit television, two-way voice communication, door interlock, card-key and other biometric identification or access control components. The functionality of the SecureScan portal is increased by access control, database recording, video capture and archiving of images.

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

In 2004 we introduced the SecureScan product to the venue and stadium market. In February 2005 we tested the SecureScan at the pre-game venues of the Super Bowl football game in Jacksonville, Florida. Our product was well received for throughput and ease of use. During that installation, the portal scanned up to 3,000 to 4,000 people and at various times throughput ranged from approximately 600 to 1,200 persons per hour. There were 384 alarms triggered by the sensitivity threshold, which is a small number compared to the number of people scanned.

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

With the combined technology a student enters the portal and is scanned for any threat objects and his or her identity is concurrently confirmed to school security officers. During the spring semester of 2004, a subcontractor of the National Institute of Justice conducted a study of the effectiveness of the SecureScan portal in a school environment and the results were positive. The combined technology has been tested in schools in New York and Philadelphia and we have received very positive responses from those tests and have experienced increased inquiries about our products and increased purchase orders as a result of these tests. Management estimates that there are over 120,000 schools in the United States that may have problems with violence, truancy and other safety considerations, which may be addressed by the combined technology.

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

Governmental ownership of the patents is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. We benefit from any continuations and improvements to the concealed weapons detection technology under the ongoing contract between the Department of Energy and National Institute of Justice.

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

Government Regulation

We are not subject to government regulation in the manufacture of our products or the components in our products. However, we are subject to certain restrictions in the sale of our products to "unfriendly" countries and countries designated as adversarial, which may limit our marketing to foreign countries. In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities. We also benefit from the recent "made in America" trade laws where non-United States manufactures must secure waivers in order to sell security and surveillance products to United States domestic end-users.

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

Research and Development

For the year ended December 31, 2004 and 2003, we did not record research and development expense. We have cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology and Visual First Responder technology that are performed by the Department of Energy and the National Institute of Justice. We also contract with engineers and other third parties to develop or vary the design of our products and we record these expenses under professional fees.

Employees

We employ 5 persons, including two persons in part-time positions. We also employ two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.


                             PART II

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,186,478 at December 31, 2004. We rely on private financing, revenues and advances from related parties to fund our operations. At December 31, 2004 we were in default on our debt obligations and did not have financing commitments in place to meet our expected cash requirements. Our auditors have expressed substantial doubt that we can continue as a going concern based on these operating losses. Management intends to focus our efforts on reduction of manufacturing costs and expects revenues to increase as we develop our sales and marketing channels. However, management also believes we will incur operating losses for the near future and will need to rely on private financing to satisfy our cash requirements.

Historically we have relied on private financing to supplement our revenues. For the year ended December 31, 2003 ( "2003 year") we recorded revenues of $569,952 and received $817,820 in debt financing and $508,550 in proceeds from sales of our common stock. For the year ended December 31, 2004 ("2004 year"), we recorded revenues of $476,319, received $933,800 from debt financing, $157,900 from sales of common stock and advances of $132,000 from Gunther Than, our CEO.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities of $580,824 include accounts payable of $265,776, accrued expenses of $100,548, accrued interest of $66,000 and notes payable of $148,500. At December 31, 2004 future minimum payments for operating leases related to our principal office and manufacturing facility
were $19,964 through 2006.   Rent expense was $61,047 for the 2003 year
compared to $52,900 for the 2004 year.


OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2004 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part II, Item 7, below.

    Summary Comparison of 2004 and 2003 Fiscal Year Operations
   ------------------------------------------------------------

                                          2004          2003

                                    -------------  ---------------
Revenues, net                       $    476,319   $      569,952

Cost of sales                            257,179          257,632

Gross profit                             219,140          312,320

Total operating expenses               1,369,474        2,832,243

Net operating income (loss)           (1,150,334)      (2,519,923)

Total other income (expense)             (36,144)         (26,411)

Net income (loss)                     (1,186,478)      (2,546,334)

Net earnings (loss) per share       $      (0.02)  $        (0.05)


Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

Revenues for the 2004 year decreased 16.4% compared to the 2003 year primarily as a result of the biggest manufacturing run of 20 SecureScan portals occurring in the 2003 year, along with a resurgence of View Maxx product sales in 2003. Sales of the SecureScan product line dropped in 2004 while we focused our sales and marketing efforts on the Visual First Responder product line.

The following chart provides a breakdown of our sales in 2004 and 2003.

                                   Dec. 31, 2004  Dec. 31, 2003
                                   -------------  -------------
Secure Scan                         $    24,800   $    319,145
ViewMaxx                                153,271        243,441
Visual First Responder                  296,100              -
Service                                   2,148          7,366

Costs of sales remained relatively the same in the 2004 year compared to the 2003 year. However, management expects cost of sales to increase as we expand our marketing efforts. As a result of the decrease in revenues our gross profit decreased 29.8% for the 2004 year compared to 2003.

For the 2004 year total operating expense decreased 48.3% compared to the 2003 year. The 2004 decrease was the result of a 6.8% decrease in general and administrative expenses, a 47.2% decrease in professional fees due to reduced contracts with engineers, a 25.2% decrease in salaries and benefits and recording $0 for business development expenses.

In addition, a valuation/impairment loss of $888,658 in the 2003 year compared to no valuation/impairment loss for the 2004 year reduced total operating expense for the 2004 year. The impairment loss for the 2003 year was related to the adoption of Statement of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets," issued in June 2001, which addressed financial accounting and reporting for acquired goodwill and intangible assets. Goodwill represents the excess of the cost of assets acquired in a business combination accounted for under the purchase method of accounting over the fair value of the net assets acquired at the date of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was amortized using the straight-line method over ten years. Effective January 1, 2002, goodwill was no longer amortized but rather tested for impairment under the provision of SFAS No 142. As of December 31, 2003, we determined that goodwill related to the assets we had acquired in business combinations was impaired and we wrote off that goodwill in 2003.

The reductions in these operating expenses resulted in a 45.6% decrease in net operating loss. Management anticipates that business development expenses will increase with the development of our sales and marketing activities, but that the other operating expenses will remain relatively constant.

Total other expense increased in the 2004 year compared to the 2003 year primarily as a result of increased interest expense related to interest on loans. Interest expense may increase as we continue to rely on private financing to fund our operations.

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

                  ITEM 7.  FINANCIAL STATEMENTS








                        VIEW SYSTEMS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2004 AND 2003

                         C O N T E N T S


Accountants' Report.......................................................17

Consolidated Balance Sheets...............................................18

Consolidated Statements of Operations.....................................19

Consolidated Statements of Stockholders' Equity...........................20

Consolidated Statements of Cash Flows..................................21-22

Notes to the Consolidated Financial Statements.........................23-34

Chisholm                                     533 West 2600 South, Suite 250
Bierwolf &                                            Bountiful, Utah 84010
Nilson, LLC                                            Phone (801) 292-8756
Certified Public Accountants                           Fax:  (801) 292-8809



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the Board of Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. as of December 31, 2004 and 2003 and the result of its operations, and it's cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2005. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, there was an error in reporting a payment on a loan from an officer, resulting in a loan receivable to this officer. This error was discovered by management s a result of a regulatory review. Accordingly, the financial statements have been restated to correct the errors and disclosures.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 23, 2005, except for Note 12, 5, 6 and 11
dated January 20, 2006

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                             December 31,
                                                                 2004
                                                             -------------
                                                              (Restated)

Current Assets
  Cash                                                       $    173,486
  Accounts Receivable(Net of Allowance of $20,054)                108,342
  Inventory                                                        61,197
                                                             -------------

    Total Current Assets                                          343,025
                                                             -------------

Property & Equipment (Net)                                         14,803
                                                             -------------
Other Assets
  Licenses                                                      1,626,854
  Due from Affiliates                                              98,457
  Deposits                                                          2,319
                                                             -------------

    Total Other Assets                                          1,727,630
                                                             -------------

    Total Assets                                             $  2,085,458
                                                             =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                           $    265,776
  Accrued Expenses                                                100,548
  Accrued Interest                                                 66,000
  Notes Payable                                                   148,500
                                                             -------------

    Total Current Liabilities                                     580,824
                                                             -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
    $.01 Par Value, Issued and outstanding 0                            -
  Common Stock, Authorized 100,000,000 Shares,
    $.001 Par Value, Issued and Outstanding 76,533,922             76,534
  Additional Paid in Capital                                   17,119,596
  Retained Earnings (Deficit)                                 (15,691,496)
                                                             -------------

    Total Stockholders' Equity                                  1,504,634
                                                             -------------

    Total Liabilities and Stockholders' Equity               $  2,085,458
                                                             =============




      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                       For the Year Ended
                                                          December 31,
                                                   ---------------------------
                                                        2004          2003
                                                   ------------- -------------
                                                                  (Restated)

Revenues, Net                                      $    476,319  $    569,952

Cost of Sales                                           257,179       257,632
                                                   ------------- -------------

Gross Profit (Loss)                                     219,140       312,320
                                                   ------------- -------------

Operating Expenses
  Business Development                                        -       155,130
  General & Administrative                              281,127       301,482
  Professional Fees                                     286,323       542,612
  Bad Debt                                              148,928        71,000
  Salaries & Benefits                                   653,096       873,361
  Valuation/Impairment Loss                                   -       888,658
                                                   ------------- -------------

    Total Operating Expenses                          1,369,474     2,832,243
                                                   ------------- -------------

Net Operating Income (Loss)                          (1,150,334)   (2,519,923)
                                                   ------------- -------------
Other Income(Expense)
  Loss on Sale of Assets                                      -       (14,839)
  Interest Expense                                      (36,144)      (11,572)
                                                   ------------- -------------

    Total Other Income(Expense)                         (36,144)      (26,411)
                                                   ------------- -------------

Net Income (Loss)                                  $ (1,186,478) $ (2,546,334)
                                                   ============= =============

Net Income (Loss) Per Share                        $      (0.02) $      (0.05)
                                                   ============= =============

Weighted Average Shares Outstanding                  68,924,152    51,529,119
                                                   ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity (Deficit)



                                                   Additional    Retained
                                Common Stock       Paid-in       Earnings
                              Shares     Amount    Capital       (Deficit)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2002  44,598,620  $  44,598  $ 13,810,878  $(11,958,683)

January - March 2003 -
 shares issued for cash        676,999        677        85,873             -

January 2003 - shares
 issued for services           445,000        445        51,755             -

July - September 2003 -
 shares issued for cash      3,220,000      3,220       318,780             -

September 2003 - shares
 issued for payment of
 notes payable                 300,000        300        29,700             -

September 2003 - shares
 issued for services           500,000        500        59,500             -

September 2003 share
 issued to employees         1,600,000      1,600       190,400             -

September 2003 - shares
 issued for payment
 of notes payable           10,800,000     10,800       755,520             -

October 2003 - shares
 issued for services           190,000        190         9,310             -

Forgiveness of Debt by
 subsidiary-contribution             -          -       193,293             -

October-December 2003 -
 shares issued for cash        400,000        400        99,600             -

Net loss for the year
 ended December 31, 2003             -          -             -    (2,546,334)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2003  62,730,619     62,730    15,604,609   (14,505,017)

Cancellation of shares        (100,000)      (100)       (4,900)            -

January - March 2004 -
 shares issued for cash        244,500        245        34,755             -

January - March 2004 -
 shares issued for services    932,000        932       203,048             -

April - June 2004 -
 shares issued for cash         84,333         84        11,916             -

April - June 2004 - shares
 issued for services           221,250        221        39,979             -

June 2004 - shares issued
 for payment of notes
 payable and accrued
 interest                    5,221,050      5,221       516,884             -

July - September 2004 -
 shares issued for cash        100,000        100        19,900             -

July - September 2004 -
 shares issued for services    781,600        782       108,642             -

September 2004 -  shares
 issued in settlement
 of litigation               2,000,000      2,000       178,000             -

October - December 2004 -
 shares issued for cash      1,066,750      1,067        89,833             -

December 2004 - shares
 issued for payment of
 notes payable and
 accrued interest            3,251,820      3,252       321,930             -

Cost of issuance of
 common stock                        -          -        (5,000)            -

Net loss for the year
 ended December 31, 2004             -          -             -    (1,186,478)
                          ------------- ---------- ------------- -------------

Balance, December 31, 2004  76,533,922  $  76,534  $ 17,119,596  $(15,691,495)
                          ============= ========== ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                       For the Year Ended
                                                          December 31,
                                                  ---------------------------
                                                        2004        2003
                                                  ------------- -------------
                                                   (Restated)    (Restated)

Cash Flows from Operating Activities:
  Net Income (Loss)                               $ (1,186,478) $ (2,546,334)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                        29,890        45,160
     Impairment of Assets                                    -       888,658
     (Gain) Loss on Disposal of Assets                       -        14,839
     Bad Debts                                         148,928        71,000
     Accrued interest paid with stock                   13,987             -
     Stock Issued for Services                         353,604       313,700
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                               (32,182)     (143,376)
     Inventories                                        32,044       (21,916)
     Prepaid expenses                                        -          (655)
     Other Assets                                        2,500        (2,287)
     Increase (Decrease) in:
     Accounts Payable                                 (208,439)      211,747
     Accrued Expenses                                   (3,967)      157,895
                                                  ------------- -------------

  Net Cash Provided(Used) by Operating Activities     (850,113)   (1,011,569)

Cash Flows from Investing Activities:
  Advances (to)/ receipt from related party                  -        76,869
                                                  ------------- -------------

  Net Cash Provided (Used) by Investing Activities           -        76,869

Cash Flows from Financing Activities:
  Proceeds from debt financing                         933,800       817,820
  Proceeds from stock issuance                         157,900       508,550
  Proceeds from related party advances                 132,000         1,500
  Payments on related party advances                  (132,000)       (1,500)
  Cost of issuance of common stock                      (5,000)            -
  Principal Payments on Notes Payable                  (83,000)     (375,000)
                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities   1,003,700       951,370
                                                  ------------- -------------
Increase (Decrease) in Cash                            153,587        16,670

Cash and Cash Equivalents at Beginning of Period        19,899         3,229
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $    173,486  $     19,899
                                                  ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)


                                                       For the Year Ended
                                                          December 31,
                                                  ---------------------------
                                                        2004        2003
                                                  ------------- -------------
Cash Paid For:
  Interest                                        $     25,144  $        572
  Income Taxes                                    $          -  $          -

Non-Cash Investing and Financing Activities:
  Stock Issued in payment for Note Payable        $    833,300  $    796,320
  Stock issued in payment of accounts payable     $    200,000  $          -




      The accompanying notes are an integral part of these consolidated financial statements.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations
      --------------------

      View Systems, Inc. (the "Company") designs and develops computer software and hardware used in conjunction with surveillance capabilities. The digital video technology utilizes the compression and decompression of digital inputs. In March 2002, the Company acquired Milestone Technology, Inc., which developed a concealed weapons detection portal.

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

      Revenue Recognition
      -------------------

      The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. In all cases revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. However, the customer can also self install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectibility is reasonably assured.

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

                  Equipment                     5-7 years
                  Software tools                  3 years

      Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $29,890 and $45,160, respectively.

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

      Advertising
      ------------

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

      In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements

      In December 2004, FASB issued SFAS 152 "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67". This Statement amends

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

3.    NEW ACCOUNTING PRONOUNCEMENTS (Continued)

      FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company's consolidated financial statements.

      In November 2004, the FASB issued SFAS 151 "Inventory Costs-an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ."  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements.

      In December 2003, FASB issued a revision to SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

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

4.    BUSINESS COMBINATION

      The Company purchased 100% of the common stock of Milestone Technology, Inc., effective March 25, 2002. The purchase was accomplished in two transactions. The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company's common stock. In March 2002, the Company acquired the remaining 94% of Milestone for 3,300,000 share of the Company's common stock. Based on the market value of the Company's common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.
      Milestone Technology, Inc., is a developer of concealed weapons detections systems. Its primary product is a walk-through detector that uses advanced magnetic technology to accurately

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

4.    BUSINESS COMBINATION  (Continued)

pinpoint the location, size, and numbers of concealed weapons. Prior to its acquisition, Milestone Technology, Inc., was considered to be a development stage enterprise.

5.    DUE FROM AFFILIATED ENTITIES (Restated)

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


6. NOTES PAYABLE (Restated)

      Notes payable as of December 31, 2004 consist of the following:

      Note payable - due to an individual, non-interest bearing
                  due on demand                                      9,500

      Note payable - due to an individual, non-interest bearing
                  due on demand                                      3,000

      Note payable - due to an individual, non-interest bearing
                  due on demand                                     11,000

      Note payable - due to an individual, non-interest bearing,
                  due on demand.                                    15,000

      Notes payable - due former stockholder of Zyros Technology,
                  due on demand, interest at 10% per annum.        110,000
                                                                 ---------

                  Total Notes Payable                            $ 148,500
                                                                 =========

      The notes payable due former stockholders of Xyros Technology, which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003


7.    INCOME TAXES

      The components of the net deferred tax asset and liability as of December 31, 2004 are as follows:

      Effect of net operating loss carryforward      $          6,118,178
      Less evaluation allowance                                (6,118,178)
                                                     ---------------------
             Net deferred tax asset (liability)      $                  -
                                                     =====================

8.    OPERATING LEASE

      The Company leases office and warehouse space in Baltimore, Maryland under a five-year noncancellable operating lease, expiring August 2005. Base rent is $2,260 per month with an annual rent escalator of 3%. Rent expense was $52,900 and $61,047 for the years ended December 31, 2004 and 2003, respectively.

      The following is a schedule by year, of approximate future minimum lease payments required under this lease:

      Year ending December 31:
            2005                                                   19,964
            2006 and Thereafter                                         -
                                                            --------------
      Total minimum future rental payments                  $      19,964
                                                            ==============

9.    STOCK BASED COMPENSATION

      During the years ended December 31, 2004 and 2003 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

      Restricted Stock Grants
      ------------------------

      The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers and directors at the discretion of the Board of Directors. During 2004 and 2003, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of
Directors:

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

9.    STOCK BASED COMPENSATION(Continued)

      Stock Options and Warrants
      ---------------------------

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
                                     ============= ============ =============

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003


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

11.   RELATED PARTY TRANSACTIONS

      In order for the Company to meet it's financial obligations, the Company's president Gunther Than, loans the Company funds on occasion and is repaid when funds are available. During 2004 and 2003 Mr. Than advanced the Company a total of $132,000 and $1,500, respectively. Amounts paid back to Mr. Than in 2004 and 2003 totaled $132,000 and $1,500, respectively, leaving balances due as of December 31, 2004 and 2003 of $0.

12.   RESTATEMENT OF FINANCIAL STATEMENTS

      Pursuant to a regulatory review, the financial statements for the year ended December 31, 2004 and 2003 have been restated. During 2004, the Company's President loaned funds to the Company to meet it's financial needs, however, a payment back to Mr. Than was incorrectly recorded as a loan receivable to Mr. Than, leaving a receivable and payable in the same amount. This officer receivable has been offset against accounts payable, and notes payable wherein combined, Mr. Than had an identical balance. The restatement caused a decrease in "Loans to Shareholder" of $66,500, leaving a $0 balance, and caused a decrease in accounts payable of $66,000, and a decrease in Notes payable of $500. The restatement also required a change to the cashflow statement by removing funds paid to a shareholder and applied this change to the accounts payable section. The financing section was also edited to include the gross amounts loaned to the Company an paid back by Mr. Than for the years 2004 and 2003.

      The statement of operations for the year ended December 31, 2004 and 2003 was restated for presentation reclassifications. Bad Debt expense in 2004 and 2003 of $148,928 and $71,000, respectively, and Impairment losses in 2003 of $888,658 were moved from other income and

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2004 AND 2003

12.   RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

expense to operating expenses. The effect was a decrease in operating losses of $148,928 and $959,658 for 2004 and 2003, respectively. There was no change to Net Income for either year.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

Name                Age   Position                             Director Since
------------------- ----- ------------------------------------ --------------
Gunther Than        57    Chief Executive Officer, Treasurer,  September 1998
                          and Director
Michael L. Bagnoli  49    Secretary and Director               May 1999
Martin Maassen      62    Director                             May 1999

Gunther Than - Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998. He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technology and computer equipment. Real View Systems was acquired by View Systems in 1998. Mr. Than is the founder, President and CEO of View Technologies, Inc., a software development company, and he continues in those positions. Mr. Than is a graduate of the University of Wisconsin, with a dual bachelors degree in engineering physics and applied mathematics.

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

                    SUMMARY COMPENSATION TABLE
                    --------------------------

                                    Annual Compensation
Name and Principal       Fiscal
Position                 Year        Salary            Other
----------------------   ---------   -------------     -------------

Gunther Than             2004        $ 100,000 (1)     $ 120,000 (2)
CEO, Treasurer           2003          100,000 (1)       138,000 (3)
Director                 2002           18,000                 0

     (1)   Represents accrued salary.
     (2)   Represents 600,000 common shares issued as compensation.
     (3)   Represents 1,150,000 common shares issued as compensation.

COMPENSATION OF DIRECTORS

We compensate our independent directors with 5,000 shares of our common stock for each month of service. Messrs. Maassen and Bagnoli each accrued 60,000 shares for the year ended December 31, 2003 as independent directors as defined by NASD Fule 4200(a)(15). Mr. Maassen accrued 60,000 shares for the year ended December 31, 2004 and Mr. Bagnoli accrued 30,000 shares for the 2004 year. We have not issued the accrued shares to either director. We do not have any arrangement for cash compensation of our directors for the services they provide in their capacity as directors, including services for committee participation or for special assignments.

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

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transaction were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Our CEO, Gunther Than, loans funds to View Systems on occasion in order for us to meet our financial obligations. He is repaid when funds are available. During 2004 Mr. Than advanced a total of $132,000 and during 2003 he advanced $1,500. These amounts were paid back to him in the respective years and the balance owed him is $0.

On April 22, 2004 we issued 600,000 shares, valued at $120,000 to Gunther Than, our CEO, in consideration for services provided to use.

During the year ended December 31, 2002, we advanced $98,458 to View Technologies, Inc., which is controlled by Gunther Than, our Chief Executive Officer and director. View Technologies, Inc., is a private company that develops software. Mr. Than devotes approximately 12 hours a week to this company. Our Board is aware of his position in this company and believes that there are no conflicts of interest resulting from his positions in both companies. There are no formal repayment terms associated with the advance to View Technologies. View Systems and View Technologies, Inc. had entered into various transactions throughout the 2002 year to provide working capital to one another when necessary. These transactions between View Systems and View Technologies were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

ITEM 13.  EXHIBITS

 No.      Description
------    -----------

 3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
 3.2      By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to
          Form 10-QSB filed November 14,   2003)
10.1 View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)
10.2 View Systems, Inc. 2000 Restricted Share Plan (Incorporated by reference to registrant's definitive proxy statement on Schedule 14A, dated May 3, 2000)
10.3 Employment agreement between View Systems and Gunther Than, dated January 1, 2003. (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed April 14, 2004)
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed March 31, 2003)
31.1      Chief Executive Officer Certification
31.2      Principal Financial Officer Certification
32.1      Section 1350 Certification

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         VIEW SYSTEMS, INC.


                                /s/ Gunther Than
Date: February 2, 2006     By:___________________________________________
                         Gunther Than, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                               /s/ Gunther Than
Date: February 2, 2006        _____________________________________________
                              Gunther Than, CEO, Principal Financial and
                              Accounting Officer, Treasurer and Director


                               /s/ Martin J. Maassen
Date: February 2, 2006        ______________________________________________
                              Martin J. Maassen
                              Director


                               /s/ Michael L. Bagnoli
Date: February 2, 2006        ______________________________________________
                              Michael L. Bagnoli
                              Director and Secretary