Form 10QSB/A
period 2005-03-31
VIEW SYSTEMS INC
filed 2006-02-03
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                          Amendment No.1

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

                         Explanatory Note

On October 12, 2005 we filed a registration statement on Form SB-2, and the Securities and Exchange Commission ("SEC") conducted a full review of the Form SB-2. The SEC requested that we expand the disclosures in this Form 10-QSB to comply with its comments. As a result of this review we have restated our financial statements for the year ended December 31, 2004. See the "Restatement" note to the financial statements for the explanation of the restatement. The disclosures in this report are as of the initial filing date of May16, 2005 and do not include subsequent events.


                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis................................8

Item 3.  Controls and Procedures............................................12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits ..........................................................12

Signatures .................................................................13




                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004 is unaudited and has been restated. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                              ------

                                                      March 31,  December 31,
                                                        2005         2004
                                                   ------------- -------------
                                                     (Restated)   (Restated)
Current Assets
  Cash                                             $        147  $    173,486
  Accounts Receivable(Net of Allowance of $20,054)      179,453       108,342
  Inventory                                              26,197        61,197
                                                   ------------- -------------

    Total Current Assets                                205,797       343,025
                                                   ------------- -------------

Property & Equipment (Net)                                9,400        14,803
                                                   ------------- -------------
Other Assets
  Licenses                                            1,626,854     1,626,854
  Due from Affiliates                                    98,457        98,457
  Deposits                                                2,319         2,319
                                                   ------------- -------------

    Total Other Assets                                1,727,630     1,727,630
                                                   ------------- -------------

    Total Assets                                   $  1,942,827  $  2,085,458
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
Current Liabilities
  Accounts Payable                                 $    115,225  $    265,776
  Accrued Expenses                                      100,533       100,548
  Accrued Interest                                       66,000        66,000
  Notes Payable                                         148,500       148,500
                                                   ------------- -------------

    Total Current Liabilities                           430,258       580,824
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   $.01 Par Value, Issued and outstanding 0                  -             -
  Common Stock, Authorized 100,000,000 Shares,
   $.001 Par Value, Issued and Outstanding 76,816,922   76,817             -
   Issued and Outstanding 76,533,922                         -        76,534
  Additional Paid in Capital                         17,153,813    17,119,596
  Retained Earnings (Deficit)                       (15,718,061)  (15,691,496)
                                                   ------------- -------------

    Total Stockholders' Equity                        1,512,569     1,504,634
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $  1,942,827  $  2,085,458
                                                   ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
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

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows

                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                        2005         2004
                                                   -------------- ------------
                                                     (Restated)
Cash Flows from Operating Activities:
  Net Income (Loss)                                $     (26,565) $  (214,355)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                           6,388       11,290

  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                 (71,111)      67,847
     Inventories                                          35,000            -
     Increase (Decrease) in:
     Accounts Payable                                   (131,551)     (40,827)
     Accrued Expenses                                        (15)      (9,818)
                                                   -------------- ------------

  Net Cash Provided(Used) by Operating Activities       (187,854)    (185,863)

Cash Flows from Investing Activities:
  Purchases of equipment                                    (985)           -
                                                   -------------- ------------

  Net Cash Used In Investing Activities                     (985)           -

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                        -      137,886
  Proceeds from stock issuance                            15,500       35,000
                                                   -------------- ------------

  Net Cash Provided (Used) by Financing Activities        15,500      172,886
                                                   -------------- ------------

Increase (Decrease) in Cash                             (173,339)     (12,977)

Cash and Cash Equivalents at Beginning of Period         173,486       19,899
                                                   -------------- ------------

Cash and Cash Equivalents at End of Period         $         147  $     6,922
                                                   ============== ============


      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)



                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                        2005         2004
                                                   -------------- ------------
                                                     (Restated)

Cash Paid For:
  Interest                                         $           -  $     3,009
  Income Taxes                                     $           -  $         -

Non-Cash Investing and Financing Activities:
  Stock issued in payment of accounts payable      $      19,000  $         -



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

RESTATEMENT

Pursuant to a regulatory review, the financial statements for the year ended December 31, 2004 have been changed. During 2004, the Company's President loaned funds to the Company to meet its financial needs, however, a payment back to Mr. Than was incorrectly recorded as a loan receivable to Mr. Than, leaving a receivable and payable in the same amount. This officer receivable has been offset against accounts payable and notes payable and when combined,
Mr. Than had an identical balance.   The restatement caused a decrease in
loans to shareholder of $66,500, leaving a $0 balance, and caused a decrease in accounts payable of $66,000 and a decrease in notes payable of $500. This change carried forward to 2005 and as a result the loans to shareholder decreased $62,000, once again leaving a $0 balance, and caused a decrease in accounts payable of $61,500 and a decrease in notes payable of $500. The restatement also required a change to the 2005 cashflow statement by removing funds received from a shareholder and including it in the accounts payable section.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

EXECUTIVE OVERVIEW

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications. Our principal products include:
..     Visual First Responder  - a lightweight, wireless camera system housed in a tough, waterproof flashlight body.
..     SecureScan Concealed Weapons Detection System  -  a walk-through concealed weapons detector which uses sensing technology and artificial intelligence algorithms to accurately pinpoint the location, size and number of concealed weapons.
..     ViewMaxx Digitial Video products  -  a high-resolution, digital video recording and real-time monitoring system.
..     Biometric verification systems, magnetic door locks and central monitoring or video command centers which can be combined with our principal products.

Our revenues for the past two years have been from sales of our products and our sales continued to increase in the first quarter of 2005 as a result of sales of our Visual First Responder product. Management believes that heightened attention to terrorism and other security threats will continue to drive growth in the market for security products.

We rely primarily on private financing to fund our operations, along with our revenues. We have incurred losses for the past two fiscal years and have an accumulated deficit of $15,718,061 at March 31, 2005. Our auditors have expressed substantial doubt that we can continue as a going concern based on these factors. Management believes we will incur operating losses for the near future while we continue to expand our product line and develop our sales and marketing channels. Management continues to seek additional funding of up to $1 million to continue our business plan development for the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

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

LIQUIDITY AND CAPITAL RESOURCES

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $187,854 for the three month period ended March 31, 2005 (the "2005 first quarter") compared to

$185,863 for the three month period ended March 31, 2004 (the "2004 first quarter"). For the 2004 first quarter we relied primarily on net cash provided by financing activities of $172,886, consisting of debt financing of $137,886 and proceeds of $35,000 received from sales of common stock. For the 2005 first quarter we financed our operations primarily with revenues of $285,643 and we augmented the revenues with proceeds of $15,500 from the sale of our common stock.

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

We estimate that we will require additional financing of approximately $1 million to meet our needs for the next twelve months. We will likely finance our 2005 operations through additional private financing. Our goal is to use this financing to increase ongoing operations to self-sustaining levels and increase profits to the magnitude management feels is achievable.

We intend to use any available cash to develop our products and expand our sales, marketing and promotional activities. Management believes that it will be essential to continue to raise additional capital, both internally and externally, to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and, if not, then we may be required to further reduce expenses and scale back our operations. In addition to accessing the public and private equity markets, we will pursue bank credit lines and equipment leases for certain capital expenditures, if necessary.

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities of $430,258 include accounts payable of $115,225, accrued expenses of $100,533, accrued interest of $66,000 and notes
payable of $148,500.   Our base rent for operating leases related to our
principal office and manufacturing facility is approximately $2,300 per month,
with an annual rent escalator of 3%.   At December 31, 2004, future minimum
payments for operating leases related to our office and manufacturing facility were $19,964 through 2006.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include annual tests for impairment of our licenses. These estimates could be materially different if we used a different set of standards than those described below. Also, events beyond our control, such as changes in government regulations that may affect the usefulness of our licenses or the introduction of new technologies that compete directly with our technologies may affect the value of our licenses.

We first determine the value of the license using a projected cash-flow analysis to determine the present value of cash flows. The test is done using assumptions as to various scenarios of increases and decreases in the revenue stream and applying a discount rate of 6%. If the value achieved under these various methods is less than the carrying value of the assets then it is considered that an impairment has occurred and the asset's carrying value is adjusted to reflect the impairment.

Management also makes estimates on the useful life of our licenses based on the following criteria:
..     Whether other assets or group of assets are related to the useful life of the licenses,

..     Whether any legal, regulatory or contractual provisions will limit the use of the assets,
..     We evaluate the cost of maintaining the license,
..     We consider the possible effects of obsolescence, and
..     Whether there is  maintenance or any other costs associated with the license.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

   Summary Comparison of 2004 and 2005 First Quarter Operations
  -------------------------------------------------------------

                                    First Quarter      First Quarter
                                        2004               2005
                                    -------------      -------------

Revenues, net                       $    34,353        $   285,643

Cost of sales                            32,326            104,328

Gross profit                              2,027            181,315

Total operating expenses                213,368            207,880

Total other income (expense)             (3,014)                 -

Net income (loss)                      (214,355)           (26,565)

Net earnings (loss) per share      $      (0.00)       $     (0.00)

Revenue is considered earned when the product is shipped to the customer. The SecureScan product and the ViewMaxx product lines each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

Revenues for the 2005 first quarter increased $251,290 compared to the 2004 first quarter due to increased sales of our Visual First Responder products. However, costs of sales were approximately 94% of sales for the 2004 first quarter due to selling products at reduced prices. Cost of sales dropped to approximately 36% of sales for the 2005 first quarter due to selling an increased amount of units at higher prices. As a result of the increase in units sold at higher prices our gross profit increased $179,288 from the 2004 first quarter compared to 2005 first quarter.

For the 2005 first quarter total operating expense decreased slightly compared to the 2004 first quarter. General and administrative expenses increased 21.6% in the 2005 first quarter. Professional fees increased 59.0% in the 2005 first quarter as a result of contracts with engineers. Business development expenses of $15,530 were also recorded in the 2005 first quarter compared to no business development expenses in the 2004 first quarter. These increases were offset by a 35.4% decrease in salaries and benefits related to reductions in employees. Management anticipates that business development, professional fees and general and administrative expense will remain at the higher levels as we move forward with our business plan.

Total other expense for the 2004 first quarter was related to interest on loans and was reduced to $0 for the 2005 first quarter. Interest expense will likely increase if we obtain debt financing to provide the additional $1 million we will need for operations during the next twelve months.

As a result of the above changes, our net loss decreased $187,790 from the 2004 first quarter to the 2005 first quarter and we recorded $0.0 loss per share for the comparable quarters.

FACTORS AFFECTING FUTURE PERFORMANCE

      Our independent auditors have expressed substantial doubt whether we can continue as a going concern.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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


                               VIEW SYSTEMS, INC.

                               /s/ Gunther Than
Date: February 2, 2006     By: ______________________________________________
                               Gunther Than
                               Chief Executive Officer, Treasurer, Director
                               and Principal Financial Officer



                                /s/ Michael L. Bagnoli
Date: February 2, 2006     By: _____________________________________________
                               Michael L. Bagnoli
                               Secretary and Director