Form 10QSB/A
period 2005-06-30
VIEW SYSTEMS INC
filed 2006-02-03
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
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

                         Explanatory Note

On October 12, 2005 we filed a registration statement on Form SB-2, and the Securities and Exchange Commission ("SEC") conducted a full review of the Form SB-2. The SEC requested that we expand the disclosures in this Form 10-QSB to comply with its comments. As a result of this review we have restated our financial statements for the year ended December 31, 2004. See the "Restatement" note to the financial statements for the explanation of the restatement. The disclosures in this report are as of the initial filing date of August 15, 2005 and do not include subsequent events.


                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures...........................................13

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 6.  Exhibits..........................................................14

Signatures ................................................................15




                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited and has been restated. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets



                              ASSETS
                              ------


                                                   June 30,      December 31,
                                                     2005            2004
                                                --------------- --------------
                                                  (Restated)      (Restated)
Current Assets
  Cash                                          $       93,269  $     173,486
  Accounts Receivable (Net of allowance
     of $20,054 at December 31, 2004)                   13,972        108,342
  Inventory                                             26,197         61,197
                                                --------------- --------------

    Total current assets                               133,438        343,025
                                                --------------- --------------

Property & Equipment (Net)                               9,518         14,803
                                                --------------- --------------
Other Assets
  Licenses                                           1,626,854      1,626,854
  Due from Affiliates                                  103,358         98,457
  Deposits                                               2,319          2,319
                                                --------------- --------------

    Total Other Assets                               1,732,531      1,727,630
                                                --------------- --------------

    Total Assets                                $    1,875,487  $   2,085,458
                                                =============== ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

Current Liabilities
  Accounts Payable                              $       81,877  $     265,776
  Accrued Expenses                                      30,802        100,548
  Accrued Interest                                      71,400         66,000
  Notes Payable                                        148,500        148,500
                                                --------------- --------------

     Total Current Liabilities                         332,579        580,824
                                                --------------- --------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   $.01 Par Value, Issued and Outstanding                    -              -
  Common Stock, Authorized 100,000,000 Shares,
   $0.001 Par Value, Issued and Outstanding
   81,509,422                                           81,510              -
   Issued and Outstanding 76,533,922                         -         76,534
  Additional Paid in Capital                        17,337,271     17,119,596
  Retained Earnings (Deficit)                      (15,875,873)   (15,691,496)
                                                --------------- --------------

    Total Stockholders' Equity                       1,542,908      1,504,634
                                                --------------- --------------

    Total Liabilities and Stockholders' Equity  $    1,875,487  $   2,085,458
                                                =============== ==============


      The accompanying notes are an integral part of these consolidated financial statements.



               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)


                               Three Months Ended June 30,  Six Months Ended June 30,
                               --------------------------- ---------------------------
                                  2005          2004           2005          2004
                               ------------- ------------- ------------- -------------
Revenues, Net                  $    195,914  $    158,041  $    481,556  $    192,394

Cost of Sales                       125,180        73,872       229,508       106,198
                               ------------- ------------- ------------- -------------

Gross Profit (Loss)                  70,734        84,169       252,048        86,196
                               ------------- ------------- ------------- -------------
Operating Expenses
  Business development               17,617             -        32,646             -
  General & Administrative           25,238       325,100        94,020       380,678
  Professional Fees                  31,341        57,955        69,856        82,174
  Salaries and Benefits             148,812       106,639       234,365       240,210
                               ------------- ------------- ------------- -------------

    Total operating expenses        223,008       489,694       430,887       703,062
                               ------------- ------------- ------------- -------------

Net Operating Income (Loss)        (152,274)     (405,525)     (178,839)     (616,866)
                               ------------- ------------- ------------- -------------
Other Income (Expense)
  Interest Expense                   (5,538)      (25,297)       (5,538)      (28,311)
                               ------------- ------------- ------------- -------------

    Total Other Income (Expense)     (5,538)      (25,297)       (5,538)      (28,311)
                               ------------- ------------- ------------- -------------

Net Income (Loss)              $   (157,812) $   (430,822) $   (184,377) $   (645,177)
                               ============= ============= ============= =============

Net Income (Loss) Per Share    $      (0.00) $      (0.01) $      (0.00) $      (0.01)
                               ============= ============= ============= =============
Weighted Average Shares
 Outstanding                     76,866,047    64,523,490    76,866,047    63,671,982
                               ============= ============= ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.




                        View Systems, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                 Additional    Retained
                                Preferred Stock           Common Stock             Paid-in     Earnings
                               Shares     Amount      Shares        Amount         Capital     (Deficit)
                            ----------- ---------- ------------- -------------- ------------- -------------
Balance, December 31, 2004           -  $       -    76,533,922  $      76,534  $ 17,119,596  $(15,691,496)

January - March 2005 -
 shares issued for cash              -          -       155,000            155        15,345             -

January - March 2005 -
 shares issued in payment
 of accounts payable                 -          -       128,000            128        18,872             -

April - June 2005 - shares
 issued for cash                     -          -     2,287,500          2,288       114,712             -

April - June 2005 - shares
 issued for services                 -          -     2,405,000          2,405        68,745             -

Net loss for the period
 ended June 30, 2005                 -          -             -              -             -      (184,377)
                            ----------- ---------- ------------- -------------- ------------- -------------
Balance, June 30, 2005
  (unaudited)                        -  $       -    81,509,422  $      81,510  $ 17,337,270  $(15,875,873)
                            =========== =========== ============ ============== ============= =============





The accompanying notes are an integral part of these consolidated financial statements.


                                         5



                        View Systems, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                                      For the Six Months Ended
                                                                                June 30,
                                                                     ---------------------------
                                                                         2005             2004
                                                                     ------------- --------------
                                                                       (Restated)
Cash Flows from Operating Activities:
  Net Income (Loss)                                                  $   (184,377) $    (645,177)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
      Depreciation and Amortization                                         6,400         17,490
      Stock Issued for Services                                            71,150        239,380
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in:
        Accounts Receivable                                                94,370        (14,764)
        Inventory                                                          35,000              -
        Increase (Decrease) in:
        Accounts Payable                                                 (164,898)      (168,514)
        Accrued Expenses                                                  (64,346)        32,507
                                                                     ------------- --------------

      Net Cash Used by Operating Activities                              (206,701)      (539,078)
                                                                     ------------- --------------
Cash Flows from Investing Activities:
  Purchases of Equipment                                                   (1,115)             -
  Funds Advanced (to) from Affiliated Entities                             (4,901)             -
                                                                     ------------- --------------

      Net Cash Used in Investing Activities                                (6,016)             -
                                                                     ------------- --------------
Cash Flows from Financing Activities:
  Funds Advanced (to) from Stockholders                                         -        491,685
  Proceeds from Stock Issuance                                            132,500         47,000
                                                                     ------------- --------------

      Net Cash Provided by Financing Activities                           132,500        538,685
                                                                     ------------- --------------

Increase (Decrease) in Cash                                               (80,217)          (393)

Cash and Cash Equivalents at Beginning of Period                          173,486         19,899
                                                                     ------------- --------------

Cash and Cash Equivalents at End of Period                           $     93,269  $      19,506
                                                                     ============= ==============

Cash Paid For:
  Interest                                                           $        138  $           -
  Income Taxes                                                       $          -  $           -

Non-Cash Activities:
  Stock Issued in Payment of Accounts Payable                        $     19,000  $           -
  Stock Issued for Notes Payable and Accrued Interest                $          -  $     522,105
  Stock Issued for Services                                          $          -  $     239,380





               The accompanying notes are an integral part of these
                        consolidated financial statements.

                                         6




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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

We rely on private financing and revenues to fund our operations. We have incurred losses for the past two fiscal years and had a net loss of $184,377 for the six month period ended June 30, 2005. Our auditors have expressed substantial doubt that we can continue as a going concern based on these operating losses. Management believes we will incur operating losses for the near future while we continue to develop our sales and marketing channels. Management continues to seek additional funding to develop our business operations for the next twelve months. However, we can not assure you that we will be successful at obtaining the necessary funding to continue this development.

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $206,701 for the six month period ended June 30, 2005 (the "2005 six month period") compared to $539,078 for the six month period ended June 30, 2004 (the "2004 six month period"). However, operating expenses for the three month period ended June 30, 2005 (the "2005 second quarter) were less than half of the 2004 comparable period.

Net cash provided by financing activities for the 2004 six month period was $538,685, with $491,685 of that amount related to funds advanced by stockholders and proceeds of $47,000 from the sale of our common stock. Net cash provided by financing activities for the 2005 six month period was $132,500, primarily proceeds from sales of common stock.

We estimate that we will require additional financing of approximately $500,000 to meet our needs for the next six months; however we do not have commitments for financing. For the short term, management believes that revenues and private financing will provide funds for operations and further development of our business plan. For the long term, management expects that the development of our sales and distribution channels will increase our revenues; however, we will need to continue to raise additional funds through loans and sales of our common stock, as needed.

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

Our total current liabilities were $332,579 at June 30, 2005 and included accounts payable of $81,877, accrued expenses of $30,802, accrued interest of $71,400 and notes payable of $148,500.

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

RESULTS OF OPERATIONS

The following discussions are based on the unaudited consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and six month periods ended June 30, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included in Part I, Item 1, above.

   Summary Comparison of Three and Six Month Period Operations
 ---------------------------------------------------------------

                    Six month      Six month     Three month     Three month
                    period ended   period ended  period ended    period ended
                    June 30, 2005  June 30, 2004 June 30, 2005   June 30, 2004
                    -------------- ------------- --------------- -------------
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


Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. Revenues for the 2005 six month period increased 150.2% compared to the 2004 six month period due to increased sales of our SecureScan and Visual First Responder products. Revenues for the three month period ended June 30, 2005 (the "2005 second quarter") increased 24.0% compared to the three month period ended June 30, 2004 (the "2004 second quarter"). The breakdown of revenues by product line follows:

                                   Six month period   Six month period
                                   June 30, 2005      June 30, 2004
                                   -----------------  ----------------
Secure Scan                        $        221,970   $             -
ViewMaxx                                     38,017           121,246
Visual First Responder                      219,691            69,000
Service                                       1,878             2,148

Our backlog at July 31, 2005, was approximately $500,000. The delay between the time of a purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenue will continue as part of our results of operations.

Costs of sales increased 116.0% for the 2005 six month period compared to the 2004 six month period and increased 69.4% for the 2005 second quarter compared to the 2004 second quarter. Cost of sales increased in the 2005 periods as a result of the expenses related to expanding our sales and distribution channels including the cost of products for demonstrations, travel to shows and increased dealer relations, and promotional materials. Management anticipates that cost of sales will increase as our marketing efforts continue, but that the relative margins of each product line should remain relatively the same.

As a result of increased revenues in the 2005 six month period our gross profit increased 192.4% compared to the 2004 six month period. Due to increased cost of sales, gross profit decreased 16.0% for the 2005 second quarter compared to 2004 second quarter

For the 2005 six month period total operating expense decreased 54.6% compared to the 2004 six month period. For the 2005 second quarter total operating expense decreased 38.7% compared to the 2004 second quarter. The decreases in the 2005 periods were primarily a result of an approximately $300,000 decrease in general and administrative expense related to common shares issued for services in the 2004 second quarter. Business development expenses of $17,617 were recorded for the 2005 second quarter and $32,646 for the 2005 six month period where we did not record any of those expenses in the comparable 2004 period. Management anticipates that business development expenses will continue at present levels as we move forward with our business plan.

Total other expense is related to interest on loans and decreased in the 2005 periods as a result of a reduction in debt. Interest expense will likely increase if we obtain debt financing to provide the additional $500,000 we will need for operations during the next twelve months.

As a result of the above, our net loss decreased 63.4% for the 2005 six month period compared to the 2004 six month period and decreased 71.4% for the 2005 second quarter compared to the 2004 second quarter. Management anticipates that our net loss will continue to decrease as we improve our sales channels.

The following chart summarizes our balance sheet at June 30, 2005 and December 31, 2004



                      Summary Balance Sheet
                      ---------------------

                                     For six month
                                     period ended       For the year ended
                                     June 30, 2005      December 31, 2004
                                     ----------------   ------------------

Cash and cash equivalents            $        93,269    $       173,486

Total current assets                         133,438            343,025

Total assets                               1,875,487          2,085,458

Total current liabilities                    332,579            580,824

Retained earnings (Deficit)              (15,875,873)       (15,691,496)

Total stockholders equity            $     1,542,908    $     1,504,634


Our total assets decreased at June 30, 2005, primarily as a result of decreases in our cash, accounts receivable, inventory and property and equipment. Total current liabilities decreased primarily due to decreases in accounts payable and accrued expenses.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes securities sold by View Systems without registration through August 3, 2005 that have not been previously reported.

On August 3, 2005, we issued 90,000 shares to William Jordan in consideration for services rendered to us. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 27, 2005, we issued 100,000 shares to Will Stamp for $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 18, 2005, we issued 200,000 shares to Jeffrey McIntosh for $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 21, 2005, we issued 522,000 shares of common stock to Martin J. Maassen for advances to the company of $52,000. We issued 230,000 shares of common stock to Michael L. Bagnoli for direct investments to the company of $11,000 and director services rendered to the company. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On June 15, 2005, we issued 7,171,725 shares of Series A Preferred Stock to Gunther Than in consideration for conversion of notes payable of $48,000 and
services rendered to the company valued at $23,717.   We relied on an
exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 11, 2005, we issued 200,000 shares of common stock to Jeffrey B. McIntosh for $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 3, 2005, we issued 2,000,000 shares of common stock to Scott Clark for $100,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 6, 2005, we issued 87,500 shares of common stock to William H. Zuhone for $7,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On March 9, 2005, we issued 200,000 shares of common stock to Liem Nguyen in consideration for a full and final release of his interest in the Milestone technology. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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


                                    VIEW SYSTEMS, INC.


                                     /s/ Gunther Than
Date: February 2, 2006          By: ______________________________________
                                    Gunther Than
                                    Chief Executive Officer, Treasurer,
                                    Director and Principal Financial Officer


                                    /s/ Michael L. Bagnoli
Date: February 2, 2006          By: ________________________________________
                                    Michael L. Bagnoli
                                    Secretary and Director