Form 10QSB/A
period 2005-09-30
VIEW SYSTEMS INC
filed 2006-02-03
CIK 1075857

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

      Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                  Nevada                     59-2928366
       ------------------------   ------------------------------------
       (State of incorporation)  (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
-----------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number:  (410) 242-8439
                            ---------------

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

                         Explanatory Note

On October 12, 2005 we filed a registration statement on Form SB-2 and the Securities and Exchange Commission ("SEC") conducted a full review of the Form SB-2. As a result of this review we have restated our financial statements for the year ended December 31, 2004. See the "Restatement" note to the financial statements for an explanation of the restatement. The disclosures in this amended report are as of the initial filing date of November 10, 2005 and do not include subsequent events.


                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed.......14

Item 6.  Exhibits.........................................................14

Signatures................................................................15



                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 is unaudited and has been restated. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                                2




               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                              ------
                                                   September 30,  December 31,
                                                       2005           2004
                                                  -------------- -------------
                                                    (Restated)     (Restated)
Current Assets
  Cash                                            $       4,109  $    173,486
  Accounts Receivable (Net of allowance of
    $20,054 at December 31, 2004)                       146,973       108,342
  Inventory                                              26,197        61,197
                                                  -------------- -------------

     Total current assets                               177,279       343,025
                                                  -------------- -------------

Property & Equipment (Net)                               20,521        14,803
                                                  -------------- -------------
Other Assets
  Licenses                                            1,626,854     1,626,854
  Due from Affiliates                                   107,575        98,457
  Deposits                                                5,191         2,319
                                                  -------------- -------------

     Total Other Assets                               1,739,620     1,727,630
                                                  -------------- -------------

     Total Assets                                 $   1,937,420  $  2,085,458
                                                  ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              --------------------------------------
Current Liabilities
  Accounts Payable                                $      73,047  $    265,776
  Accrued Expenses                                       15,238       100,548
  Accrued Interest                                       74,100        66,000
  Notes Payable                                         148,500       148,500
                                                  -------------- -------------

     Total Current Liabilities                          310,885       580,824
                                                  -------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
    $.01 Par Value, Issued and Outstanding 7,171,725     71,717             -
  Common Stock, Authorized 100,000,000 Shares,
    $0.001 Par Value, Issued and Outstanding
    85,100,422                                           85,101             -
    Issued and Outstanding 76,533,922                         -        76,534
  Additional Paid in Capital                         17,615,863    17,119,596
  Retained Earnings (Deficit)                       (16,146,146)  (15,691,496)
                                                  -------------- -------------

      Total Stockholders' Equity                      1,626,535     1,504,634
                                                  -------------- -------------

      Total Liabilities and Stockholders' Equity  $   1,937,420  $  2,085,458
                                                  ============== =============


       The accompanying notes are an integral part of these consolidated financial statements.




                        View Systems, Inc. and Subsidiaries
                       Consolidated Statements of Operations



                                           Three Months Ended September 30, Nine Months Ended September 30,
                                               2005               2004          2005           2004
                                           ---------------- --------------- --------------- ---------------
Revenues, Net                              $       338,941  $      188,029  $      820,497  $      380,423

Cost of Sales                                      109,541          32,765         339,049         138,963
                                           ---------------- --------------- --------------- ---------------

Gross Profit (Loss)                                229,400         155,264         481,448         241,460
                                           ---------------- --------------- --------------- ---------------
Operating Expenses
  Business development                              28,218               -          60,864               -
  General & Administrative                          57,724         184,259         151,744         564,937
  Professional Fees                                323,466          11,972         393,322          94,146
  Salaries and Benefits                             87,304          98,806         321,669         339,016
                                           ---------------- --------------- --------------- ---------------

      Total operating expenses                     496,712         295,037         927,599         998,099
                                           ---------------- --------------- --------------- ---------------

Net Operating Income (Loss)                       (267,312)       (139,773)       (446,151)       (756,639)
                                           ---------------- --------------- --------------- ---------------
Other Income (Expense)
  Interest Expense                                  (2,961)         (2,958)         (8,499)        (31,269)
                                           ---------------- --------------- --------------- ---------------

      Total Other Income (Expense)                  (2,961)         (2,958)         (8,499)        (31,269)
                                           ---------------- --------------- --------------- ---------------

Net Income (Loss)                          $      (270,273) $     (142,731) $     (454,650) $     (787,908)
                                           ================ =============== =============== ===============

Net Income (Loss) Per Share                $         (0.00) $         0.00  $        (0.01) $        (0.01)
                                           ================ =============== =============== ===============

Weighted Average Shares Outstanding             83,304,922      70,341,359      79,990,172      65,895,908
                                           ================ =============== =============== ===============






The accompanying notes are an integral part of these consolidated financial statements.


                        View Systems, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' Equity (Deficit)

                                                                          Additional   Retained
                                        Preferred          Common         Paid-in      Earnings
                                  Shares     Amount    Shares   Amount    Capital     (Deficit)
                                ------------ ------- ----------- ------- ----------- -------------

Balance, December 31, 2003                -  $    -   62,730,619 $62,730 $15,604,609 $(14,505,017)

Cancellation of shares                    -       -     (100,000)   (100)     (4,900)           -

January - March 2004 -
shares issued for cash                    -       -      244,500     245      34,755            -

January - March 2004 -
shares issued for services                -       -      932,000     932     203,048            -

April - June 2004 -
shares issued for cash                    -       -       84,333      84      11,916            -

April - June 2004 -
shares issued for services                -       -      221,250     221      39,979            -

June 2004 - shares issued for
payment of notes payable and
accrued interest                          -       -    5,221,050   5,221     516,884            -

July - September 2004 -
shares issued for cash                    -       -      100,000     100      19,900            -

July - September 2004 -
shares issued for services                -       -      781,600     782     108,642            -

September 2004 - shares issued
in settlement of litigation               -       -    2,000,000   2,000     178,000            -

October - December 2004 -
shares issued for cash                    -       -    1,066,750   1,067      89,833            -

December 2004 - shares issued
for payment of notes payable
and accrued interest                      -       -    3,251,820   3,252     321,930            -

Cost of issuance of common stock          -       -            -       -      (5,000)           -

Net loss for the year ended
December 31, 2004                         -       -            -       -          -    (1,186,479)
                                  ---------- ------- ----------- ------- ----------- -------------

Balance, December 31, 2004                -       -   76,533,922  76,534  17,119,596  (15,691,496)

January - March 2005 -
shares issued for cash                    -       -      155,000     155      15,345            -

January - March 2005 -
shares issued in payment of
accounts payable                          -       -      128,000     128      18,872            -

April - June 2005 -
shares issued for cash                    -       -    2,287,500   2,288     114,713            -

April - June 2005 -
shares issued for services                -       -    2,405,000   2,405      68,745            -

July - September 2005 -
shares issued for cash                    -       -      612,000     612      55,588            -

July - September 2005 -
shares issued for services                -       -    2,979,000   2,979     294,721            -

July - September 2005 -
shares issued                     7,171,725  71,717            -       -     (71,717)          -

Net loss for the period
ended September 30, 2005                  -       -            -       -           -     (454,650)
                                ------------ ------- ----------- ------- ----------- -------------
Balance, September 30, 2005       7,171,725  $71,717  85,100,422 $85,101 $17,615,863 $(16,146,146)
                                ============ ======= =========== ======= =========== =============


The accompanying notes are an integral part of these consolidated financial statements

                                         5

                        View Systems, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows


                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                         2005           2004
                                                                   --------------- -------------
                                                                      (Restated)

Cash Flows from Operating Activities:
  Net Income (Loss)                                                $     (454,650) $   (787,908)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation and Amortization                                          7,379        23,690
     Stock Issued for Services                                            368,850       348,804
     Loss on Settlement of Debt                                                 -         3,750
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in:
       Accounts Receivable                                                (38,631)      (34,197)
       Inventory                                                           35,000             -

       Deposits                                                            (2,872)            -
       Increase (Decrease) in:
       Accounts Payable                                                  (173,729)     (106,373)
       Accrued Expenses                                                   (77,210)      (39,971)
                                                                   --------------- -------------

    Net Cash Used by Operating Activities                                (335,863)     (592,205)
                                                                   --------------- -------------
Cash Flows from Investing Activities:
  Purchases of Equipment                                                  (13,096)            -
  Funds Advanced (to) from Affiliated Entities                             (9,118)            -
                                                                   --------------- -------------

    Net Cash Used in Investing Activities                                 (22,214)            -
                                                                   --------------- -------------
Cash Flows from Financing Activities:
  Funds Advanced (to) from Stockholders                                         -       591,685
  Proceeds from Stock Issuance                                            188,700        80,500
                                                                   --------------- -------------

    Net Cash Provided by Financing Activities                             188,700       672,185
                                                                   --------------- -------------

Increase (Decrease) in Cash                                              (169,377)       79,980

Cash and Cash Equivalents at Beginning of Period                          173,486        19,899
                                                                   --------------- -------------

Cash and Cash Equivalents at End of Period                         $        4,109  $     99,879
                                                                   =============== =============
Cash Paid For:
  Interest                                                         $          399  $          -
  Income Taxes                                                     $            -  $          -

Non-Cash Activites:
  Stock Issued in Payment of Accounts Payable                      $       19,000  $    180,000
  Stock Issued for Notes Payable and Accrued Interest              $            -  $    522,105


The accompanying notes are an integral part of these consolidated financial statements

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

For the past two years we have recorded revenues from the sale of our products. During the first quarter of 2004 we increased our product lines when we entered into a cooperative research and development agreement with the Idaho Engineering Lab for our Visual First Responder. During the second quarter of 2004 we set up a complete manufacturing line in our Baltimore, Maryland facility for building, testing and further development of the Visual First Responder product. In August 2005 we contracted with Inter-Connect Electronics, Inc. to manufacture and assemble our Visual First Responder units.

In 2004 we worked diligently to make engineering design changes to the SecureScan product to accommodate the price points required by competitive pressures. In 2005 we contracted with the University of Northern Florida to design new sensor boards for the SecureScan product which allowed us to reduce the installed sensor cost by a factor of four. The new lower costs allow us to offer price points to the market which compete directly with traditional metal detectors. We believe the new reduced price points and the enhanced interface abilities of our products will allow us to be more competitive. We also contracted with Sports Field Specialties, LLC, an experienced manufacturer, to build the SecureScan product line. These manufacturing agreements allowed us to reduce our backlog for our product lines and decreased our labor cost.

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

For the next twelve months our primary challenge will be to more fully develop our sales and distribution network for the United States. We intend to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff's conventions, court administrators' meetings, civil support team, state police shows and dealers shows. When a demonstration results in a sale of one of our products, then we will attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings. After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,186,478 at December 31, 2004, and a net loss of $454,650 for the nine month period ended September 30, 2005. At December 31, 2004, we were in default on our debt obligations and did not have financing commitments in place to meet our expected cash requirements. Our auditors have expressed substantial doubt that we can continue as a going concern based on these operating losses. Management intends to focus our efforts on development of our sales and marketing channels in order to increase our revenues. However, management also believes we will incur operating losses for the near future and will need to rely on private financing to satisfy our cash requirements.

While our revenues are increasing, we are unable to satisfy our operating expenses. Net cash used by operating activities was $335,863 for the nine month period ended September 30, 2005 (the "2005 nine month period") compared to $592,205 for the nine month period ended September 30, 2004 (the "2004 nine month period"). For the long term, management expects that the development of our sales and marketing channels will increase our revenues; however, we will need to continue to raise additional funds.

Historically, private financing has covered our cash shortfalls. Net cash provided by financing activities for the 2004 nine month period was $672,185, with $591,685 of that amount related to funds advanced by stockholders and $80,500 proceeds from the sale of our common stock. Net cash provided by financing activities for the 2005 nine month period was $188,700 in proceeds from sales of our common stock.

We estimate that we will require additional financing of approximately
$500,000 to meet our needs for the next twelve months.   Management believes
that it will be essential to continue to raise additional capital, both internally and externally, to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and we may be required to further reduce expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent
escalator of 3%.   At December 31, 2004, future minimum payments for operating leases related to our office and manufacturing facility were $19,964 through 2006.

Our total current liabilities of $310,885 at September 30, 2005 included accounts payable of $73,047, accrued expenses of $15,238, accrued interest of $74,100 and notes payable of $148,500.

In September 2005, we negotiated the payment of notes payable of $237,357 that we owed to Niki Group, LLC and Compass Equity Partners LLC. Three accredited investors each paid a portion of the total debt and received shares of our common stock in consideration. Our board of directors authorized the issuance of an aggregate of 2,390,000 shares to the three investors. Starr Consulting, Inc. received 597,500 shares for $60,000 paid on the debt; Power Network, Inc. received 597,500 shares for $60,000 paid on the debt; and YT2K, Inc. received 1,195,000 shares for $120,000 paid on the debt.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates of particular significance in our financial statements include annual tests for impairment of our licenses. These estimates could likely be materially different if events beyond our control, such as changes in government regulations that affect the usefulness of our licenses or the introduction of new technologies that compete directly with our licensed technologies affect the value of our licenses.

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

RESULTS OF OPERATIONS

The following discussions are based on the unaudited consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and nine month periods ended September 30, 2005 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included in this report at Part I,
Item I, above.


   Summary Comparison of Three and Nine Month Period Operations
   -----------------------------------------------------------

                   Three month    Three month    Nine month     Nine month
                   period ended   period ended   period ended   period ended
                   Sept. 30, 2005 Sept. 30, 2004 Sept. 30, 2005 Sept. 30, 2004
                   -------------- -------------- -------------- --------------
Revenues, net      $     338,941  $     188,029  $     820,497  $     380,423

Cost of sales            109,541         32,765        339,049        138,963

Gross profit             229,400        155,264        481,448        241,460

Total operating
 expenses                496,712        295,037        927,599        998,099

Total other income
(expense)                 (2,961)        (2,958)        (8,499)       (31,269)

Net income (loss)       (270,273)      (142,731)      (454,650)      (787,908)

Net earnings
 (loss) per share  $       (0.00) $       (0.00) $       (0.01) $       (0.01)

Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in revenues for the three month period ended September 30, 2005 (the "2005 third quarter") increasing 180.1% compared to the three month period ended September 30, 2004 (the "2004 third quarter"). Revenues for the nine month period ended September 30, 2005 ("2005 nine month period") increased 115.7% compared to the nine month period ended September 30, 2004 ("2004 nine month period"). Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas that we have already completed sales.

The breakdown of revenues by product line follows:

                           Nine month period     Nine month period
                           Sept. 30, 2005        Sept. 30, 2004
                           -----------------     -----------------
Secure Scan                $     413,149         $        54,499
ViewMaxx                          41,520                 128,906
Visual First Responder           360,940                 192,320
Service                            4,888                   4,698

Our backlog at December 31, 2005, was $200,000, down from $700,000 at September 30, 2005. The reduction in backlog is primarily a result of outsourcing our manufacturing. Our back log is more manageable and is in part carried by the third party manufacturers because purchase orders are placed with the manufacturers and they receive payment when we receive payment from the customer. However, the delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations.

While revenues increased in the 2005 periods, cost of sales also increased 234.3% for the 2005 third quarter compared to the 2004 third quarter and they increased 144.0% for the 2005 nine month period compared to the 2004 nine month period. Cost of sales increased in the 2005 periods as a result of the expenses related to expanding our sales and distribution channels including the cost of products for demonstrations, travel to shows and increased dealer relations, and promotional materials. Management anticipates that cost of sales will increase as our marketing efforts continue but that the relative margins of each product line should remain relatively the same.

Despite the increase in cost of sales, the increased revenues resulted in a gross profit increase of 47.7% for the 2005 third quarter compared to the 2004 third quarter and an increase of 99.4% for the 2005 nine month period compared to the 2004 nine month period.

For the 2005 third quarter total operating expense increased 68.4% compared to the 2004 third quarter. The increase in the 2005 third quarter was primarily a result of additional business development expenses related to expanding our markets and increased professional fees related to contracts with four engineers. For the 2005 nine month period total operating expense decreased 7.1% compared to the 2004 nine month period. This decrease was primarily the result of a 73.1%, decrease in general and administrative expenses and management expects these expenses to remain relatively the same, but as we continue to develop our marketing channels expenses related to business development may increase.

Total other expense for the 2005 and 2004 comparable periods was related to interest on loans. Management anticipates interest expense to increase as a result of the subscription agreement with the Subscribers, described above, and our need to seek further private financing in the future.

As a result of the above, our net loss increased 89.4% for the 2005 third quarter compared to the 2004 third quarter, but decreased 42.3% for the 2005 nine month period compared to the 2004 nine month period.

Balance Sheet

The following chart summarizes our balance sheet at September 30, 2005 and December 31, 2004



                      Summary Balance Sheet
                      ----------------------

                                 For nine month
                                 period ended         For the year ended
                                 September 30, 2005   December 31, 2004
                                 -------------------- ------------------
Cash and cash equivalents        $            4,109   $         173,486

Total current assets                        177,279             343,025

Total assets                              1,937,420           2,085,458

Total current liabilities                   310,885             580,824

Retained earnings (Deficit)             (16,146,146)        (15,691,496)

Total stockholders equity        $        1,626,535   $       1,504,634



Our total assets decreased at September 30, 2005, primarily as a result of decreases in cash and inventory. Total current liabilities decreased primarily due to decreases in accounts payable as a result of the pay-off of notes payable totaling $237,357 by Starr Consulting, Inc., Power Network, Inc. and YT2K, Inc.

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


                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by View Systems without registration through November 2, 2005 that have not been previously reported.

On November 2, 2005, we issued 85,000 shares to Michael Paduano for $12,750 and 175,000 shares to David Hume for $26,250. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 4, 2005, we issued an aggregate of 2,390,000 common shares to three investors for conversion of debt totaling approximately $240,000. We issued 1,195,000 shares valued at approximately $120,000 to YT2K, Inc. and 597,500 shares valued at $60,000 each to Starr Consulting, Inc. and Power Network, Inc. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 4, 2005, we issued 1,210,000 shares to MBA Investors, Inc. in consideration for corporate development consulting services valued at approximately $120,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 19, 2005, we issued 60,000 shares to Charles Nelson for services rendered to us. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 22, 2005, we issued 50,000 shares to Cheryl Stamp for $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS

Part I Exhibits

31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB filed November 14, 2003)
3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB filed November 14, 2003)
4.1 View Systems 2005(B) Professional/Consultant Compensation Plan, dated November 7, 2005 (Incorporated by reference to exhibit 4.1 to Form S-8, filed November 8, 2005)
10.1 Employment agreement between View Systems and Gunther Than, dated January 1, 2003. (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed April 14, 2004)
10.2 Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Filed November 10, 2005)
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed March 31, 2003)

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VIEW SYSTEMS, INC.


                                  /s/ Gunther Than
Date: February 3, 2006       By: ___________________________________________
                                     Gunther Than
                                     Chief Executive Officer, Treasurer,
                                     Director, Principal Financial and
                                     Accounting Officer



                                  /s/ Michael L. Bagnoli
Date: February 3, 2006       By: ___________________________________________
                                     Michael L. Bagnoli
                                     Secretary and Director