Form 10KSB
period 2005-12-31
VIEW SYSTEMS INC
filed 2006-04-17
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Nevada                                      59-2928366
-----------------------               ------------------------------------
(State of incorporation)              (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland        21227
------------------------------------------------------     ---------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number:  (410) 242-8439

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

Issuer's revenues for its most recent fiscal year: $1,172,163.

As of March 29, 2006 the issuer had 90,702,422 outstanding shares of common stock. The aggregate market value of the registrant's voting stock held by non-affiliates on that date was approximately $12,820,571.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business............................................3
Item 2.  Description of Property...........................................11
Item 3.  Legal Proceedings.................................................11
Item 4.  Submission of Matters to a Vote of Security Holders...............11

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........11
Item 6.  Management's Discussion and Analysis or Plan of Operation.........13
Item 7.  Financial Statements..............................................20
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................38
Item 8A. Controls and Procedures...........................................38
Item 8B. Other Information.................................................38

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................38
Item 10. Executive Compensation............................................39
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................40
Item 12. Certain Relationships and Related Transactions....................42
Item 13. Exhibits..........................................................42
Item 14. Principal Accountant Fees and Services............................43
Signatures.................................................................44


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

                              PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

View Systems was incorporated in Florida on January 25, 1989, as Beneficial Investment Group, Inc. and became active in September 1998 when we began development of our digital video product line and changed the company's name to View Systems, Inc. Starting in 1999 we expanded our business operations through a series of acquisitions of technologies we use in our digital video recorder technology products and in our concealed weapons technology.

On July 25, 2003, View Systems incorporated View Systems, Inc. as a wholly-owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada. On July 31, 2003, articles of merger were filed with the state of Nevada to complete the domicile merger.

OUR BUSINESS

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications. In 1998 digital video recorder technology was our first developed product and we enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices. In 2003 we sold this product to places like the Ronald McDonald house and the University of Maryland Medical Center. Other installations included schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations. In these installations we integrated the digital video recorded technology with other electronic devices and we gained knowledge of the security needs of a wide range of businesses.

We expanded our product line in 2002 to include a concealed weapons detection system we call SecureScan. We have penetrated four major market segments for this product: correctional facilities, courts, probation offices and federal facilities in the Mid-Atlantic states, the West Coast and the South. In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder. The markets for these units are first responder units such as the National Guard, Coast Guard, Army, state law enforcement agencies and fire departments.

Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture the SecureScan and Visual First Responder products.

Products and Services

      SecureScan Concealed Weapons Detection System

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

Concealed weapons detection systems are used in a wide range of situations in order to provide added security against violent crimes. In addition to the well-known use of concealed weapons detection systems in public airports, such weapons detection systems are increasingly being used in court houses, schools and other public/governmental facilities that may be subject to threats or attacks by various members of the public. Our marketing efforts and sales have been to courthouses, schools, correction facilities, and other public/governmental facilities, rather than public airports.

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

While electromagnetic induction systems of the type described above have been used for decades as concealed weapons detection systems, they are not without their problems. For example, such electromagnetic induction systems are generally sensitive to the overall size, i.e., surface area of the object, including its mass. Consequently, small, compact, but massive objects, such as a small pistol, may not produce a "signature" that is significantly larger than the signature produced by a light weight object of the same or greater size, such as a cell phone or compact camera. Another problem associated with electromagnetic induction systems is related to the fact that electromagnetic systems are sensitive to electrically conductive objects, regardless of whether they are magnetic or non-magnetic. That is, electromagnetic systems tend to detect non-magnetic objects, such as pocket change, just as easily as magnetic objects, such as weapons. Consequently, electromagnetic systems tend to be prone to false alarms. In many circumstances, such false alarms need to be resolved by scanning the suspect with a hand-held detector in order to confirm or deny the presence of a dangerous weapon.

Our SecureScan system differs from electromagnetic induction systems because the SecureScan system uses passive magnetic technology. When an object of a specific ferro-magnetic mass passes by the magnetic sensors the surrounding magnetic field is altered. The software calculates the difference between the magnetic field strength with the object in the magnetic field inside the sensors' range and the normal magnetic field strength. Then the system displays the results in graph format on a video display unit. Since the SecureScan technology does not use transmitters to produce electromagnetic induction, it does not pose a problem for pacemakers.

The SecureScan portal uses an array of advanced magnetic sensors, each with internal digital signal processors. The sensors communicate with the control
unit's software which spatially places identified magnetic anomalies   and
visually places the location of the potential threat object with a red dot that is superimposed over a real time snapshot image of the person walking through the portal. Along with the snapshot, a graph displays the sensor data which automatically scales the signal strength of the individual sensors and cross-references them to the video image. All of this information is brought together on a video screen that displays the image of the person, the location of the weapon(s) and the size of the weapon(s), depending on the intensity of the magnetic signature. The visual image allows the operator to determine what the object is without the need to conduct a personal search to locate the object and look at it.

The SecureScan technology discriminates weapons from non-weapons by assuming that possible threat objects will have ferromagnetic composition. The SecureScan system promotes rapid, smooth traffic flow because it only detects the types of ferrous metals commonly found in guns and knives, rather than personal possessions such as coins, keys or belt buckles. This capability reduces false alarms and eliminates the need to use hand wands or resort to a personal search. Body cavity object identification is also a feature, as well as locating objects that have been covered or masked with aluminum foil or other materials. The SecureScan system operates faster than ordinary metal detectors and can scan as high as 1,200 persons per hour.

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

During 2005 we contracted with the University of Northern Florida to design new sensor boards for the SecureScan product which has allowed us to reduce the installed sensor cost by a factor of four. The new lower costs allow us to offer price points to the market which compete directly with traditional metal detectors. We sell these units for an average retail price of approximately $10,000 with a one year extended warranty. We feel the new reduced price points and enhanced interface abilities will allow us to be more competitive, along with the advantages of three to four times the throughput rate, non-contact imaging and permanent visual storage, and a log of all individuals scanned. We are making additional cost reductions through economies of scale and larger scale integration by taking advantage of ongoing computer component improvements.

In February 2006 we demonstrated a SecureScan II product with a precision optical biometric fingerprint terminal. We had developed this product with Sagem Morpho, a multi-biometric solutions provider. In March 2006 the Georgia Courts placed a purchase order for three Secure Scan II units with fingerprint identification capabilities. We expect the demand for biometric interfaces to increase. In addition to verifying that an individual is not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including, fingerprint, drivers license and employee identification card verification.

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

Visual First Responder also uses Extension Link which is a separate transmitter and receiving system that increases the operating range of the Visual First Responder. The Extension Link has field-selectable channels to avoid interference at longer distances. We have also incorporated a video encryption feature that allows first responders to transmit on-scene video to the command post without the data being intercepted by unwanted parties.

The complete Visual First Responder fully deployed by one person in a stand alone configuration in less than 10 minutes. The system is battery operated and can operate for eight continuous hours using one set of spare camera batteries. We sell this base product for approximately $18,000 retail, but the cost can be as high as $30,500 depending on additional special features such as the extension link and encryption capabilities.

In March 2006 we introduced the Visual First Responder M2. This new product allows "hands-free" operation of the unit because it allows the person to wear the unit as a helmet mounted monocle.

We have entered into a cooperative research and development agreement with the Idaho Engineering Lab for the Visual First Responder. This agreement allows us to use the research and development resources of the Idaho Engineering Lab to further develop the technology as driven by customer need. The cooperative research and development agreement provides a means for View Systems to efficiently continue to offer state of the art technology, yet concentrate on its marketing and manufacturing operations.

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

ViewMaxx offers programmable recording features that can eliminate the unnecessary storage of non-critical image data. This ability allows the user to utilize the digital disk storage more efficiently. The ViewMaxx system can be programmed to satisfy each customer's special requirements, be it coverage which is continuous, or only when events are detected. For example, it can be programmed to begin recording when motion is detected in a surveillance area, or a smaller field of interest within the surveillance area, and can be programmed to notify the user with an alarm or message.

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

Our ViewMaxx products include the following features:
..     Use any and all forms of telecommunications, such as standard telephone lines;
..     Video can be monitored 24 hours a day by a security monitoring center;
..     Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
..     The system may be set to automatically review an area in a desired camera sequence;
..     Stores the video image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
..     The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area;
..     Cameras can be concealed in ordinary home devices such as smoke detectors;
..     The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and
..     Modular expansion system configuration allows the user to purchase add-on components at a later date.

Depending on the features of a particular system the retail price can range from approximately $1,500 up to $6,500.

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

Markets

Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers an enhanced surveillance and detection capacity. Management has chosen to avoid the air passenger traffic and civilian airport market for metal detection because we believe that a larger market exists in venues such as sporting events, concerts, and race tracks, and schools, courthouses and municipal buildings, and law enforcement agencies.

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

With the combined technology a student enters the portal and is scanned for any threat objects and his or her identity is concurrently confirmed to school security officers. During the spring semester of 2004, a subcontractor of the National Institute of Justice conducted a study of the effectiveness of the SecureScan portal in a school environment and the results were positive. The combined technology has been tested in schools in New York and Philadelphia. Management estimates that there are over 120,000 schools in the United States that may have problems with violence, truancy and other safety considerations, which may be addressed by the combined technology.

In addition to school security, the gathering of video and data images and weapons detection is commonplace in law enforcement. Because our technology can be used for stakeouts and remote monitoring of areas, we believe there is a market potential with law enforcement agencies. A primary market for our SecureScan portal is federal and state government courthouses, county and municipal buildings, and correctional facilities. We have installed our

SecureScan weapons detection products in a variety of court house situations. The Visual First Responder product's market includes state National Guard units and first response agencies, such as; firemen, police swat and homeland security response teams.

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

Manufacturing

We initially manufactured the SecureScan portal internally at our facilities in Baltimore, Maryland. During the second quarter of 2004 we set up a complete manufacturing line in the Baltimore, Maryland facility for building, testing and further development of the Visual First Responder product. In August 2005 we contracted with Inter-Connect Electronics, Inc. to manufacture and assemble our Visual First Responder units. We also contracted with Sports Field Specialties, LLC, a sheet metal manufacturer, to build the SecureScan product line. If certain quality control issues can be worked out, then manufacturing agreements may allow us to reduce our current backlog for our product lines. We continue to entertain other manufacturing alternatives to insure the lowest possible cost while maintaining the highest possible quality.

Our third party manufacturers create several of the hardware components in our systems and assemble our systems by combining other commercially available hardware and software together with our proprietary software. We hold licenses for software components that are integrated into our proprietary software and installed in our systems. We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources. Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

Sales and Distribution

We are in the process of building a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products. We are seeking security consultants, specifiers and distributors of security and surveillance equipment that sell directly to schools, courthouses, government and commercial buildings. We hired four in-house regional sales persons and intend to develop a national sales channel model and a distributor development program.

We use mailings and telephone calls to contact potential representatives in a geographical area with the intent to arrange a demonstration of our products to these persons. We attend region specific trade shows such as sheriff's conventions, court administrators meetings, civil support team and state police shows. Then we demonstrate or give trial offers in the area until a sale is completed. Once we have completed a sale in a specific market area, then we expand that market by contacting correctional facilities, courthouses and other municipal buildings. We ship our products to the customer and each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.

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

We also have experienced international interest from security related resellers and system integrators. However, sales and shipments to overseas are regulated by federal guidelines for export. Previously, we had chosen not to pursue international markets, but are now evaluating potential sales in the Middle East. We intend to continue our focus on domestic markets which are less expensive to support and maintain.

Backlog

As of December 31, 2005, we had a backlog of $200,000, down from $700,000 at September 30, 2005. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products months after receiving an order. However, we are attempting to shorten this lead time to several weeks. Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including:
..      additional time necessary to conduct product inspections prior to shipping,
..      design or specification changes by the customer,
..      the customer's need to prepare the site, and
..      delays caused by other contractors on the project.

Major Customers

During the year ended December 31, 2005 we had one customer, Battelle Energy Alliance, L.L.C., that accounted for $149,050, or 11.9%, of our revenues. These sales were related to product sales of our Visual First Responder. Battelle Energy Alliance, L.L.C. is a science and technology organization that develops and commercializes technology and manages laboratories for the National Laboratories, Department of Defense and other clients.

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

The SecureScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U. S. Department of Energy. We hold an exclusive license, D.O.E. License No. 03-LA-18, to commercialize, manufacture and market the concealed weapons detection technology. However, since the intellectual property was developed by the federal government under a grant from the National Institute of Justice, the patents belong to the government and we pay royalties of 2% of the net sale price per SecureScan unit sold. We also hold the exclusive license, D.O.E. License No. 03-LA-20, for the Visual First Responder technology and pay royalties of 4% of the net sale price per each Visual First Responder unit sold.

Governmental ownership of the patents is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. We enjoy the benefit of any continuations and improvements to the concealed weapons detection technology performed by the government under the ongoing contract between the Department of Energy and National Institute of Justice. Our exclusive marketing agreement allows us to have cutting edge technology without funding the research and development or patent applications.

We have obtained software licensing agreements for
..      software operating systems components,
..      fingerprint identification to possibly integrate into our proprietary software, and
..      integration of commercially available operating systems software into our proprietary software for installation into our products.

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

Government Regulation

We are not subject to government regulation in the manufacture of our products or the components in our products. However, our products are subject to certain government restrictions on sales to "unfriendly" countries and countries designated as adversarial, which may limit our sales to the international market. In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities. We also benefit from the recent "made in America" trade laws where non-United States manufactures must secure waivers in order to sell security and surveillance products to United States domestic end-users.

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

Research and Development

For the year ended December 31, 2004 and 2003, we did not record research and development expense. We have cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology and Visual First Responder technology that are performed by the Department of Energy and the National Institute of Justice. We also contract with engineers and other third parties to develop or vary the design of our products and we record these expenses as professional fees.

Employees

We employ 12 persons, including four sales executives, four engineers and two office personnel. Two persons are part-time and we also contract with two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages.

Investor Relations

On February 6, 2006 we entered into a consulting agreement with Elite Equity Marketing, a Maryland limited liability company. We engaged Elite Equity to provide consulting services for a term of three months in relation to interactions between broker/dealers, shareholders and members of the public and other matters related to investor/public relations, business modeling and development and release of press articles. We agreed to pay Elite Equity 500,000 common shares along with 1,500,000 warrants exercisable in 500,000
increments starting in February 2005.   Elite Equity has agreed to maintain
the confidentiality of secret, proprietary or non-public information. We agreed to indemnify Elite Equity for legal and other expenses related to litigation arising from the performance of its services and Elite Equity will indemnify View Systems for legal and other expenses related to litigation arising from Elite Equity's willful, negligent or inappropriate or illegal representation or misrepresentation of the company.


                 ITEM 2.  DESCRIPTION OF PROPERTY

We lease 4,600 square feet of office space in Baltimore, Maryland. The lease term is three (3) years beginning on October 1, 2005, and expiring on September 30, 2008. The base rent is approximately $3,000 per month subject to an annual escalator of 3%. Management believes this facility will suit our needs for the future. We also lease a sales, engineering and manufacturing office in Jacksonville, Florida and a sales and engineering office in Los Angeles, California.


                    ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report we are not a party to any material legal proceedings.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the 2005 year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "VYST." The following table lists the range of the quarterly high and low bid prices of our common stock in the over-the-counter market for each quarter for the two most recent fiscal years. The high and low bid prices were reported by the OTC Bulletin Board Historical Data Service. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Year           Quarter Ended              High Bid      Low Bid
      ----           -------------              --------      --------

      2004            March 31                  $ 0.37        $ 0.18
                      June 30                     0.33          0.115
                      September 30                0.145         0.06
                      December 31                 0.24          0.09

      2005            March 31                  $ 0.165       $ 0.061
                      June 30                     0.078         0.046
                      September 30                0.46          0.055
                      December 31                 0.285         0.152

Our common shares are subject to Section 15(g) and Rule 15g-9 of the
Securities and Exchange Act of 1934 (the "Exchange Act"), commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     issued by a registered investment company; or
..     excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. The rules require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to make a special suitability determination about the purchaser before for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to purchasers disclosing recent price information for the penny stocks.

HOLDERS

As of March 29, 2006 we had 349 stockholders of record, which does not include shares held in "street accounts" of securities brokers that we estimate to be approximately 4,500.

DIVIDENDS

We have not paid cash or stock dividends, have no present plan to pay any dividends, and payment of any cash dividends on our common stock is unlikely. Instead, we intend to retain any earnings to finance the operation and expansion of our business

RECENT SALE OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by View Systems during the fourth quarter of 2004 through the date of this filing that have not been previously disclosed.

On December 29, 2005, we issued 85,000 shares to Jennifer Seymour for $12,750, we issued 120,000 shares to Tim Clark for $18,000 and we issued 85,000 shares to John V. Addeo, Sr. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 27, 2005, we authorized the issuance of options to purchase 2,500,000 shares to Business

Development Corporation, Inc., a Nevada corporation. Business Development Corporation, Inc. provides consulting services related to financing, public relations, business modeling and corporate development related to acquisitions, mergers and financing. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 23, 2005, we issued 100,000 shares to Mark Mintz for $15,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 17, 2005, we issued 70,000 shares to Doug Coombs for $10,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 6, 2005, we authorized the issuance of 10,000 shares per month to John F. Alexander for engineering consulting. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuances of our securities, we believe that each purchaser:
..     was aware that the securities had not been registered under federal securities laws;
..     acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..     understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
..     was aware that the certificate representing the securities would bear a legend restricting their transfer.

ISSUER PURCHASE OF SECURITIES

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXECUTIVE OVERVIEW

Our product lines are related to visual surveillance, intrusion detection and physical security. Management believes that heightened attention to personal threats potential large scale destruction and theft of property in the United States and spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

During 2004 we increased our product lines to include our Visual First Responder and during 2005 we had engineering design changes made to the sensor boards for the SecureScan product to allow lower costs and to accommodate the price points required by competitive pressures. Also, in 2005 we redesigned and outsourced the assembly and manufacture of the Visual First Responder and SecureScan products.

During 2005 we continued to establish new partnerships, add active resellers and dealers and we hired four sales representatives to build a United States domestic network for the sale and distribution of our products within the 48 states. These developments have led to increased sales while at the same time decreasing the cost of products. We intend to develop these sales and distribution channels to a level that will result in increased revenues and continued profitability. We have completed sales in the correctional facility market, some Homeland Security departments and some sports venues.

For the next twelve months our primary challenge will be to add new products and develop our sales and distribution network into additional regions and markets in the United States and abroad. We intend to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff's conventions, court administrators' meetings, civil support team, state police shows and dealers shows. When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings. After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

In 2006 we will add three additional products which relate to sensing enriched nuclear material which may be used to build nuclear based explosive devices or for creating radiological disasters. These sensing devices will be integrated into our current products in addition to being used as stand alone handheld portable detectors. These products are based on existing patents owned by the United States government and are licensed exclusively to View Systems for the purpose of commercializing them for the public good.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $2,243,976 at December 31, 2005. Approximately $1.5 million of this loss is due to compensation expense recognized for shares issued for services. Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are in default on some of our debt obligations at December 31, 2005 but continue to make payments. We have some financing commitments in place, but not enough to meet our expected cash requirements for 2006.

Management intends to finance our 2006 operations with the revenue from product sales and any cash short falls will be addressed through equity financing. In December 2005 we completed a subscription agreement, discussed below in "Commitments and Contingent Liabilities", that will provide for the purchase of convertible promissory notes through $100,000 installments over a five month period. We will use this cash for marketing, working capital, and to enhance our presence in other geographical regions.

Historically, we have relied on private financing and revenues to satisfy our cash requirements for working capital. For the year ended December 31, 2005 ( "2005") we received cash from revenues of $1,172,163, proceeds of $312,534 from sales of our common stock and relied on advances of $64,000 from Gunther Than, our CEO. For the year ended December 31, 2004 ("2004"), we received cash from revenues of $476,319, received proceeds of $933,800 from debt financing, proceeds of $157,900 from sales of common stock, and received advances from Mr. Than totaling $132,000. Due to the increase in revenues in 2005 we were less reliant on financing. Net cash provided by financing decreased in 2005 to $338,034 from $1,003,700 in 2004.

We use our cash for working capital and at our current revenue levels we will require an additional $500,000 during the last half of 2006 to cover our operating costs of approximately $100,000 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. The engineering efforts were mainly applied to unit cost reduction of the SecureScan product which has been reduced in cost by more than 50% from $8,450 to $4,200 per unit.

We also rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable. In 2004 we issued 1,934,850 shares for services valued at $353,604 and 5,221,050 shares for debt valued at $702,105. In 2005 we issued 10,106,000 shares for services valued at $1,856,862 and 128,000 shares to convert debt of $19,000. As of the date of this filing we have approximately 9,000,000 authorized common shares remaining and management believes we will need to take the necessary steps to increase our authorized common stock during 2006.

Management believes revenues will continue to increase but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent
escalator of 3%.   Rent expense was $81,216 for 2005 compared to $61,047 for
2004. At December 31, 2005, future minimum payments for operating leases related to our office and manufacturing facility were $97,646 through December 31, 2008.

Our total current liabilities at December 31, 2005 included accounts payable of $343,430, accrued expenses of $43,229, accrued interest of $77,000, accrued royalties of 75,000, loans to an officer of 64,000 and notes payable of $110,000.

At December 31, 2004 we were in default on our debt obligations and did not have financing commitments in place to meet our expected cash requirements. Our auditors expressed substantial doubt that we could continue as a going concern based on these operating losses. To remedy this situation on September 22, 2005, we arranged for three accredited investors to pay notes payable of $237,357 that we owed to Niki Group, LLC and Compass Equity Partners LLC. In consideration for the pay-off of this debt our board of directors authorized the issuance of an aggregate of 2,390,000 shares to three investors. Starr Consulting, Inc. received 597,500 shares for $60,000 paid on the debt; Power Network, Inc. received 597,500 shares for $60,000 paid on the debt; and YT2K, Inc. received 1,195,000 shares for $120,000 paid on the debt.

Subscription Agreement

We entered into a Subscription Agreement, dated December 23, 2005, with three accredited investors; Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the "Subscribers"). We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants. However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date. The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10. The notes are due and payable by December 31, 2006. The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments.

Starr Consulting, Inc. agreed to purchase convertible promissory notes in the aggregate amount of $166,667, which may be converted into 1,666,667 shares of our common stock. Active Stealth, LLC and KCS Referral Service LLC each agreed to purchase convertible promissory notes in the aggregate amount of $166,666, convertible into 1,666,666 common shares. On January 3, 2006, we closed the first $100,000 installment under this agreement and Starr Consulting purchased promissory notes valued at $33,334, Active Stealth purchased promissory notes of $33,333 and KCS Referral Service purchased promissory notes valued at $33,333. In March 2006 we terminated this agreement with KCS Referral Service LLC.

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes. The agreement provides that we must file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request. We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers. If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective. We filed a registration statement on Form SB-2 on October 12, 2005 to register the underlying shares, but as of the date of this filing, the registration statement has not been declared effective.

If we fail to issue shares within 10 business days after a request by a Subscriber, then the Subscriber is entitled to a sum of money, whichever is greater of either (i) multiplying the outstanding principal amount of the note designated by the Subscriber by 130%, or (ii) multiplying the number of shares deliverable upon conversion of the amount of the note's principal and/or interest at the conversion price that would be in effect on the deemed conversion date by the highest closing price of the common stock on the principal market for the period commencing on the deemed conversion date until the day prior to the receipt of the payment.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2005 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

    Summary Comparison of 2005 and 2004 Fiscal Year Operations
    ----------------------------------------------------------

                                               2005            2004
                                           ------------    -------------

Revenues, net                              $ 1,172,163     $    476,319

Cost of sales                                  629,319          257,179

Gross profit (loss)                            542,844          219,140

Total operating expenses                     2,900,136        1,369,474


Loss from operations                        (2,357,292)      (1,150,334)

Total other income (expense)                   (11,684)         (36,144)

Net income (loss)                           (2,368,976)      (1,186,478)


Net earnings (loss) per share             $      (0.03)    $      (0.02)


Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in increased revenues for 2005 compared to 2004. Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales. The increased net revenues for 2005 resulted in an increased gross profit for 2005 compared to 2004.

The following chart provides a breakdown of our sales in 2004 and 2005.

                       Dec. 31, 2004      Dec. 31, 2005
                       -------------      -------------
Secure Scan            $    24,800        $   727,895
ViewMaxx                   153,271             50,412
Visual First Responder     296,100            362,340
Service                      2,148             31,516

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

Cost of sales include costs of products sold and shipping costs and were approximately 54% of net revenues for both 2004 and 2005. Management anticipates that the relative margins of each product line should remain relatively the same during 2006.

For 2005 total operating expense increased in 2005 compared to 2004. The increase in 2005 was primarily a result of $1,774,696 of professional fees expense. Approximately $1.5 million of the professional fees expense is related to consulting contracts with third parties for legal, corporate
development and investor relations services.   Management anticipates that our
professional fees related to consulting contracts will decrease in the next quarter due to the non-recurring nature of these third party consulting contracts.

Total other expense for the 2005 and 2004 comparable periods was related to interest on loans. Management anticipates interest expense to increase as a result of the subscription agreement with the Subscribers, described above, and our need to seek further private financing in the future to cover cash shortfalls.

Management believes net losses will continue in the short term as we expand our sales channels.

FACTORS AFFECTING FUTURE PERFORMANCE

Our independent auditors have expressed substantial doubt whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2005 was

$2,368,976 and our net loss for the year ended December 31, 2004 was $1,186,478. Our retained deficit was $18,060,472 at December 31, 2005. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

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

      Our directors and officers are able to exercise significant influence over matters requiring stockholder approval.

Currently, our directors and executive officers collectively hold approximately 58.8% of the voting power of our common and preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 57.0 % of the total voting power as of the date of this report. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. As a result, our minority stockholders may not have the opportunity to approve or consent to corporate actions or other transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

                  ITEM 7.  FINANCIAL STATEMENTS


                        VIEW SYSTEMS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2005 AND 2004




                         C O N T E N T S


Independent Accountant Firm Report.........................................21

Balance Sheets.............................................................22

Statements of Operations...................................................23

Statements of Stockholders' Equity.........................................24

Statements of Cash Flows................................................25-26

Notes to the Financial Statements.......................................27-37

Chisholm                                         533 West 2600 South, Suite 25
  Bierwolf &                                             Bountiful, Utah 84010
    Nilson, LLC                                          Phone: (801) 292-8756
Certified Public Accountants                               Fax: (801) 292-8809


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders
View Systems, Inc.
Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. as of December 31, 2005 and the result of its operations, and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2006. Additionally, the Company is in default on some of its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 1, 2006

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                             -------


                                                             December 31,
                                                                2005
                                                            -------------
Current Assets
  Cash                                                      $      8,708
  Accounts Receivable(Net of Allowance of $68,539)               280,001
  Inventory                                                       72,012
                                                            -------------

    Total Current Assets                                         360,721
                                                            -------------

Property & Equipment (Net)                                        18,043
                                                            -------------
Other Assets
  Licenses                                                     1,626,854
  Due from  Affiliates                                            95,575
  Deposits                                                         7,291
                                                            -------------

    Total Other Assets                                         1,729,720
                                                            -------------

    Total Assets                                            $  2,108,484
                                                            =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accounts Payable                                          $    343,430
  Accrued Expenses                                                43,229
  Accrued Interest                                                77,000
  Accrued Royalties                                               75,000
  Loans from Shareholder                                          64,000
  Notes Payable                                                  110,000
                                                            -------------

    Total Current Liabilities                                    712,659
                                                            -------------

Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   $.01 Par Value, Issued and outstanding 7,171,725               71,717
  Common Stock, Authorized 100,000,000 Shares,
   $.001 Par Value, Issued and Outstanding 90,775,752             90,776
  Additional Paid in Capital                                  19,293,804
  Retained Earnings (Deficit)                                (18,060,472)
                                                            -------------

    Total Stockholders' Equity                                 1,395,825
                                                            -------------

    Total Liabilities and Stockholders' Equity              $  2,108,484
                                                            =============






      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations

                                                      For the Year Ended
                                                          December 31,
                                                  ---------------------------
                                                       2005          2004
                                                  ------------- -------------
                                                                  (Restated)

Revenues, Net                                     $  1,172,163  $    476,319

Cost of Sales                                          629,319       257,179
                                                  ------------- -------------

Gross Profit (Loss)                                    542,844       219,140
                                                  ------------- -------------
Operating Expenses
  General & Administrative                             347,016       281,127
  Professional Fees                                  1,774,696       286,323
  Bad Debts                                             48,485       148,928
  Salaries & Benefits                                  729,939       653,096
                                                  ------------- -------------

    Total Operating Expenses                         2,900,136     1,369,474
                                                  ------------- -------------

Net Operating Income (Loss)                         (2,357,292)   (1,150,334)
                                                  ------------- -------------
Other Income(Expense)
  Interest Expense                                     (11,684)      (36,144)
                                                  ------------- -------------

    Total Other Income(Expense)                        (11,684)      (36,144)
                                                  ------------- -------------

Net Income (Loss)                                 $ (2,368,976) $ (1,186,478)
                                                  ============= =============

Net Income (Loss) Per Share                       $      (0.03) $      (0.02)
                                                  ============= =============

Weighted Average Shares Outstanding                 80,462,924    68,924,152
                                                  ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.



                       View Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                 Additional    Retained
                                    Preferred                  Common            Paid-in       Earnings
                               Shares       Amount       Shares        Amount    Capital       (Deficit)
                            ------------- ----------- ------------- ---------- ------------- -------------
Balance, December 31, 2003             -  $        -    62,730,619  $  62,730  $ 15,604,609  $(14,505,018)

Cancellation of shares                 -           -      (100,000)      (100)       (4,900)            -

January - March 2004 -
 shares issued for cash                -           -       244,500        245        34,755             -

January - March 2004 -
 shares issued for services            -           -       932,000        932       203,048             -

April - June 2004 -
 shares issued for cash                -           -        84,333         84        11,916             -

April - June 2004 -
 shares issued for services            -           -       221,250        221        39,979             -

June 2004 - shares issued
 for payment of notes payable
 and accrued interest                  -           -     5,221,050      5,221       516,884             -

July - September 2004 -
 shares issued for cash                -           -       100,000        100        19,900             -

July - September 2004 -
 shares issued for services            -           -       781,600        782       108,642             -

September 2004 - shares
 issued in settlement of
 litigation                            -           -     2,000,000      2,000       178,000             -

October - December 2004 -
 shares issued for cash                -           -     1,066,750      1,067        89,833             -

December 2004 - shares
 issued for payment of notes
 payable and accrued interest          -           -     3,251,820      3,252       321,930             -

Cost of issuance of common stock       -           -             -          -        (5,000)            -

Net loss for the year ended
 December 31, 2004                     -           -             -          -             -    (1,186,478)
                            ------------- ----------- ------------- ---------- ------------- -------------

Balance, December 31, 2004             -           -    76,533,922     76,534    17,119,596   (15,691,496)

January - March 2005 -
 shares issued for cash                -           -       155,000        155        15,345             -

January - March 2005 -
 shares issued in payment
 of accounts payable                   -           -       128,000        128        18,872             -

January - March 2005 -
 shares issued for services            -           -     1,805,000      1,805       191,335             -

April - June 2005 -
 shares issued for cash                -           -     2,287,500      2,288       114,713             -

April - June 2005 -
 shares issued for services            -           -     1,242,000      1,242        77,004             -

July - September 2005 -
 shares issued for cash                -           -       612,000        612        55,588             -

July - September 2005 -
 shares issued for services            -           -       150,000        150        37,998             -

July - September 2005 -
 shares issued                 7,171,725      71,717             -          -             -             -

October - December 2005 -
 shares issued for cash                -           -       953,330        953       122,880             -

October - December 2005 -
 shares issued for services            -           -     6,909,000      6,909     1,540,473             -

Net loss for the year ended
 December 31, 2005                     -           -             -          -             -    (2,368,976)
                            ------------- ----------- ------------- ---------- ------------- -------------
Balance, December 31, 2005     7,171,725  $   71,717    90,775,752  $  90,776  $ 19,293,804  $(18,060,472)
                            ============= =========== ============= ========== ============= =============



The accompanying notes are an integral part of these consolidated financial statements.




               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows

                                                      For the Year Ended
                                                          December 31,
                                                  ---------------------------
                                                       2005          2004
                                                  ------------- -------------
                                                                  (Restated)
Cash Flows from Operating Activities:
 Net Income (Loss)                                $ (2,368,976) $ (1,186,478)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation & Amortization                         15,861        29,890
    Bad Debts                                           48,485       148,928
    Bad Debts recoveries
    Accrued interest paid with stock                         -        13,987
    Stock Issued for Services                        1,928,633       353,604
 Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
    Accounts Receivable                               (220,144)      (32,182)
    Inventories                                        (10,815)       32,044
    Other Assets                                        (4,972)        2,500
    Increase (Decrease) in:
    Accounts Payable                                    96,655      (208,439)
    Accrued Expenses                                    28,681        (3,967)
                                                  ------------- -------------

  Net Cash Provided(Used) by Operating Activities     (486,592)     (850,113)

Cash Flows from Investing Activities:
 Additions to fixed assets                             (19,102)            -
 Advances (to)/ receipt from related party               2,882             -
                                                  ------------- -------------

  Net Cash Provided (Used) by Investing Activities     (16,220)            -

Cash Flows from Financing Activities:
  Funds advanced (to) from stockholders                 64,000             -
  Proceeds from debt financing                               -       933,800
  Proceeds from stock issuance                         312,534       157,900
  Cost of issuance of common stock                           -        (5,000)
  Principal Payments on Notes Payable                  (38,500)      (83,000)
                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities     338,034     1,003,700
                                                  ------------- -------------

Increase (Decrease) in Cash                           (164,778)      153,587

Cash and Cash Equivalents at Beginning of Period       173,486        19,899
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $      8,708  $    173,486
                                                  ============= =============



      The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)


                                                      For the Year Ended
                                                          December 31,
                                                  ---------------------------
                                                       2005          2004
                                                  ------------- -------------
                                                                  (Restated)
Cash Paid For:
  Interest                                        $        684  $     25,144
  Income Taxes                                    $          -  $          -

Non-Cash Investing and Financing Activities:
  Stock Issued in payment for Note Payable        $          -  $    833,300
  Stock issued in payment of accounts payable     $     19,000  $    200,000


      The accompanying notes are an integral part of these consolidated financial statements.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004


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

      Accounts Receivable
      -------------------

      Accounts receivable consists of amounts due from customers. Management periodically reviews the open accounts and makes a determination as to the ultimate collectibility of each account. Once it is determined that collection is in doubt the account is written off as a bad debt. In order to provide for accounts that may become uncollectible in the future, the Company has established an allowance for doubtful accounts. The balance of the allowance for doubtful accounts is based on management's judgment and the Company's prior experience with managing accounts receivable.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition
      -------------------

      The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. In all cases revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. However, the customer can also self install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectibility is reasonably assured.

      Inventories
      -----------

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). All inventory as of December 31, 2005 consisted of finished goods.

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

      Equipment              5-7 years
      Software tools           3 years

      Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $15,861 and $29,890, respectively.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      The valuation of these licenses consist of the cost of acquiring Milestone, ie the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,866. Consistent with SFAS No. 142, the license was analyzed to determine if any impairment existed at December 31, 2005. It was determined to not be impaired. Pursuant to SFAS No. 142, the license will not be amortized, rather the valuation of this intangible will be reviewed periodically.

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Advertising
      -----------

      Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $26,024 and $10,214.

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

      Net Loss Per Common Share
      --------------------------

      Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2005 and 2004 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

                                            Income         Shares    Per-share
                                          (Numerator)   (Denominator)  Amount
                                          ------------- ------------- --------
Year ended December 31, 2005
----------------------------

Income (loss) from continuing operations
  which is the amount that is available
  to common stockholders                  $ (2,243,976)   80,462,924  $ (0.03)

Basic and fully diluted earning per share                             $ (0.03)

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Net Loss Per Common Share
      -------------------------

Year ended December 31, 2004
----------------------------

Income (loss) from continuing operations
  which is the amount that is available
  to common stockholders                  $ (1,186,478)   68,924,152  $ (0.02)

Basic and fully diluted earning per share                             $ (0.02)

      As of December 31, 2005 and 2004 there were unexercised options for 107,690 shares. However due to operating losses in both years, these shares are considered to be antidilutive in nature.


2. GOING CONCERN

      The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2005 and 2004, the Company incurred net losses of $2,368,976 and $1,186,478, respectively. During 2005 and 2004, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales. It also was able to reduce the per unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

      Historically, the Company has financed its operations primarily through private financing however increases in sales revenue during 2005 made a significant contribution to working capital. It is management's intention to finance operations during 2006 primarily through increased sales although there will still be a need for additional equity financing. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes" and a replacement of FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FASB 154 changes the accounting for, and reporting of, a change in accounting principle. The statement requires retrospective application to prior period's financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.

                        VIEW SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

3.  NEW ACCOUNTING PRONOUNCEMENTS

statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

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

      In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004


3.  NEW ACCOUNTING PRONOUNCEMENTS

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

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

5. DUE FROM AFFILIATED ENTITIES

      The Company has advanced non-interest bearing funds of $95,575 as of December 31, 2005 and $98,478 as of December 31, 2004 to a related corporation, View Technologies, Inc., which is controlled by the Chief Executive Officer of the Company. There are no formal repayment terms associated with this advance. The two companies enter into various transactions throughout the year to provide working capital to one another when necessary. Management does not believe the advance to be uncollectible.

6. NOTE PAYABLE

       Notes payable as of December 31, 2005 consist of $110,000 due former stockholder of Xyros Technology. The loan is due on demand, interest at 10% per annum.
The note , which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

7.   INCOME TAXES

       The components of the net deferred tax asset and liability as of December 31, 2005 are as follows:

       Effect of net operating loss carryforward          $   8,363,154
       Less evaluation allowance                             (8,363,154)
                                                          --------------
       Net deferred tax asset (liability)                 $           -
                                                          ==============


       The components of income tax expense (benefit) are as follows:


                                                    Year ended December 31,
                                                       2005        2004
                                               --------------- --------------
       Net loss per financial statements which
        approximates net loss per income
        tax returns                            $   (2,368,976) $  (1,186,478)
       Income tax expense (benefit) applying
        prevailing Federal and state income
        tax rates                                    (914,898)      (458,218)
       Less valuation allowance                       914,898        458,218
                                               --------------- --------------
       Net income tax expense (benefit)        $            -  $           -
                                               =============== ==============


       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

8.  PREFERRED STOCK

      In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services. The issuance had been previously authorized by the Board of Directors. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock. The Series A Preferred has no conversion rights into common stock. Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholder.

9.  OPERATING LEASE

      The Company leases office and warehouse space in Baltimore, Maryland under a three-year noncancellable operating lease, expiring October 2008. Base rent is $2,872 per month with an annual rent escalator of 3%. Rent expense was $81,216 and $61,047 for the years ended December 31, 2005 and 2004, respectively.

      The following is a schedule by year, of approximate future minimum lease payments required under this lease:

      Year ending December 31:
                2006                             34,464
                2007                             35,762
                2008                             27,420
                                              ----------

      Total minimum future rental payments    $  97,646
                                              ==========

10.  STOCK BASED COMPENSATION

      During the years ended December 31, 2005 and 2004 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

10.  STOCK BASED COMPENSATION

      Restricted Stock Grants
      -----------------------

      The Company's Board of Directors and stockholders have approved a restricted share plan under which shares of the Company's common stock will be granted to employees, officers and directors at the discretion of the Board of Directors. During 2005 and 2004, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of
Directors:

                                       2005                     2004
                              ----------------------- -----------------------
                              Number      Expense     Number       Expense
                              of Shares   Recognized  of Shares    Recognized
                              ----------- ----------- ----------- -----------
      Officers and employees   2,907,000  $  294,540     702,000  $  144,480
      Independent contractors
       and consultants         7,199,000   1,562,376   1,502,850     209,124
                              ----------- ----------- ----------- -----------
      Total                   10,106,000  $1,856,916   2,725,000  $  353,604
                              =========== =========== =========== ===========

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

      A summary of the Company's common stock option activity and related information for the years ended December 31, 2005 and 2004 is as follows:

                                                   2004
                                 ------------------------------------------
                                   Common     Weighted
                                   Stock       Average         Range of
                                  Options   Exercise Price  Exercise Price
                                 ---------- -------------- ----------------
Outstanding at beginning of year   107,690  $    1.63      $   .01 - 2.07
      Granted                            -          -              -
      Exercised                          -          -              -
      Expired/Cancelled                  -          -              -
                                 ---------- -------------- -----------------
      Outstanding at end of year   107,690  $    1.63      $   .01 - 2.07
                                 ========== ============== =================

                        VIEW SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2005 AND 2004

10.  STOCK BASED COMPENSATION


                                                   2005
                                 ------------------------------------------
                                   Common     Weighted
                                   Stock       Average         Range of
                                  Options   Exercise Price  Exercise Price
                                 ---------- -------------- ----------------
Outstanding at beginning of year   107,690  $    1.63      $   .01 - 2.07
      Granted                            -          -              -
      Exercised                          -          -              -
      Expired/Cancelled                  -          -              -
                                 ---------- -------------- ----------------
      Outstanding at end of year   107,690  $    1.63      $   .01 - 2.07
                                 ========== ============== ================

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations. There were no stock options granted during the years ended December 31, 2005 and 2004.

11.  RELATED PARTY TRANSACTIONS

      In order for the Company to meet its financial obligations, the Company's President, Gunther Than, loans the Company funds on occasion and is repaid when funds are available. During 2005 and 2004 Mr. Than advanced to Company a total of $64,000 and $132,000, respectively. Amounts paid back to Mr. Than in 2005 totaled $0 in 2005 and $132,000 in 2004, leaving balances due as of December 31, 2005 and 2004 of $64,000 and $0, respectively.

12.  RECLASSIFICATION

      The statement of operations for the year ended December 31, 2004 was adjusted for presentation reclassifications. Bad debt expense in the amount of $148,928 was moved from other income and expenses to operating expenses. The effect was a decrease in the loss from operations of $148,928. There was no change to net income for the year.

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


                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year 2005. He concluded that our disclosure controls and procedures were not effective as of December 31, 2005. His evaluation identified a weakness in our disclosure controls and procedures with respect to accounting entries related to loans receivable and payable to our executive officers. An error was made in 2004 where a payment from Mr. Than was incorrectly recorded as a loan to Mr. Than. As a result of this error, we were required to restate our financial statements for the year ended December 31, 2004 and the interim quarterly financial statements for 2005. Management is taking steps to implement appropriate corrective action including, but not limited to, changes to the way we process advances and payments to a director and executive officer.

Other than the actions described above, there has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name               Age   Position                              Director Since
-----------------  ----- -----------------------------------   --------------
Gunther Than        58   Chief Executive Officer, Treasurer,   September 1998
                         and Director
Michael L. Bagnoli  50   Secretary and Director                May 1999
Martin Maassen      63   Director                              May 1999

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

Martin Maassen - Mr. Maassen became a Director in May 1999, he formerly served as our Chairman of the Board from April 2000 to September 2002. From September 1995 to the present he is a staff physician at Lafayette Emergency Care, P.C. located in Lafayette, Indiana. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that we have one audit committee financial expert serving on our audit committee. Ms. Susan Mrzlack serves on our audit committee and is a certified public accountant and, pursuant to NASD Rule 4200(a)(15), we believe Ms. Mrzlack is independent.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and person who own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005, and representations from reporting persons whether Forms 5 were not required, we believe Mr. Than filed late three Forms 4 related to 16 transactions. Mr. Maassen filed late two Forms 4 related to 7 transactions.

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

                    SUMMARY COMPENSATION TABLE
                   ---------------------------

                                Annual Compensation

                                 Fiscal
Name and Principal Position      Year         Salary            Other
------------------------------   -------     -------------      --------------
Gunther Than                     2005         $100,000 (1)      $       0
CEO, Treasurer                   2004          100,000 (1)        120,000 (2)
Director                         2003          100,000 (1)        138,000 (3)

Michael L. Bagnoli               2005         $      0          $  12,000 (4)
Director and Secretary           2004                0                  0
                                 2003                0                  0

   (1)   Represents accrued salary.
   (2)   Represents 600,000 common shares issued as compensation.
   (3)   Represents 1,150,000 common shares issued as compensation.
   (4)   Represents 120,000 common shares issued as compensation.


COMPENSATION OF DIRECTORS

We compensate our independent directors with 5,000 shares of our common stock for each month of service. We determined independence in accordance with by NASD Rule 4200(a)(15). We do not have any arrangement for cash compensation of our directors for the services they provide in their capacity as directors, including services for committee participation or for special assignments. As an independent director Mr. Maassen accrued 60,000 shares for the year ended December 31, 2005. As of the date of this filing, we have not issued the accrued shares to Mr. Maassen.

EMPLOYMENT CONTRACTS

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003. Mr. Than's employment is "at will" and we may terminate him with or without cause. Either party may terminate his employment with a 30-day written notice or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination. Mr. Than will receive an annual salary of $100,000 and 50,000 shares of common stock for each month of service. Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

SECURITIES UNDER EQUITY COMPENSATION PLANS

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders at the year ended December 31, 2005.

               EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
------------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders                    0              $ 0. 00                  0
------------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security
holders              107,690                 1.63              4,392,310
------------------------------------------------------------------------------
Total                107,690               $ 1.63              4,392,310
------------------------------------------------------------------------------

Our shareholders approved the 2000 Restricted Share Plan and our board of directors adopted the 1999 Stock Option Plan. The purpose of the plans is to retain employees, management and consultants by granting options to employees, directors, officers and consultants. Both plans have a term of 10 years. Pursuant to the 2000 Restricted Share Plan our board of directors granted 11,820,589 shares during 2002, 2,725,000 shares in 2003 and 2,204,850 for the
2004 year. Under the 1999 Stock Option Plan our board of directors reserved 4,500,000 shares and granted options to purchase 107,690 shares before 2002. The options must be 100% of the fair market value of our common stock on the date of grant and the options expire after five years.

BENEFICIAL OWNERS

The following table lists the beneficial ownership of our management. We are unaware of any person or group that beneficially owns 5% or more of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 90,702,422 outstanding shares of common stock as of March 29, 2006 and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                            MANAGEMENT
                            ----------

Name and address of         Title of     Amount of              Percent of
beneficial owner            class        beneficial ownership   class
-------------------------   ----------   --------------------   ------------
Michael L. Bagnoli          Common           720,000 (1)        Less than 1%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen              Common         2,449,919 (2)            2.7%
1340 Fawn Ridge Drive
West Lafayette, Indiana
47906

Gunther Than                Common         4,819,140 (3)            5.3%
1550 Caton Center Drive,    Preferred      7,171,725                100%
Suite E
Baltimore, Maryland 21227

Directors and officers      Common         7,989,059                8.8%
as a group                  Preferred      7,171,725                100%

      (1) Represents 610,000 shares held by Mr. Bagnoli, 40,000 shares held by his spouse and 70,000 shares held by a trust.
      (2) Represents 1,699,919 held by Mr. Maassen and his spouse and 750,000 shares held by his spouse
      (3) Represents 4,649,140 shares owned by Mr. Than and 170,000 shares held by his spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Our CEO, Gunther Than, loans funds to View Systems on occasion in order for us to meet our financial obligations. He is repaid when funds are available. During 2005 Mr. Than advanced $64,000 and in 2004 he advanced a total of $132,000. We owe him $64,000 as of December 31, 2005.

In April 2005 we issued an aggregate of 1,800,000 shares of common stock to Gunther Than, our Chief Executive Officer and director, in accordance with his employment agreement. Of those shares, 1,200,000 shares were in lieu of wages of $100,000 and 600,000 shares were issued in accordance with the 50,000 shares a month requirement in his employment contract. In April 2004 we issued 600,000 shares to Mr. Than in accordance with his employment agreement.

In June 2005, our board of directors authorized the issuance of 7,171,725 shares of Series A Preferred Stock to Mr. Than in consideration for conversion of notes payable of $48,000 and services rendered to the company valued at $23,717. The 7,171,725 shares of Series A Preferred represent 107,575,875
votes on any matter brought to a stockholder vote.   Prior to this transaction
Mr. Than held 7.5% of the voting power of the common stock. Immediately after this transaction, Mr. Than held 60.9% of the total voting power of the common and Series A Preferred.

Mr. Than is the President and CEO of View Technologies, Inc., a private company that develops software. Mr. Than devotes approximately 12 hours a week to View Technologies, Inc. Our Board is aware of his position in View Technologies, Inc. and believes that there are no conflicts of interest resulting from his positions in both companies. During 2004 we advanced non-interest bearing funds of $98,478 to View Technologies, Inc. and during 2005 we issued $95,575 to View Technologies, Inc. There are no formal repayment terms associated with this advance. The companies enter into various transactions throughout the year to provide working capital to one another when necessary.

On June 21, 2005, we issued 522,000 shares of common stock to Martin J. Maassen for advances to the company of $52,000 and we issued 230,000 shares of common stock to Michael L. Bagnoli for direct investments to the company of $11,000 and director and other services rendered to the company.

ITEM 13.  EXHIBITS

No.      Description
3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed November 14, 2003)
3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB, filed November 14, 2003)
4.1 View Systems, Inc. 2005(b) Professional/Consultant Compensation Plan, dated November 7, 2005 (Incorporated by reference to exhibit 4.1 to Form S-8 filed November 8, 2005)

4.2 Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)
10.1 View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)
10.2 Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)
10.3 Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)
10.4 Consulting Agreement between View Systems and Business Development Corporation, dated December 27, 2005. (Incorporated by reference to exhibit 10.4 to Form SB-2, as amended, filed February 2, 2006)
10.5 Engagement between View Systems and John F. Alexander, dated October 6, 2005 (Incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed February 2, 2006)
10.6 Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed March 31, 2003)
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                2005            2004
                            -----------     -----------
      Audit fees            $   15,000      $   19,771
      Audit-related fees             0               0
      Tax fees                       0               0
      All other fees        $        0      $        0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

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


                              VIEW SYSTEMS, INC.



                                  /s/ Gunther Than
Date: April 13, 2006         By:___________________________________________
                                Gunther Than, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  /s/ Gunther Than
Date: April 13, 2006            ______________________________________________
                                Gunther Than, CEO, Principal Financial and
                                Accounting Officer, Treasurer and Director

                                  /s/ Martin J. Maassen
Date: April 13, 2006            ______________________________________________
                                Martin J. Maassen
                                Director

                                  /s/ Michael L. Bagnoli
Date: April 13, 2006            ______________________________________________
                                Michael L. Bagnoli
                                Director and Secretary