Form 10QSB/A
period 2005-09-30
VIEW SYSTEMS INC
filed 2006-04-28
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 2

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

                         Explanatory Note

On October 12, 2005 we filed a registration statement on Form SB-2 and the Securities and Exchange Commission ("SEC") conducted a full review of the Form SB-2. As a result of this review we have restated our financial statements for the year ended December 31, 2004. See the "Restatement" note to the financial statements for an explanation of the restatement. The SEC further requested that we include Part I, Item 3 in this amendment No. 2. The disclosures in this amended report are as of the initial filing date of November 10, 2005 and do not include subsequent events.


                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures..........................................14

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed.......14

Item 6.  Exhibits.........................................................14

Signatures................................................................15



                  PART I: FINANCIAL INFORMATION
                  -----------------------------

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

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. He concluded that our disclosure controls and procedures were effective. However, subsequently, he identified a weakness in our disclosure controls and procedures with respect to accounting entries made in 2004 related to loans receivable and payable to our executive officers which resulted in a restatement of our 2004 financial statements.

Also, our Chief Executive Officer determined that there has been no change in our internal control over financial reporting during the third quarter 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                    PART II: OTHER INFORMATION
                    --------------------------

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


                                VIEW SYSTEMS, INC.


                                  /s/ Gunther Than
Date: April 27, 2006         By: ___________________________________________
                                     Gunther Than
                                     Chief Executive Officer, Treasurer,
                                     Director, Principal Financial and
                                     Accounting Officer



                                  /s/ Michael L. Bagnoli
Date: April 27, 2006         By: ___________________________________________
                                     Michael L. Bagnoli
                                     Secretary and Director