Form 10QSB
period 2006-03-31
VIEW SYSTEMS INC
filed 2006-05-18
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

     Nevada                        59-2928366
-----------------------  -----------------------------------
(State of incorporation) (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
-------------------------------------------------------------
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

As of May 1, 2006, View Systems, Inc. had 90,762,422 shares of common stock outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders..............14

Item 6.  Exhibits ........................................................15

Signatures................................................................16


                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                             -------
                                                    March 31,    December 31,
                                                       2006          2005
                                                  ------------- --------------
                                                    (unaudited)
Current Assets
  Cash                                            $    193,421  $       8,708
  Accounts Receivable(Net of Allowance of $64,486)      28,123        280,001
  Inventory                                            196,931         72,012
                                                  ------------- --------------

    Total Current Assets                               418,475        360,721
                                                  ------------- --------------

Property & Equipment (Net)                              26,434         18,043
                                                  ------------- --------------
Other Assets
  Licenses                                           1,626,854      1,626,854
  Due from Affiliates                                  103,875         95,575
  Deposits                                               9,646          7,291
                                                  ------------- --------------
    Total Other Assets                               1,740,375      1,729,720
                                                  ------------- --------------

    Total Assets                                  $  2,185,284  $   2,108,484
                                                  ============= ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
Current Liabilities
  Accounts Payable                                $    440,260  $     343,430
  Accrued Expenses                                      30,009         43,229
  Accrued Interest                                      82,083         77,000
  Accrued Royalties                                     56,250         75,000
  Loans from Shareholder                                64,000         64,000
  Notes Payable                                        310,000        110,000
                                                  ------------- --------------

    Total Current Liabilities                          982,602        712,659
                                                  ------------- --------------
Stockholders' Equity
  Preferred Stock,
   Authorized 10,000,000 Shares, $.01 Par Value,
   Issued and outstanding 7,171,725                     71,717         71,717
  Common Stock,
   Authorized 100,000,000 Shares, $.001 Par Value,
   Issued and Outstanding 91,035,752                    91,036              -
   Issued and Outstanding 90,775,752                         -         90,776
  Additional Paid in Capital                        19,319,544     19,293,804
  Retained Earnings (Deficit)                      (18,279,615)   (18,060,472)
                                                  ------------- --------------
    Total Stockholders' Equity                       1,202,682      1,395,825
                                                  ------------- --------------

    Total Liabilities and Stockholders' Equity    $  2,185,284  $   2,108,484
                                                  ============= ==============



       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                    2006          2005
                                               ------------- -------------

Revenues, Net                                  $    402,575  $    285,643

Cost of Sales                                       207,282       104,328
                                               ------------- -------------

Gross Profit (Loss)                                 195,293       181,315
                                               ------------- -------------
Operating Expenses
  Business Development                               39,677        15,530
  General & Administrative                          112,912        67,591
  Professional Fees                                  51,295        38,515
  Salaries & Benefits                               205,206        86,244
                                               ------------- -------------

    Total Operating Expenses                        409,090       207,880
                                               ------------- -------------

Net Operating Income (Loss)                        (213,797)      (26,565)
                                               ------------- -------------
Other Income(Expense)
  Interest Expense                                   (5,346)            -
                                               ------------- -------------
    Total Other Income(Expense)                      (5,346)            -
                                               ------------- -------------

Net Income (Loss)                              $   (219,143) $    (26,565)
                                               ============= =============

Net Income (Loss) Per Share                    $      (0.00) $      (0.00)
                                               ============= =============

Weighted Average Shares Outstanding              90,875,752    76,675,422
                                               ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                   2006           2005
                                               ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                            $   (219,143) $    (26,565)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operations:
     Depreciation & Amortization                      3,000         6,388
     Stock issued for services                       16,000             -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                            251,878       (71,111)
     Inventories                                   (124,919)       35,000
     Deposits                                        (2,355)            -
     Increase (Decrease) in:
     Accounts Payable                                96,830      (131,551)
     Accrued Expenses                               (13,220)          (15)
     Accrued Interest                                 5,083             -
     Accrued Royalties                              (18,750)            -
                                               ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                               (5,596)     (187,854)

Cash Flows from Investing Activities:
  Purchases of equipment                            (11,391)         (985)
                                               ------------- -------------
  Net Cash Used In Investing Activities             (11,391)         (985)

Cash Flows from Financing Activities:
  Funds advanced (to) from affiliate                 (8,300)            -
  Fund provided by issuance of notes payable        200,000             -
  Proceeds from stock issuance                       10,000        15,500
                                               ------------- -------------

  Net Cash Provided by Financing Activities         201,700        15,500
                                               ------------- -------------

Increase (Decrease) in Cash                         184,713      (173,339)

Cash and Cash Equivalents at Beginning of Period      8,708       173,486
                                               ------------- -------------

Cash and Cash Equivalents at End of Period     $    193,421  $        147
                                               ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.

               View Systems, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)
                           (unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                   2006           2005
                                               ------------- -------------

Cash Paid For:
  Interest                                     $          -  $          -
  Income Taxes                                 $          -  $          -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable    $          -  $     19,000



      The accompanying notes are an integral part of these consolidated financial statements.

                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          March 31, 2006


GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Our product lines are related to visual surveillance, intrusion detection and physical security. Our principal products include:
..     Visual First Responder - a lightweight, wireless camera system housed in a tough, waterproof flashlight body. The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or containment area. The Visual First Responder is able to transmit high quality video in the most difficult environments. It uses a triple-diversity antenna system that minimizes signal distortion in urban environments.
..     SecureScan Concealed Weapons Detection System - a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to accurately pinpoint the location, size and number of threat objects. The control unit for this patented product combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning. The software system's architecture allows for easy integration of biometrics and access control devices.
..     ViewMaxx Digitial Video products - a high-resolution, digital video recording and real-time monitoring system.
..     Biometric verification systems, magnetic door locks and central monitoring or video command centers which can be combined with our principal products.
..     RADView - a patented integrated neutron and gamma-ray radiation sub-system which can be integrated into other detection systems such as fire, breach, magnetic, explosive, nuclear, biometric or video.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States and spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

In February 2006 we demonstrated a SecureScan II product with a precision optical biometric fingerprint terminal. We had developed this product with Sagem Morpho, a multi-biometric solutions provider. In March 2006 the Georgia Courts placed a purchase order for three Secure Scan II units with fingerprint identification capabilities. We expect the demand for biometric interfaces to increase. In addition to verifying that an individual is likely not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including, fingerprint, drivers license and employee identification card verification.

During the next six months we will integrate technology to sense enriched nuclear material into our SecureScan and our Visual First Responder products. This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters. In addition, this technology will be used in stand alone handheld portable detectors. These products are based on existing patents owned by the United States government and are licensed exclusively to View Systems for the purpose of commercializing them.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $219,143 at March 31, 2006. Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We were also in default on some of our debt obligations at March 31, 2006, but continue to make payments. We have some financing commitments in place, but not enough to meet our expected cash requirements for 2006.

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

Historically, we have relied on private financing and revenues to satisfy our cash requirements for working capital. For the three month period ended March 31, 2006 (the "2006 first quarter") we received cash from revenues of $402,575, proceeds of $200,000 from debt financing, $10,000 from sales of our common stock and relied on advances of $8,300 from Gunther Than, our CEO. For the three month period ended March 31, 2005 (the "2005 first quarter"), we received cash from revenues of $285,643 and received proceeds of $15,500 from sales of common stock.

We use our cash for working capital and at our current revenue levels we will require an additional $500,000 during the next six months to cover our operating costs of approximately $100,000 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.

We also rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable. For the 2005 first quarter we issued 128,000 shares to convert debt valued at $19,000. As of the date of this filing we have approximately 9,000,000 authorized common shares of common stock remaining and management has started the process to increase our authorized common stock during 2006. (See Part II, Item 4, below, for more details.)

Management believes revenues will continue to increase but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. We cannot assure you that we will be able to obtain financing on favorable terms and if we cannot obtain financing, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent escalator of 3%. At December 31, 2005, future minimum payments for operating leases related to our office and manufacturing facility were $97,646 through December 31, 2008.

Our total current liabilities increased to $982,602 at March 31, 2006 compared to $ 712,659 at December 31, 2005.

The increase was primarily the result of notes payable related to the subscription agreement discussed below.

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

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes. The agreement provides that we must file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request. We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers. If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective. We filed a registration statement on Form SB-2 on February 2, 2006 to register the underlying shares, but as of the date of this filing, the registration statement has not been declared effective.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended March 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item 1, above.

   Summary Comparison of 2006 and 2005 First Quarter Operations
   ------------------------------------------------------------

                               Quarter ended     Quarter ended
                               March 31, 2006    March 31, 2005
                               --------------    --------------

Revenues, net                  $     402,575     $     285,643

Cost of sales                        207,282           104,328

Gross profit (loss)                  195,293           181,315

Total operating expenses             409,090           207,880

Net operating loss                  (213,797)          (26,565)

Total other income (expense)          (5,346)                -

Net income (loss)                   (219,143)          (26,565)

Net earnings (loss) per share  $       (0.00)    $       (0.00)


Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. The following chart provides a breakdown of our sales for the 2005 and 2006 first quarters.


                               March 31, 2006    March 31, 2005
                               --------------    --------------
Secure Scan                    $     139,900     $      70,970
Digital Video                              -                 -
Visual First Responder               252,180           184,595
Service                        $           -     $       3,830

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in increased revenues for the 2006 first quarter compared to the 2005 first quarter. Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales. In addition, the introduction of our new products that have the capability to sense enriched nuclear material may also increase our revenues.

Our backlog at March 31, 2006, was $160,000 compared to $200,000 at December 31, 2005. Our back log is more manageable and is in part carried by the third party manufacturers because purchase orders are placed with the manufacturers and they receive payment when we receive payment from the customer. However, the delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 51.5% of net revenues for the 2006 first quarter and 36.5% of
net revenues for the 2005 first quarter.   Cost of goods sold increased for
the 2006 first quarter primarily due to mark-ups from vendors to whom we have outsourced sales. Management anticipates that the relative margins for product sales for each product line, assuming similar quantities sold and similar sourcing of components, should remain relatively the same during 2006.

For the 2006 first quarter total operating expense increased compared to the 2005 first quarter. The increase in the 2006 first quarter was primarily a result of increases in business development related to increased marketing. General and administrative expenses increased primarily due to increases in rent from the addition of office space in Baltimore, Jacksonville and New Jersey. Professional fees increased due to an increase in engineering fees of $15,000 and recognition of $16,000 related to the issuae of shares for services in February 2006. Salaries and benefits expenses increased due to the addition of three employees to our Florida office.

Total other expense for the 2006 first quarter was related to interest on loans. Management anticipates interest expense to increase as a result of the subscription agreement with the Subscribers, described above, and our need to seek further private financing in the future to cover cash shortfalls.

Management believes net losses will continue in the short term as we expand our sales channels.

FACTORS AFFECTING FUTURE PERFORMANCE

      Our independent auditors have expressed substantial doubt whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. We recorded a net loss of $219,143 for the three month period ended March 31, 2006 and our retained deficit was $18,279.615 at March 31, 2006. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

      We need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require approximately $500,000 in additional financing within the next twelve months to develop our sales channels. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

      We are currently dependent on the efforts of resellers for our continued growth and must expand our sales channels to increase our revenues and further develop our business plans.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop these sales channels. We are actively recruiting additional resellers and dealers and have hired in-house sales personnel for regional and national sales. We must continue to find other methods of distribution to increase our sales. If we are unsuccessful in developing sales channels we may have to delay further development of our business plan.

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

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy and National Institute of Justice for continuations and improvements to the concealed weapons detection technology. We are also reliant upon the Department of Energy and National Institute of Justice for continuations and improvements to the Visual First Responder. If either of these entities should discontinue its operations or research and development in these areas we may lose our competitive edge in our market.

      We must successfully introduce new or enhanced products and manage the costs associated with producing several product lines to be successful.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs. For example, our short term success will depend on the continued acceptance of the Visual First Responder and the SecureScan portal product lines. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

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

During the course of our testing we may identify deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2006, we issued 60,000 shares to Carolyn Harrison for marketing services valued at $6,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On March 20, 2006, we issued 100,000 shares to Mike Luke in consideration for services valued at $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 6, 2006, we authorized the issuance of warrants to purchase 1,500,000 shares of common stock to Elite Equity Marketing in consideration for investor relations consulting services for a term of three months. The warrants are exercisable in 500,000 share increments at $0.10 per share starting in February 2006. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On the April 24, 2006 (the "Record Date") stockholders holding 114,534,934 voting shares, or 57.8% of our voting power, authorized by written consent the following matters:
..     Increase our authorized common stock from 100,000,000 to 250,000,000;
..     Authorized our management to seek out acquisitions of assets or business opportunities in order to remain competitive in our markets;
..     Ratified our domicile merger effected on July 31, 2003; and
..     Ratified the certificate of amendment to our articles of incorporation filed with the Secretary of State of Nevada on July 31, 2003

On April 24, 2006 our board of directors proposed these matters for shareholder approval. The increase of our authorized is necessary to facilitate future equity financings which we will require to satisfy our financial requirements. We will file the necessary certificate of amendment with the Secretary of State of Nevada to effect the increase twenty calendar days from the mailing date of a Definitive 14C Information Statement to our stockholders.

ITEM 6. EXHIBITS

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1   Articles  of  Incorporation of View Systems, as amended
      (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed November 14, 2003)
3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB, filed November 14, 2003)
4.1 View Systems, Inc. 2005(b) Professional/Consultant Compensation Plan, dated November 7, 2005 (Incorporated by reference to exhibit 4.1 to Form S-8 filed November 8, 2005)
4.2 Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)
10.1 View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)
10.2 Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)
10.3 Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)
10.4 Consulting Agreement between View Systems and Business Development Corporation, dated December 27, 2005 ((Incorporated by reference to exhibit 10.4 to Form SB-2, as amended, filed February 2, 2006)
10.5 Engagement between View Systems and John F. Alexander, dated October 6, 2005 (Incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed February 2, 2006)
10.6 Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006 (Incorporated by reference to exhibit 10.6 to Form 10-KSB filed April 17, 2006)
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed March 31, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            VIEW SYSTEMS, INC.


                               /s/ Gunther Than
Date: May 15, 2006        By: ______________________________________________
                               Gunther Than
                               Chief Executive Officer, Treasurer, Director
                               Principal Financial and Accounting Officer


                               /s/ Michael L. Bagnoli
Date: May 15, 2006        By: ______________________________________________
                               Michael L. Bagnoli
                               Secretary and Director