Form 10QSB
period 2006-06-30
VIEW SYSTEMS INC
filed 2006-08-14
CIK 1075857

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-30178

                        VIEW SYSTEMS, INC.
  ______________________________________________________________
(Exact name of small business issuer as specified in its charter)

       Nevada                                       59-2928366
________________________                  __________________________________
(State of incorporation)                 (I.R.S. Employer Identification No.)

   1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227
 ________________________________________________________________
             (Address of principal executive offices)

                          (410) 242-8439
 ________________________________________________________________
                   (Issuer's telephone number)

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

As of July 17, 2006, View Systems, Inc. had 90,702,422 shares of common stock outstanding.

Transitional small business disclosure format:             Yes  [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation...........9

Item 3.  Controls and Procedures............................................15

                    PART II: OTHER INFORMATION

Item 4.  Other Information..................................................16

Item 6.  Exhibits...........................................................16

Signatures..................................................................17







                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

               View Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS


                                                      June 30,   December 31,
                                                        2006         2005
                                                    ------------- ------------
Current Assets
  Cash                                              $     67,434  $     8,708
  Accounts Receivable (Net of Allowance
    of $9,369 and $64,486 as of June 30,
    2006 and December 31, 2005)                           84,302      280,001
  Inventory                                              156,843       72,012
                                                    ------------- ------------
    Total Current Assets                                 308,579      360,721
                                                    ------------- ------------

Property & Equipment (Net)                                28,542       18,043
                                                    ------------- ------------
Other Assets
  Licenses                                             1,676,854    1,626,854
  Due from Affiliates                                    116,875       95,575
  Deposits                                                 9,646        7,291
                                                    ------------- ------------

    Total Other Assets                                 1,803,375    1,729,720
                                                    ------------- ------------

    Total Assets                                    $  2,140,496  $ 2,108,484
                                                    ============= ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                  $    483,361  $   343,430
  Accrued Expenses                                        44,679       43,229
  Accrued Interest                                        90,467       77,000
  Accrued Royalties                                       37,500       75,000
  Loans from Shareholder                                  64,000       64,000
  Notes Payable                                          440,000      110,000
                                                    ------------- ------------

    Total Current Liabilities                          1,160,007      712,659
                                                    ------------- ------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   $.01 Par Value, Issued and outstanding 7,171,725       71,717       71,717
  Common Stock, Authorized 100,000,000 Shares,
   $.001 Par Value, Issued and Outstanding 91,837,422     91,838            -
   Issued and Outstanding 90,775,752                           -       90,776
  Additional Paid in Capital                          19,413,609   19,293,804
  Retained Earnings (Deficit)                        (18,596,675) (18,060,472)
                                                    ------------- ------------

    Total Stockholders' Equity                           980,489    1,395,825
                                                    ------------- ------------

    Total Liabilities and Stockholders' Equity      $  2,140,496  $ 2,108,484
                                                    ============= ============



      The accompanying notes are an integral part of these consolidated financial statements.



               View Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations



                                        For the                     For the
                              Three Months Ended June 30,   Six Months Ended June 30,
                             ---------------------------- ---------------------------
                                   2006          2005         2006           2005
                             -------------- ------------- ------------- -------------
Revenues, Net                $     222,403  $    195,914  $    624,978  $    481,556

Cost of Sales                      111,457       125,180       318,739       229,508
                             -------------- ------------- ------------- -------------

Gross Profit (Loss)                110,946        70,734       306,239       252,048
                             -------------- ------------- ------------- -------------
Operating Expenses
  Business Development              73,700        17,617       113,377        32,646
  General & Administrative          81,835        25,238       194,747        94,020
  Professional Fees                 52,137        31,341       103,432        69,856
  Salaries & Benefits              211,665       148,812       416,871       234,365
                             -------------- ------------- ------------- -------------

    Total Operating Expenses       419,337       223,008       828,427       430,887
                             -------------- ------------- ------------- -------------

Net Operating Income (Loss)       (308,391)     (152,274)     (522,188)     (178,839)
                             -------------- ------------- ------------- -------------
Other Income(Expense)
  Interest Expense                  (8,669)       (5,538)      (14,015)       (5,538)
                             -------------- ------------- ------------- -------------

    Total Other Income(Expense)     (8,669)       (5,538)      (14,015)       (5,538)
                             -------------- ------------- ------------- -------------

Net Income (Loss)            $    (317,060) $   (157,812) $   (536,203) $   (184,377)
                             ============== ============= ============= =============

Net Income (Loss) Per Share  $       (0.00) $      (0.00) $      (0.01) $      (0.00)
                             ============== ============= ============= =============
Weighted Average Shares
 Outstanding                    91,106,170    76,866,047    91,106,170    76,866,047
                             ============== ============= ============= =============


The accompanying notes are an integral part of these consolidated financial statements




                       View Systems, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                 Additional    Retained
                                    Preferred                  Common            Paid-in       Earnings
                               Shares       Amount       Shares        Amount    Capital       (Deficit)
                            ------------- ----------- ------------- ---------- ------------- -------------
Balance, December 31, 2004             -  $        -    76,533,922  $  76,534  $ 17,119,596  $(15,691,496)

January - March 2005 -
 shares issued for cash                -           -       155,000        155        15,345             -

January - March 2005 -
 shares issued in payment
 of accounts payable                   -           -       128,000        128        18,872             -

January - March 2005 -
 shares issued for services            -           -     1,805,000      1,805       191,335             -

April - June 2005 -
 shares issued for cash                -           -     2,287,500      2,288       114,713             -

April - June 2005 -
 shares issued for services            -           -     1,242,000      1,242        77,004             -

July - September 2005 -
 shares issued for cash                -           -       612,000        612        55,588             -

July - September 2005 -
 shares issued for services            -           -       150,000        150        37,998             -

July - September 2005 -
 shares issued                 7,171,725      71,717             -          -             -             -

October - December 2005 -
 shares issued for cash                -           -       953,330        953       122,880             -

October - December 2005 -
 shares issued for services            -           -     6,909,000      6,909     1,540,473             -

Net loss for the year ended
 December 31, 2005                     -           -             -          -             -    (2,368,976)
                            ------------- ----------- ------------- ---------- ------------- -------------
Balance, December 31, 2005     7,171,725      71,717    90,775,752     90,776    19,293,804   (18,060,472)

January - March 2006 -
 shares issued for cash                -           -       100,000        100         9,900             -

January - March 2006 -
 shares issued for services            -           -       160,000        160        15,840             -

April - June 2006 -
 shares issued for cash                -           -        60,000         60         5,940             -

April - June 2006 -
 shares issued for services            -           -     1,075,000      1,075       121,125             -

Reclassification of a
 receipt of proceeds from a
 loan which was previously
 reflected as a payment for
 stock                                 -           -      (333,330)      (333)      (33,000)            -

Net loss for the period
 ended June 20, 2006                   -           -             -          -             -      (536,203)
                            ------------- ----------- ------------- ---------- ------------- -------------

Balance, June 30, 2006         7,171,725  $   71,717    91,837,422  $  91,838  $ 19,413,609  $(18,596,675)
                            ============= =========== ============= ========== ============= =============




The accompanying notes are an integral part of these consolidated financial statements.






                       View Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                            For the Six Months Ended June 30,
                                                            --------------------------------
                                                                 2006           2005
                                                            ---------------- ---------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $      (536,203) $     (184,377)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
     Depreciation & Amortization                                      6,000           6,400
     Adjustment to allowance for doubtful accounts                  (55,117)              -
     Stock issued for services                                      138,200          71,150
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                            250,816          94,370
     Inventories                                                    (84,831)         35,000
     Deposits                                                        (2,355)              -
     Increase (Decrease) in:
     Accounts Payable                                               139,931        (164,898)
     Accrued Expenses                                                 1,450         (64,346)
     Accrued Interest                                                13,467               -
     Accrued Royalties                                              (37,500)              -
                                                            ---------------- ---------------
  Net Cash Provided (Used) by Operating Activities                 (166,142)       (206,701)

Cash Flows from Investing Activities:
  Purchases of equipment                                            (16,499)         (1,115)
  Purchase of licenses                                              (50,000)              -
  Funds advanced (to) from affiliated entities                      (21,300)         (4,901)
                                                            ---------------- ---------------
  Net Cash Used In Investing Activities                             (87,799)         (6,016)

Cash Flows from Financing Activities:
  Fund provided by issuance of notes payable                        296,667               -
  Proceeds from stock issuance                                       16,000         132,500
                                                            ---------------- ---------------

  Net Cash Provided by Financing Activities                         312,667         132,500
                                                            ---------------- ---------------

Increase (Decrease) in Cash                                          58,726         (80,217)

Cash and Cash Equivalents at Beginning of Period                      8,708         173,486
                                                            ---------------- ---------------

Cash and Cash Equivalents at End of Period                  $        67,434  $       93,269
                                                            ================ ===============




The accompanying notes are an integral part of these consolidated financial statements





                       View Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)



                                                            For the Six Months Ended June 30,
                                                            --------------------------------
                                                                 2006           2005
                                                            ---------------- ---------------

Cash Paid For:
  Interest                                                  $             -  $          138
  Income Taxes                                              $             -  $            -


Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable                 $             -  $       19,000



The accompanying notes are an integral part of these consolidated financial statements.

                                        7




                        View Systems, Inc.
          Notes to the Consolidated Financial Statements
                          June 30, 2006


GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Our product lines are related to visual surveillance, intrusion detection and physical security. Our principal products include:
..     SecureScan Concealed Weapons Detection System - a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to accurately pinpoint the location, size and number of threat objects. The control unit for this patented product combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning. The software system's architecture allows for easy integration of biometrics and access control devices.
..     Fingerprint biometric verification systems, magnetic door locks and central monitoring or video command centers which can be combined with our principal products.
..     Passport and driver's license verification system for positive identification in correctional facilities, large government and commercial office buildings combined with our concealed weapons detection SecureScan.
..     RADView - a patented integrated neutron and gamma-ray radiation sub-system which are being integrated into other detection systems.
..     ViewMaxx Digitial Video products - a high-resolution, digital video recording and real-time monitoring system.
..     Visual First Responder -  a lightweight, wireless camera system housed in a tough, waterproof flashlight body. The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or containment area. The Visual First Responder is able to transmit high quality video in the most difficult environments. It uses a triple-diversity antenna system that minimizes signal distortion in urban environments.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

In June 2006 we previewed our Biometric SecureScan III which includes positive identification and biometric verification capabilities. The SecureScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver's licenses and passports, and a visitor badge printing system.

We intend to integrate technology to sense enriched nuclear material into our SecureScan and our Visual First Responder products. This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters. In addition, this technology will be used in stand alone handheld portable detectors. This technology is based on existing patents owned by the United States government and is licensed exclusively to View Systems for the purpose of commercializing it.

For the next twelve months our primary challenge will be to develop our sales and distribution network into additional regions and markets in the United States and abroad. We intend to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff's conventions, court administrators' meetings, civil support team, state police shows and dealers shows. When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings. After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $317,060 at June 30, 2006. Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern unless we obtain financing.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements for working capital. For the six month period ended June 30, 2006 (the "2006 six month period") we received cash from revenues of $624,978, proceeds of $296,667 from debt financing and $16,000 from sales of our common stock. For the six month period ended June 30, 2005 (the "2005 six month period"), we received cash from revenues of $481,556 and received proceeds of $132,500 from the sale of our common stock. Management intends to finance our operations with revenue from product sales and any cash short falls will be addressed through equity or debt financing.

In December 2005 we completed debt financing to fund operations in the short term. We entered into a subscription agreement, discussed below in "Commitments and Contingent Liabilities", that provides for the purchase of convertible promissory notes through $100,000 installments over a five month period. As of June 30, 2006, we have received funds of $296,667 from this subscription agreement and we expect to receive an additional approximate $170,000 under this agreement. We will use this cash for marketing, working capital, and to enhance our presence in other geographical regions.

At our current revenue levels we will require an additional $500,000 during the next six months to cover our operating costs of approximately $100,000 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We may rely on equity financing to raise additional funds; however, as of the date of this filing we have approximately 9,000,000 authorized common shares of common stock remaining. Management is taking steps to increase our authorized common stock within the next 60 days to provide shares for additional financing.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent escalator of 3%. At December 31, 2005, future minimum payments for operating leases related to our office and manufacturing facility were $97,646 through December 31, 2008. We also lease two additional offices. We lease a 1,299 square foot sales, engineering and manufacturing office in the East Point Business Center in Jacksonville, Florida. This lease has a base rent of approximately $1,500 with a 4% annual escalator and expires on January 1, 2008. The second sales and engineering office is located in Office World
Plaza in Lomita, California, near Los Angeles.   We lease this office for $850
per month and this lease expires February 28, 2007.

Our total current liabilities increased to $1,160,007 at June 30, 2006 compared to $712,659 at December 31, 2005. The increase was primarily the result of notes payable related to the subscription agreement discussed below.

At June 30, 2006, we are in default on a $110,000 note payable to a former stockholder of Xyros Technology which was due in 1999. We negotiated to repay the loan as cash flows permit and this debt remains outstanding. We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.

      Subscription Agreement

We entered into a Subscription Agreement, dated December 23, 2005, with three accredited investors; Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the "Subscribers"). We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants. However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date. The Subscribers did not receive any other additional consideration for the removal of the warrants. The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10. The notes are due and payable by December 31, 2006. The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, other than the contractual agreement there is no guarantee that the Subscribers will purchase the promissory notes. In March 2006 we terminated this agreement with KCS Referral Service LLC.

Starr Consulting, Inc. agreed to purchase convertible promissory notes in the aggregate amount of $166,667, which may be converted into 1,666,667 shares of our common stock. Active Stealth, LLC and KCS Referral Service LLC each agreed to purchase convertible promissory notes in the aggregate amount of $166,666, convertible into 1,666,666 common shares. As of June 30, 2006 , Starr Consulting purchased promissory notes valued at $148,334, Active Stealth purchased promissory notes of $115,000, KCS Referral Service LLC purchased promissory notes valued at $33,333 and Elite Equity Marketing purchased promissory notes valued at $66,000 that were originally designated for KCS Referral Service LLC.

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the three and six month periods ended June 30, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

      Summary Comparison of 2006 and 2005 Period Operations
       ----------------------------------------------------

                        Three month period ended    Six month period ended
                      June 30, 2006 June 30, 2005 June 30, 2006 June 30, 2005
                      ------------- ------------- ------------- -------------
Revenues, net         $    222,403  $    195,914  $    624,978  $    481,556

Cost of sales              111,457       125,180       318,739       229,508

Gross profit (loss)        110,946        70,734       306,239       252,048

Total operating expenses   419,337       223,008       828,427       430,887

Net operating loss        (308,391)     (152,274)     (522,188)     (178,839)

Total other income
  (expense)                 (8,669)       (5,538)      (14,015)       (5,538)

Net income (loss)         (317,060)     (157,812)     (536,203)     (184,377)

Net earnings (loss)
 per share            $      (0.00) $      (0.00) $      (0.01) $      (0.00)



Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. The following chart provides a breakdown of our sales for the 2006 and 2005 six month periods.

                                      June 30, 2006  June 30, 2005
                                      -------------  -------------
Secure Scan                           $     291,721  $     221,970
Digital Video                                 6,870         38,017
Visual First Responder                      302,120        219,691
Service, installation and training    $      24,267  $       1,878

Our marketing efforts have increased sales of our SecureScan and Visual First Responder, while sales of our ViewMaxx digital video decreased in the 2006 six month period when compared to the 2005 comparable period. We had strong sales of this product in the 2005 six month period, but that level of sales did not continue in 2006. Service, installation and training revenues increased due to the sales of our SecureScan and Visual First Responder sales.

Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales. In addition, the introduction of our new products that have biometric identification capabilities and new products the have the capability to sense enriched nuclear material may also increase our sales.

Our backlog at June 30, 2006, was approximately $382,000 compared to $160,000 at March 31, 2006. Our back log is carried in part by our third party manufacturers because purchase orders are placed with the manufacturers and they receive payment when we receive payment from the customer. However, the delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales includes costs of products sold and shipping costs. Cost of sales was approximately 47% to 50% of net revenues for the 2006 six month period and the three month period ended June 30, 2006 (the "2006 second quarter) and the three month period ended June 30, 2005 (the "2005 second quarter"). However, cost of sales was 63.9% of net revenues for the 2005 second quarter due to lower economy of scale factors. Management anticipates that the relative margins for product sales for each product line, assuming similar quantities sold and similar sourcing of components, should remain relatively the same during the remainder of 2006.

Total operating expense increased in the 2006 periods compared to the 2005 periods due to increases in all aspects of our operation expenses. Business development increased as a result of our active efforts to increase business. General and administrative expenses increased primarily due to increases in rent from the addition of office space in California and Florida.

Professional fees increased in the 2006 six month period due to an increase in engineering fees and recognition of the issuance of shares for services in the 2006 periods. We rely on independent contractors to provide services rather than hiring employees and we issued shares of our common stock for services under these contracts rather than deplete our cash. Salaries and benefits expenses increased due to the addition of three employees to our Florida office. We anticipate total operating expense will continue to increase as we continue business development, expand our sales channels, and possibly open regional sales and engineering offices with employees.

Total other expense for the 2006 six month period was related to interest on loans. Management anticipates interest expense to increase as a result of the subscription agreement with the Subscribers, described above, and our need to seek further private financing in the future to cover cash shortfalls.

Management believes net losses will continue in the short term as we expand our sales channels.

FACTORS AFFECTING FUTURE PERFORMANCE

     Our independent auditors have expressed substantial doubt whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months. We recorded a net loss of $536,203 for the six month period ended June 30, 2006 and have negative working capital of $851,428. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

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

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs. For example, our short term success will depend on the continued acceptance of the SecureScan portal and Visual First Responder product lines. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

     Our directors and officers are able to exercise significant influence over matters requiring stockholder approval.

Currently, our directors and executive officers collectively hold approximately 58.1% of the voting power of our common and preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 56.5 % of the total voting power as of the date of this report. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders. As a result, our minority stockholders may not have the opportunity to approve or consent to corporate actions or other transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We filed a preliminary Schedule 14C information statement on May 2, 2006, related to increasing our authorized common stock to 250,000,000, ratifying prior corporate actions and seeking new acquisitions and business opportunities. Due to SEC regulatory review, we intend to revise the preliminary Schedule 14C and file a definitive Schedule 14C within the next 30 days.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of View Systems, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed November 14, 2003)
3.2 By-Laws of View Systems (Incorporated by reference to exhibit 3.2 to Form 10-QSB, filed November 14, 2003)
4.1 View Systems, Inc. 2005(b) Professional/Consultant Compensation Plan, dated November 7, 2005 (Incorporated by reference to exhibit 4.1 to Form S-8 filed November 8, 2005)
4.2 Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)
10.1 View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)
10.2 Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)
10.3 Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)
10.4 Consulting Agreement between View Systems and Business Development Corporation, dated December 27, 2005 (Incorporated by reference to exhibit 10.4 to Form SB-2, as amended, filed February 2, 2006)
10.5 Engagement between View Systems and John F. Alexander, dated October 6, 2005 (Incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed February 2, 2006)
10.6 Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006 (Incorporated by reference to exhibit 10.6 to Form 10-KSB filed April 17, 2006)
10.7 Lease Agreement between View Systems and Commercial Management Associates, Inc., dated February 3, 2006
10.8 Lease Agreement between View Systems and Office World, dated February 20, 2006
21.1 Subsidiaries (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed March 31, 2003)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VIEW SYSTEMS, INC.


                                 /s/ Gunther Than
Date: August 14, 2006        By:____________________________________________
                                Gunther Than
                                Chief Executive Officer, Treasurer, Director
                                Principal Financial and Accounting Officer


                                 /s/ Michael L. Bagnoli
Date: August 14, 2006       By: __________________________________________
                                Michael L. Bagnoli
                                Secretary and Director