Form 10KSB/A
period 2005-12-31
VIEW SYSTEMS INC
filed 2006-09-11
CIK 1075857

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Issuer’s revenues for its most recent fiscal year: $1,172,163.

As of March 29, 2006 the issuer had 90,702,422 outstanding shares of common stock.  The aggregate market value of the registrant's voting stock held by non-affiliates on that date was approximately $12,820,571.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Explanatory Note

Due to an Securities and Exchange Commission review of this Form 10-KSB, we have expanded the disclosures in certain items to comply with the SEC’s comments.  The disclosures in this report are as of the initial filing date of April 17, 2006 and do not include subsequent events.

TABLE OF CONTENTS

PART I

Item 2.  Description of Property

3

PART II

Item 6.  Management’s Discussion and Analysis or Plan of Operations

3

PART III

Item 13.  Exhibits

10

Signatures

11

In this report references to “View Systems,” “we,” “us,” and “our” refer to View Systems, Inc. and its subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

PART II

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

For the next twelve months our primary challenge will be to add new products and develop our sales and distribution network into additional regions and markets in the United States and abroad.  We intend to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police shows and dealers shows.  When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.  After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

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

Management intends to finance our 2006 operations with the revenue from product sales and any cash short falls will be addressed through equity financing.  In December 2005 we completed a subscription agreement, discussed below in “Commitments and Contingent Liabilities”, that will provide for the purchase of convertible promissory notes through $100,000 installments over a five month period.  We will use this cash for marketing, working capital, and to enhance our presence in other geographical regions.

Historically, we have relied on private financing and revenues to satisfy our cash requirements for working capital.  For the year ended December 31, 2005 ( “2005”) we received cash from revenues of $1,172,163, proceeds of $312,534 from sales of our common stock and relied on advances of $64,000 from Gunther Than, our CEO.  For the year ended December 31, 2004 (“2004”), we received cash from revenues of $476,319, received proceeds of $933,800 from debt financing, proceeds of $157,900 from sales of common stock, and received advances from Mr. Than totaling $132,000.  Due to the increase in revenues in 2005 we were less reliant on financing.  Net cash provided by financing decreased in 2005 to $338,034 from $1,003,700 in 2004.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent escalator of 3%.   Operating leases for our offices in Florida and California total  approximately $2,350 per month. Rent expense was $81,216 for 2005 compared to $61,047 for 2004.  At December 31, 2005, future minimum payments for operating leases related to our office and manufacturing facilities were $97,646 through December 31, 2008.

Our total current liabilities at December 31, 2005 included accounts payable of $343,430, accrued expenses of $43,229, accrued interest of $77,000, accrued royalties of 75,000, loans to an officer of 64,000 and notes payable of $110,000.

At December 31, 2004, we are in default on a $110,000 note payable to a former stockholder of Xyros Technology which was due in 1999.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.

At December 31, 2004, did not have financing commitments in place to meet our expected cash requirements.  Our auditors expressed substantial doubt that we could continue as a going concern based on these operating losses.  To remedy this situation on September 22, 2005, we arranged for three accredited investors to pay notes payable of $237,357 that we owed to Niki Group, LLC and Compass Equity Partners LLC.  In consideration for the pay-off of this debt our board of directors authorized the issuance of an aggregate of 2,390,000 shares to three investors.  Starr Consulting, Inc. received 597,500 shares for $60,000 paid on the debt; Power Network, Inc. received 597,500 shares for $60,000 paid on the debt; and YT2K, Inc. received 1,195,000 shares for $120,000 paid on the debt.

Subscription Agreement

We entered into a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes are due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installment; however, other than the contractual agreement there is no guarantee that the Subscribers will purchase the promissory notes.

Starr Consulting, Inc. agreed to purchase convertible promissory notes in the aggregate amount of $166,667, which may be converted into 1,666,667 shares of our common stock.  Active Stealth, LLC and KCS Referral Service LLC each agreed to purchase convertible promissory notes in the aggregate amount of $166,666, convertible into 1,666,666 common shares.  On January 3, 2006, we closed the first $100,000 installment under this agreement and Starr Consulting purchased promissory notes valued at $33,334, Active Stealth purchased promissory notes of $33,333 and KCS Referral Service purchased promissory notes valued at $33,333.  In March 2006 we terminated this agreement with KCS Referral Service LLC, which reduced the amount we could receive under this agreement to $366,668.

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes.  The agreement provides that we must file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request.  We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers.  If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective.  We filed a registration statement on Form SB-2 on October 12, 2005, as amended, to register the underlying shares, but as of the date of this filing, the registration statement has not been declared effective.

If we fail to issue shares within 10 business days after a request by a Subscriber, then the Subscriber is entitled to a sum of money, whichever is greater of either (i) multiplying the outstanding principal amount of the note designated by the Subscriber by 130%, or (ii) multiplying the number of shares deliverable upon conversion of the amount of the note’s principal and/or interest at the conversion price that would be in effect on the deemed conversion date by the highest closing price of the common stock on the principal market for the period commencing on the deemed conversion date until the day prior to the receipt of the payment.

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

We first determine the value of the license using a projected cash-flow analysis to determine the present value of cash flows.  The test is done using assumptions as to various scenarios of increases and decreases in the revenue stream and applying a discount rate of 6%.  If the value achieved under these various methods is less than the carrying value of the assets then it is considered that an impairment has occurred and the asset’s carrying value is adjusted to reflect the impairment.

Management also makes estimates on the useful life of our licenses based on the following criteria:

1.

Whether other assets or group of assets are related to the useful life of the licenses,

2.

Whether any legal, regulatory or contractual provisions will limit the use of the assets,

3.

We evaluate the cost of maintaining the license,

4.

We consider the possible effects of obsolescence, and

5.

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

         2005

     2004

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

For 2005 total operating expense increased in 2005 compared to 2004.  The increase in 2005 was primarily a result of $1,774,696 of professional fees expense.  Approximately $1.5 million of the professional fees expense is related to consulting contracts with third parties which was recognized in 2005.  We rely on independent contractors to provide services rather than hiring employees.  During 2005 our business was growing and we contracted with independent contractors to assist our growth and the fair value of the shares issued for these services was recognized as professional fees expense.

For example we entered into agreements with independent contractors during the fourth quarter of 2005.  We entered into a engineering consulting agreement with John F. Alexander, dated October 6, 2005, and agreed to issue him 10,000 shares per month.  The term of the consulting agreement was for a one year period beginning January 2, 2005 and renewed automatically.   We also entered into a consulting agreement, dated December 27, 2005, with Business Development Corporation, Inc., a Nevada corporation, located in Palm Springs, California (“Business Development”).  In consideration for 2,500,000 shares, Business Development agreed to act as an independent consultant, to provide financing, public relations, business modeling and corporate development related to acquisitions, mergers and financing for a one year term.  We also paid for legal services with 300,000 shares and investor relation services for 500,000 shares plus 1,500,000 warrants at $0.10 per share.

Management anticipates that our professional fees related to consulting contracts will decrease in the next quarter due to the non-recurring nature of the third party consulting contracts.  The majority of these contracts were for a term of one year or less and the majority of the shares required under these agreements have been issued.  We do not anticipate that we will enter into additional contracts during the next quarter that will require issuance of additional shares.

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

PART III

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

10.5

Engagement between View Systems and John F. Alexander, dated October 6, 2005

10.6

Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006, filed April 17, 2006

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

Date: September 8, 2006

By:    /s/ Gunther Than

Gunther Than, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 8, 2006

    /s/ Gunther Than

Gunther Than, CEO, Principal Financial and Accounting Officer,

Treasurer and Director

Date: September 8, 2006

   /s/ Martin J. Maassen

Martin J. Maassen

Director

Date: September 8, 2006

   /s/ Michael L. Bagnoli

Michael L. Bagnoli

Director and Secretary