Form 10QSB
period 2006-09-30
VIEW SYSTEMS INC
filed 2006-11-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-30178

VIEW SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	59-2928366
(State of incorporation)	(I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227

(Address of principal executive offices)

(410) 242-8439

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

Yes  [   ]   No [X]

As of October 26, 2006 View Systems, Inc. had 92,217,422 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]    No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

16

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 6.  Exhibits

17

Signatures

18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc.

Consolidated Financial Statements

September 30, 2006

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	$ 16,723	$ 8,708
Accounts Receivable (Net of Allowance of $16,675 and $64,486
as of September 30, 2006 and December 31, 2005)	159,446	280,001
Inventory	155,715	72,012
Total Current Assets	331,884	360,721

Property & Equipment (Net)	27,966	18,043

Other Assets
Licenses	1,676,854	1,626,854
Due from Affiliates	117,341	95,575
Deposits	9,646	7,291
Total Other Assets	1,803,841	1,729,720

Total Assets	$ 2,163,691	$ 2,108,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 504,787	$ 343,430
Accrued Expenses	58,135	43,229
Accrued Interest	98,502	77,000
Accrued Royalties	56,250	75,000
Loans from Shareholder	103,300	64,000
Notes Payable	536,426	110,000
Total Current Liabilities	1,357,400	712,659

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 92,337,422	92,338	-
Issued and Outstanding 90,775,752	-	90,776
Additional Paid in Capital	19,438,109	19,293,804
Retained Earnings (Deficit)	(18,795,873)	(18,060,472)
Total Stockholders' Equity	806,291	1,395,825

Total Liabilities and Stockholders' Equity	$ 2,163,691	$ 2,108,484

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
	(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues, Net	$ 177,950	$ 338,941	$ 802,928	$ 820,497

Cost of Sales	90,754	109,541	409,493	339,049

Gross Profit (Loss)	87,196	229,400	393,435	481,448

Operating Expenses
Business Development	34,330	28,218	147,707	60,864
General & Administrative	65,858	57,724	260,605	151,744
Professional Fees	19,375	323,466	122,807	393,322
Salaries & Benefits	156,106	87,304	572,977	321,669

Total Operating Expenses	275,669	496,712	1,104,096	927,599

Net Operating Income (Loss)	(188,473)	(267,312)	(710,661)	(446,151)

Other Income (Expense)
Interest Expense	(10,725)	(2,961)	(24,740)	(8,499)

Total Other Income (Expense)	(10,725)	(2,961)	(24,740)	(8,499)

Net Income (Loss)	$ (199,198)	$ (270,273)	$ (735,401)	$ (454,650)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	92,004,089	83,304,922	91,271,864	79,990,172

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2004	-	$ -	76,533,922	$ 76,534	$ 17,119,596	$ (15,691,496)

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in payment of accounts payable	-	-	128,000	128	18,872	-

January - March 2005 - shares issued for services	-	-	1,805,000	1,805	191,335	-

April - June 2005 - shares issued for cash	-	-	2,287,500	2,288	114,713	-

April - June 2005 - shares issued for services			1,242,000	1,242	77,004	-
	-	-
July - September 2005 - shares issued for cash			612,000	612	55,588	-
	-	-
July - September 2005 - shares issued for services			150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 - shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 - shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,368,976)

Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,060,472)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 -shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

Net loss for the period ended September 30, 2006	-	-	-	-	-	(735,401)

Balance, September 30, 2006	7,171,725	$ 71,717	92,337,422	$ 92,338	$ 19,438,109	$ (18,795,873)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$ (735,401)	$ (454,650)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	9,000	7,379
Adjustment to allowance for doubtful accounts	(47,811)	-
Stock issued for services	138,200	368,850

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	168,367	(38,631)
Inventories	(83,703)	35,000
Deposits	(2,355)	(2,872)
Increase (Decrease) in:
Accounts Payable	161,357	(173,729)
Accrued Expenses	14,906	(77,210)
Accrued Interest	21,502	-
Accrued Royalties	(18,750)	-
Net Cash Provided (Used) by Operating Activities	(374,688)	(335,863)

Cash Flows from Investing Activities:
Purchases of equipment	(18,924)	(13,096)
Purchase of licenses	(50,000)	-
Funds advanced (to) from affiliated entities	(21,766)	(9,118)
Net Cash Used In Investing Activities	(90,690)	(22,214)

Cash Flows from Financing Activities:
Funds provided by issuance of notes payable	393,093	-
Funds advanced from stockholders	39,300	-
Proceeds from stock issuance	41,000	188,700
Net Cash Provided by Financing Activities	473,393	188,700

Increase (Decrease) in Cash	8,015	(169,377)
Cash and Cash Equivalents at Beginning of Period	8,708	173,486

Cash and Cash Equivalents at End of Period	$ 16,723	$ 4,109

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the Nine Months Ended
September 30,
	2006	2005

Cash Paid For:
Interest	$ 2,690	$ 399
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable	$ -	$ 19,000

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

September 30, 2006

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

$

SecureScan Concealed Weapons Detection System – a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to suggest the location of certain kinds of threat objects or other undesirable objects such as cell phones or digital cameras.  The control unit for this patented product combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning.  The software system’s architecture allows for remote monitoring, networking and integration of biometrics and access control devices.

$

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into SecureScan.  The control unit can be programed to automatically search against “most wanted” or outstanding warrant databases.  Access control methods such as magnetic door locks can and have been incorporated

$

Central monitoring or video command centers which have and can be combined with the SecureScan product.

$

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the SecureScan portal.

$

A patented integrated and networkable neutron and gamma-ray radiation sub-system which is being integrated into other detection systems.

$

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

$

Visual First Responder – a lightweight, wireless camera system housed in a tough, waterproof flashlight body.  The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The Visual First Responder is able to transmit high quality video in the most difficult environments.  It uses a triple-diversity antenna system that minimizes signal distortion in difficult environments.  A multitude of these systems have been deployed by the Department of Defense in combat areas.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

In June 2006 we previewed our Biometric SecureScan III which includes positive identification and biometric verification capabilities.  The SecureScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver’s licenses and passports, and a visitor badge printing system.

We are continuing to develop the integration of nuclear sensor technology into our SecureScan and our Visual First Responder products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs”.  In addition, this technology will be used in stand alone handheld portable detectors or network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.  This technology is based on existing patents owned by the United States government and is licensed exclusively to View Systems for the purpose of commercializing it.

For the next twelve months our primary challenge will be to continue to develop our sales and distribution network into additional regions and markets in the United States and abroad.  During the third quarter of 2006 we have expanded our dealers and resellers in the Mid-West and Southwest region of the United States.  We have continued to explore international markets in the Mid-East and Thailand and have to establish some international realtionships such as distributors and dealers.

In September we introduced a new product offering marketed as the “LAW.”  This product is a handheld metal detector designed to improve police officer safety. We do not manufacture this product but use it as an adjunct to the SecureScan and sell it separately.

In October we introduced a new wireless network detection system that senses cell phones and recognizes their identity, can intercept their transmissions and/or pass the signal on or return “network busy” signals.  It is currently a military product and we are intending to deploy it exclusively in the correctional facilities market.  Response to and interest in this technology has been from high security situations.

We have been and plan to continue to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police shows and dealers shows.  When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.  After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

In the short term, management plans to raise funding through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.  Then the next phase of our business plan is to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses.

We have identified a company for acquisition that has just received a patent for an encryption engine which secures wireless and wired transactions (voice, data and video) from hackers and intruders.  The technology is a market disruptive technology which supercedes any other encryption and security methods currently used.  Both inventors have been career encryption specialists with the federal government at the highest and most secure levels.  We have also identified a second company which is a Department of Defense service provider that is based in the Mid-east.  This company has significant revenues and a cadre of consultants that will be of great benefit during the deployment of our products in that region.  We are in the initial stages of negotiations for these acquisitions and we have not entered into a definite agreement with either company as of the date of this filing.

We have also entered into an agreement with an international distribution corporation based in Australia that serves several major sports markets including soccer, cricket, Formula 1 racing and Olympic venues ranging from China to Bahrain.  The agreement gives View Systems access to more than forty dealerships worldwide.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses for the past two fiscal years and had a net loss of $735,401 for nine month period ended September 30, 2006.  Our net revenues from product sales are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern unless we obtain financing.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the nine month period ended September 30, 2006 (the “2006 nine month period”) we received cash from revenues of $802,928, proceeds from debt financing of $393,093, $41,000 from sales of our common stock and $39,000 from stockholder advances.  We also paid for services valued at $138,200 with 1,235,000 shares of our common stock.

At our current revenue levels management believes we will require an additional $500,000 during the next six months to satisfy our cash requirements of approximately $100,000 per month.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  Management anticipates that revenue from product sales and debt financing will fund operations for the next twelve months.

Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  We cannot assure you that we will be able to obtain financing on favorable terms and if we cannot obtain financing, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

Our base rent for operating leases related to our principal office and manufacturing facility is approximately $2,870 per month, with an annual rent escalator of 3%.  At December 31, 2005, future minimum payments for operating leases related to our office and manufacturing facility were $97,646 through December 31, 2008.  We also lease two additional offices.  We lease a 1,299 square foot sales, engineering and manufacturing office in the East Point Business Center in Jacksonville, Florida.  This lease has a base rent of approximately $1,500 with a 4% annual escalator and expires on January 1, 2008.  The second sales and engineering office is located in Office World Plaza in Lomita, California, near Los Angeles.   We lease this office for $850 per month and this lease expires February 28, 2007. Our total current liabilities increased to $1,357,400 at September 30, 2006 compared to $712,659 at December 31, 2005.  The increase was the result of increased accounts payable, loans from stockholders of $103,300 and notes payable of $536,426 related to the subscription agreement discussed below.

At September 30, 2006, we are in default on a $110,000 note payable to a former stockholder of Xyros Technology which was due in 1999.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.  At this time, the entity is no longer in existence and we have been unable to locate the principals of that company.

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

The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes are due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, other than the contractual agreement there is no guarantee that the Subscribers will purchase

the promissory notes.   As of September 30, 2006 the Subscribers have purchased promissory notes in the aggregate of $333,331.

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes.  We agreed to file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request.  We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers.  If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective.

If we fail to issue registered shares within 10 business days after a request by a Subscriber, then the Subscriber is entitled to a sum of money, whichever is greater of either (i) multiplying the outstanding principal amount of the note designated by the Subscriber by 130%, or (ii) multiplying the number of shares deliverable upon conversion of the amount of the note’s principal and/or interest at the conversion price that would be in effect on the deemed conversion date by the highest closing price of the common stock on the principal market for the period commencing on the deemed conversion date until the day prior to the receipt of the payment.

We filed a registration statement on Form SB-2 on February 2, 2006 to register the underlying shares for conversion of the promissory notes, but we withdrew that registration statement in August 2006 due to regulatory delays.  As of the date of this filing, the subscription agreement has not been fully performed and the note holders have not requested conversion of the promissory notes.  We have not received a notice of default from the note holders and no liquidated damages have accrued.

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

$

Whether other assets or group of assets are related to the useful life of the licenses,

$

Whether any legal, regulatory or contractual provisions will limit the use of the assets,

$

We evaluate the cost of maintaining the license,

$

We consider the possible effects of obsolescence, and

$

Whether there is maintenance or any other costs associated with the license.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three and nine month periods ended September 30, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended Sept. 30, 2006 Sept. 30, 2005		Nine month period ended Sept. 30, 2006 Sept. 30, 2005
Revenues, net	$ 177,950	$ 338,941	$ 802,928	$ 820,497
Cost of sales	90,754	109,541	409,493	339,049
Gross profit (loss)	87,196	229,400	393,435	481,448
Total operating expenses	275,669	496,712	1,104,096	927,599
Net operating loss	(188,473)	(267,312)	(710,661)	(446,151)
Total other income (expense)	(10,725)	(2,961)	(24,740)	(8,499)
Net income (loss)	$ (199,198)	$ (270,273)	$ (735,410)	$ (454,650)
Net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.  The following chart provides a breakdown of our sales for the 2006 and 2005 nine month periods.

	Sept. 30, 2006	Sept. 30, 2005
SecureScan	$ 453,246	$ 407,342
Digital Video	12,685	50,337
Visual First Responder	308,710	360,940
Service, installation and training	$ 28,287	$ 1,878

We have experienced a decline in net revenues for each quarter of 2006.  Our marketing efforts have maintained the  sales numbers for our SecureScan and Visual First Responder, while sales of our ViewMaxx digital video decreased in the 2006 nine month period when compared to the 2005 comparable period.  We had strong sales of this product in the 2005 nine month period, but that level of sales did not continue in 2006.  Service, installation and training revenues increased due to the sales of our SecureScan and Visual First Responder sales.

Management anticipates increases in revenues as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  In addition, the introduction of our new products that have biometric identification capabilities and new products the have the capability to sense enriched nuclear material may also increase our revenues.

Our backlog at September 30, 2006, was approximately $650,000 compared to $160,000 at March 31, 2006.  Our back log is carried in part by our third party manufacturers because purchase orders are placed with the manufacturers and they receive payment when we receive payment from the customer.  However, the delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales includes costs of products sold and shipping costs.  Cost of sales was approximately 51.0 % of net revenues for the 2006 nine month period and the three month period ended September 30, 2006 (the “2006 third quarter).   However, cost of sales was 41.3% of net revenues for the nine month period ended September 30, 2005 (the “2005 nine month period”) and 32.2% of net revenues for the three month period ended September 30, 2005 (the “2005 third quarter”).  Cost of sales as a percentage of net revenues were increased in the 2006 periods due to lower economy of scale factors.  Management anticipates that the relative margins for product sales for each product line, assuming similar quantities sold and similar sourcing of components, should remain relatively the same during the remainder of 2006.

Total operating expense decreased in the 2006 third quarter compared to the 2005 third quarter, but these expenses increased in the 2006 nine month period compared to the 2005 nine month period.  The decrease for the 2006 third quarter was primarily due to decreased engineering fees and no recognition of compensatory expense from the issuance of shares for services in the 2006 third quarter.  We rely on independent contractors to provide services rather than hiring employees and we issued shares of our common stock for services under these contracts rather than deplete our cash.  When shares are issued for services we recognize a compensatory expense.

Total operating expense increased in the 2006 nine month period compared to the 2005 nine month period due to increases in business development expense related to our active efforts to increase business.  General and administrative expenses increased primarily due to increases in rent from the addition of office space in California and Florida.  Salaries and benefits expenses increased due to the addition of three employees to our Florida office.  We anticipate total operating expense will continue to increase as we continue business development, expand our sales channels, and possibly open regional sales and engineering offices with employees.

Total other expense for the 2006 periods was related to interest expense on loans.  Management anticipates interest expense to increase as we seek further private financing in the future to cover cash shortfalls.

We recorded net losses for the 2006 and 2005 periods and management believes net losses will continue in the short term as we expand our sales channels.

FACTORS AFFECTING FUTURE PERFORMANCE

Our independent auditors have expressed substantial doubt whether we can continue as a going concern.

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months.  We recorded a net loss of $735,401 for the nine month period ended September 30, 2006 and have negative working capital of $1,025,516.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

Currently, our directors and executive officers collectively hold approximately 56.9% of the voting power of our common and preferred stock entitled to vote on any matter brought to a vote of the stockholders.   Specifically, Gunther Than, our CEO, holds approximately 55.9 % of the total voting power as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.  As a result, our minority stockholders may not have the opportunity to approve or consent to corporate actions or other transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by View Systems through the date of this filing that have not been previously disclosed.

On March 30, 2006 we issued 100,000 shares to Mike Luke for $10,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During May 2006 we issued an aggregate of 1,075,000 shares to eight persons for services valued at $122, 200.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 10, 2006 we issued 60,000 shares to John Voss for $6,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuances of our securities, we believe that each purchaser:

was aware that the securities had not been registered under federal securities laws;

$

acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;

$

understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

$

was aware that the certificate representing the securities would bear a legend restricting their transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We filed a preliminary Schedule 14C information statement on May 2, 2006, related to increasing our authorized common stock to 250,000,000, ratifying prior corporate actions and approval of other corporate matters.  The SEC conducted a regulatory review of the preliminary Schedule 14C and on August 14, 2006 we filed a revised preliminary Schedule 14C information statement.  As of the date of this filing, the SEC is continuing its regulatory review and we intend to file another revised preliminary Schedule 14C.

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

10.2

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)

10.3

Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)

10.4

Lease Agreement between View Systems and Commercial Management Associates, Inc., dated February 3, 2006 (Incorporated by reference to exhibit 10.7 to Form 10-QSB, filed November 10, 2005)

10.5

Lease Agreement between View Systems and Office World, dated February 20, 2006 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)

21.1

Subsidiaries (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed March 31, 2003)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: November 13, 2006

By: /s/ Gunther Than

Gunther Than

Chief Executive Officer, Treasurer, Director

Principal Financial and Accounting Officer

Date: November 13, 2006

By:/s/ Michael L. Bagnoli

Michael L. Bagnoli

Secretary and Director