Form 10KSB/A
period 2004-12-31
VIEW SYSTEMS INC
filed 2007-03-13
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

Amendment No. 2

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2004

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 0-30178

VIEW SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	59-2928366 (I.R.S. Employer Identification No.)

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

Issuer’s revenues for the year ended December 31, 2004: $476,319

As of March 5, 2007 the issuer had 92,647,422 outstanding shares of common stock.  The aggregate market value of the registrant's voting stock held by non-affiliates on that date was approximately $8,679,950.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

Due to a regulatory review by the SEC, we have restated our financial statements for the years ended December 31, 2004 and 2003.  See Note 12 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of March 31, 2005 and do not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Management’s Discussion and Analysis and Plan of Operation

3

Item 7.  Financial Statements

7

Item 8A.  Controls and Procedures

25

PART III

Item 12.  Certain Relationships and Related Transactions

 25

Item 13.  Exhibits

26

Signatures

27

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

PART II

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

Our revenues for the years ended December 31, 2004 and 2003 were primarily from sales of our products. Management believes that heightened attention to terrorism and other security threats will continue to drive growth in the market for security products.  We have incurred net losses for the past two years, but have implemented strategies to reduce cash used in operating activities.  Also, we have increased the efficiency of our processes and focused our development efforts on products with greater sales potential.

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

During the 2003 year we completed our single largest manufacturing run of SecureScan Concealed Weapons Detection portals by building 20 portals.  We worked diligently to make engineering design changes to the SecureScan product to accommodate the price points required by competitive pressures.  We expanded this product line in late 2003 when we combined our SecureScan technology with School Technology Management, Inc.'s student time and attendance program.  Second phase testing of the combined technology, conducted in early 2004, produced positive results, which lead to the National Institute of Justice providing $500,000 to the U.S. Department of Energy Idaho National Engineering and Environmental Laboratory to further refine the sensor circuitry and develop new and more sensitive magnetometers at a reduced cost.  These changes will result in reduced manufacturing costs, a wider portal opening size and improved object recognition ability.

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

Another major emphasis for the next twelve months is to continue our SecureScan manufacturing cost reduction objectives.  We reduced manufacturing costs of the SecureScan product by 25% in the first quarter of 2004.  We intend to select key expensive components of the SecureScan system and replace them with performance equivalent, less expensive parts.  The final phase of the manufacturing cost reductions will be a cost reduction per unit in the fabrication of the gradiometer sensors.  In addition, we anticipate completing circuitry conversions to fully digital signal processing from digital to analog and back to digital, along with replacing over-engineered housings in the SecureScan portals.  We also intend to reduce assembly time and testing times to save additional manufacturing costs.  The latest round of cost reductions should decrease the manufacturing cost an additional 50% to the $4,000 to $5,000 cost level with full digital and wireless communications ability.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,291,436 at December 31, 2004.  We rely on private financing, revenues and advances from related parties to fund our operations.  At December 31, 2004 we did not have financing commitments in place to meet our expected cash requirements.  Our auditors have expressed substantial doubt that we can continue as a going concern based on our operating losses.  Management intends to focus our efforts on reduction of manufacturing costs and expects revenues to increase as we develop our sales and marketing channels.  However, management also believes we will incur operating losses for the near future and will need to rely on private financing to satisfy our cash requirements.

For the year ended December 31, 2003 ( "2003 year") we recorded revenues of $569,952 and received $817,820 in debt financing and $508,550 in proceeds from sales of our common stock.  For the year ended December 31, 2004 ("2004 year"), we recorded revenues of $476,319, received $933,800 from debt financing, $157,900 from sales of common stock and received advances of $132,000 from Gunther Than, our CEO.

We also issue our common stock in consideration for services rendered to us to avoid using our limited cash.  For the year ended December 31, 2004 we issued 702,000 shares, valued at $144,480, to officers and employees and 1,502,850 shares, valued at $209,124 to independent contractors and consultants.  For the year ended December 31, 2003, we issued 1,690,000 shares, valued at $196,500, to officers and employees and issued 2,725,000 shares, valued at $117,200, to independent contractors and consultants.  Management anticipates that we will continue to issue shares for services in the short term.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities of $580,823 include accounts payable of $265,775, accrued expenses of $100,548, accrued interest of $66,000 and notes payable of $148,500.  At December 31, 2004 future minimum payments for operating leases related to our principal office and manufacturing facility were $19,964 through 2006.  Rent expense was $61,047 for the 2003 year compared to $52,900 for the 2004 year.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2004	2003
Revenues, net	$ 476,319	$ 569,952
Cost of sales	257,179	257,632
Gross profit (loss)	219,140	312,320
Total operating expenses	1,474,432	2,937,201
Loss from operations	(1,255,292)	(2,624,881)
Total other income (expense)	(36,144)	(26,411)
Net income (loss)	(1,291,436)	(2,651,292)
Net income (loss) per share	$ (0.02)	$ (0.05)

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

Sales of the SecureScan product line dropped in 2004 while we focused our sales and marketing efforts on the Visual First Responder product line.

The following chart provides a breakdown of our sales in 2004 and 2003.

	Dec. 31, 2004	Dec. 31, 2003
Secure Scan	$ 24,800	$ 319,145
ViewMaxx	153,271	243,441
Visual First Responder	296,100	0
Service	2,148	7,366

Costs of sales remained relatively the same in the 2004 year compared to the 2003 year.  However, management expects cost of sales to increase as we expand our marketing efforts.  As a result of the decrease in revenues our gross profit decreased 29.8% for the 2004 year compared to 2003. For the 2004 year total operating expense decreased 49.8% compared to the 2003 year.  The 2004 decrease was the result of a 5.0% decrease in general and administrative expenses, a 47.2% decrease in professional fees due to reduced contracts with engineers, a 25.2% decrease in salaries and benefits and recording business development expenses in 2003 compared to none in 2004.

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

As a result of the above changes, we recorded a 51.3% decrease in net loss for the 2004 year compared to the 2003 year and decreased our loss per share from $0.05 for the 2003 year to $0.02 for the 2004 year.

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

ITEM 7.  FINANCIAL STATEMENTS

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

C O N T E N T S

Report of Independent Registered Public Accounting Firm

8

Balance Sheets

9

Statements of Operations

10

Statements of Stockholders' Equity

11

Statements of Cash Flows

12

Notes to the Financial Statements

14

CHISHOLM, BIERWOLF & NILSON

Certified Public Accountants

A Limited Liability Partnership	533 W. 2600 S., Suite 250 Bountiful, Utah 84010	Office 801) 292-8756 Fax (801) 292-8809

INDEPENDENT AUDITORS’ REPORT

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2004.  Additionally, the Company is in default on its debt obligations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, there was an error in reporting a payment of a loan from an officer, resulting in a loan receivable to this officer.  This error was discovered by management as a result of a regulatory review.  In addition, the financial statements have been changed to reflect amortization of the licenses over a defined life. Prior to the restatement the company considered the licenses to have an indefinite life with no amortization of the costs.  Accordingly, the financial statements have been restated to correct the errors and disclosures.

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 23, 2005, except for Notes 1, 5, 6, 11 and 12

Dated January 20, 2007

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
December 31,
2004
(Restated)
Current Assets
Cash	$173,486
Accounts Receivable (Net of Allowance of $20,054)	108,342
Inventory	61,197

Total Current Assets	343,025

Property & Equipment (Net)	14,803

Other Assets
Licenses	1,416,938
Due from Affiliates	98,457
Deposits	2,319

Total Other Assets	1,517,714

Total Assets	$1,875,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$265,775
Accrued Expenses	100,548
Accrued Interest	66,000
Notes Payable	148,500

Total Current Liabilities	580,823

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 0	-
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 76,533,922	76,534
Additional Paid in Capital	17,119,596
Retained Earnings (Deficit)	(15,901,411)

Total Stockholders' Equity	1,294,719

Total Liabilities and Stockholders' Equity	$1,875,542

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2004	2003
	(Restated)	(Restated)

Revenues, Net	$ 476,319	$ 569,952

Cost of Sales	257,179	257,632

Gross Profit (Loss)	219,140	312,320

Operating Expenses
Business Development	-	155,130
General & Administrative	386,085	406,440
Professional Fees	286,323	542,612
Bad Debt	148,928	71,000
Salaries & Benefits	653,096	873,361
Valuation/Impairment Loss	-	888,658

Total Operating Expenses	1,474,432	2,937,201

Net Operating Income (Loss)	(1,255,292)	(2,624,881)

Other Income (Expense)
Loss on Sale of Assets	-	(14,839)
Interest Expense	(36,144)	(11,572)

Total Other Income (Expense)	(36,144)	(26,411)

Net Income (Loss)	$ (1,291,436)	$ (2,651,292)

Net Income (Loss) Per Share	$ (0.02)	$ (0.05)

Weighted Average Shares Outstanding	68,924,152	51,529,119

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2002	44,598,620	$ 44,598	$ 13,810,878	$ (11,958,683)

January - March 2003 - shares issued for cash	676,999	677	85,873	-

January 2003 - shares issued for services	445,000	445	51,755	-

July - September 2003 - shares issued for cash	3,220,000	3,220	318,780	-

September 2003 - shares issued for payment of notes payable	300,000	300	29,700	-

September 2003 - shares issued for services	500,000	500	59,500	-

September 2003 share issued to employees	1,600,000	1,600	190,400	-

September 2003 - shares issued for payment of notes payable	10,800,000	10,800	755,520	-

October 2003 - shares issue for services	190,000	190	9,310	-

Forgiveness of Debt by subsidiary-contribution	-	-	193,293	-

October-December 2003 - shares issued for cash	400,000	400	99,600	-

Net loss for the year ended December 31, 2003				(2,651,292)

Balance, December 31, 2003	62,730,619	$ 62,730	$ 15,604,609	$ (14,609,975)

Cancellation of shares	(100,000)	(100)	(4,900)	-

January - March 2004 - shares issued for cash	244,500	245	34,755	-

January - March 2004 - shares issued for services	932,000	932	203,048	-

April - June 2004 - shares issued for cash	84,333	84	11,916	-

April - June 2004 - shares issued for services	221,250	221	39,979	-

June 2004 - shares issued for payment
of notes payable and accrued interest	5,221,050	5,221	516,884	-

July - September 2004 - shares issued for cash	100,000	100	19,900	-

July - September 2004 - shares issued for services	781,600	782	108,642	-

September 2004 - shares issued in settlement of litigation	2,000,000	2,000	178,000	-
				-
October - December 2004 - shares issued for cash	1,066,750	1,067	89,833	-

December 2004 - shares issued for payment
of notes payable and accrued interest	3,251,820	3,252	321,930	-

Cost of issuance of common stock	-	-	(5,000)	-

Net loss for the year ended December 31, 2004	-	-	-	(1,291,436)

Balance, December 31, 2004	76,533,922	$ 76,534	$ 17,119,596	$ (15,901,411)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2004	2003
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$ (1,291,436)	$ (2,651,292)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	134,848	150,118
Impairment of Assets	-	888,658
(Gain) Loss on Disposal of Assets	-	14,839
Bad Debts	148,928	71,000
Accrued interest paid with stock	13,987	-
Stock Issued for Services	353,604	313,700
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(32,182)	(143,376)
Inventories	32,044	(21,916)
Prepaid expenses	-	(655)
Other Assets	2,500	(2,287)
Increase (Decrease) in:
Accounts Payable	(208,439)	211,747
Accrued Expenses	(3,967)	157,895

Net Cash Provided (Used) by Operating Activities	(850,113)	(1,011,569)

Cash Flows from Investing Activities:
Advances (to)/ receipt from related party	-	76,869

Net Cash Provided (Used) by Investing Activities	-	76,869

Cash Flows from Financing Activities:
Proceeds from debt financing	933,800	817,820
Proceeds from stock issuance	157,900	508,550
Proceeds from related party advances	132,000	1,500
Payments on related party advances	(132,000)	(1,500)
Cost of issuance of common stock	(5,000)	-
Principal Payments on Notes Payable	(83,000)	(375,000)

Net Cash Provided (Used) by Financing Activities	1,003,700	951,370

Increase (Decrease) in Cash	153,587	16,670

Cash and Cash Equivalents at Beginning of Period	19,899	3,229

Cash and Cash Equivalents at End of Period	$ 173,486	$ 19,899

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

For the Year Ended
December 31,
	2004	2003
	(Restated)	(Restated)

Cash Paid For:
Interest	$ 25,144	$ 572
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Stock Issued in payment for Note Payable	$ 833,300	$ 796,320

Stock issued in payment of accounts payable	$ 200,000	$ -

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

BBWI is the management and operating contractor of the INEEL under its Contract No. DE-AC07-99ID13727 (“M&O Contract”) and has the authorization, right and ability to grant the license of the Agreement.  The licenses allow View Systems to commercially develop, manufacture, use, sell and distribute processes and products embodying the U.S. Patent No. 6.150.810 “Method for Detecting the Presence of a Ferromagnetic Object Using Maximum and Minimum Magnetic Field Data”, and U.S. Patent Application S/N 10/623,372, “Communication Systems, Camera Devices, and Communication Methods”.

The valuation of these licenses consist of the cost of acquiring Milestone, i.e. the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years. Amortization expense for the years ended December 31, 2004 and 2003 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2004.  It was determined to not be impaired.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Deferred income taxes are recorded under the assets and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective.  Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

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

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2004 and 2003, the Company incurred net losses of $1,291,436 and $2,651,292, respectively.  During 2004 and 2003, the Company implemented a strategy to reduce its cash used in operating activities which included reductions in personnel and facilities expense.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

To date, the Company has financed its operations primarily through private financing.  It is management’s intention to finance 2005 operations through an additional equity financing.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141"), issued in June 2001, addresses financial accounting and reporting for business combinations which were initiated after June 30, 2001.  This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.  The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or the results of operations.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

3.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets (“SFAS NO. 142"), issued in June 2001, addresses financial accounting and reporting for acquired goodwill and intangible assets.  The provisions of SFAS No 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  The adoption of SFAS No. 142 required the cessation of goodwill amortization for 2002 which decreased net loss for 2002 by $113,135 and the write off of goodwill in 2003 resulting in a decreased net loss of $787,248.

Statement of Financial Accounting Standards No 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs.  SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2001.  The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of  Disposal of Long-Lived Assets (“SFAS No. 144”), issued in October 2001, addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002, or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statements No 44, Accounting for Intangible Assets of Motor Carriers.  This Statement Amends FASB Statement No. 4 and FASB Statement No 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritive pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

3.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  The adoption of SFAS did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.   The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The application of the requirements of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123, effective for fiscal years ending after December 15, 2002.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

4.  BUSINESS COMBINATION

The Company purchased 100% of the common stock of Milestone Technology, Inc., effective March 25, 2002.  The purchase was accomplished in two transactions.  The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company’s common stock.  In March 2002, the Company acquired the remaining 94% of Milestone for 3,300,000 share of the Company’s common stock.  Based on the market value of the Company’s common stock ($0.55 per share in December and $0.31 per share in March) the total cost of the acquisition was $1,298,000.

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

6. NOTES PAYABLE

Notes payable as of December 31, 2004 consist of the following:

Note payable – due to an individual, non-interest bearing

due on demand

9,500

Note payable – due to an individual, non-interest bearing

due on demand

3,000

Note payable – due to an individual, non-interest bearing

due on demand

11,000

Note payable - due to an individual, non-interest bearing,

due on demand

15,000

Notes payable - due former stockholder of Zyros Technology,

due on demand, interest at 10% per annum

10,000

Total Notes Payable

$148,500

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

6. NOTES PAYABLE

The notes payable due former stockholders of Xyros Technology, which was acquired by the Company in 1999 was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

7.  INCOME TAXES

The components of the net deferred tax asset and liability as of December 31, 2004 are as follows:

Effect of net operating loss carryforward

  6,188,178

Less evaluation allowance

(6,188,178)

Net deferred tax asset (liability)

$               -

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

Total minimum future rental payment

$19,964

9.  STOCK BASED COMPENSATION

During the years ended December 31, 2004 and 2003 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

9.  STOCK BASED COMPENSATION

Restricted Stock Grants

The Company’s Board of Directors and stockholders have approved a restricted share plan under which shares of the Company’s common stock will be granted to employees, officers and directors at the discretion of the Board of Directors.  During 2004 and 2003, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

2004

2003

Number

Expense

Number

Expense

of Shares

Recognized

of Shares

Recognized

Officers and employees

    702,000

$

144,480

1,690,000

$  196,500

Independent contractors and

   consultants

  1,502,850

209,124

1,035,000

 117,200

Total

2,204,850

$

353,604

2,725,000

     313,700

Officers’ and employees’ compensation was based on the fair market value of the common stock issued on the date of grant less a discount of 10% due to the restricted nature of the grant.  Independent contractors and consultants expense was based on the estimated value of services rendered.

Stock Options and Warrants

The Company adopted the 1999 Stock Option Plan during the year ended December 31, 1999.  The Plan reserves 4,500,000 shares of the Company’s unissued common stock for options.  Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of the grant.

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2004 and 2003 is as follows:

2003

Common

Weighted

Stock

Average

Range of

Options

Exercise Price

Exercise Price

Outstanding at beginning of year

107,690

$

1.63

$

.01 - 2.07

Granted

-

-

-

Exercised

-

-

-

Expired/Cancelled

             -

             -

            -

Outstanding at end of year

107,690

$

1.63

$

.01 - 2.07

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

9.  STOCK BASED COMPENSATION

2004

Common

Weighted

Stock

Average

Range of

Options

Exercise Price

Exercise Price

Outstanding at beginning of year

107,690

$

1.63

$

.01 - 2.07

Granted

-

-

-

Exercised

-

-

-

Expired/Cancelled

            -

             -

            -

Outstanding at end of year

107,690

$

1.63

$

.01 - 2.07

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

11.  RELATED PARTY TRANSACTIONS

In order for the Company to meet its financial obligations, the Company’s president Gunther Than, loans the Company funds on occasion and is repaid when funds are available.  During 2004 and 2003 Mr. Than advanced the Company a total of $132,000 and $1,500, respectively.  Amounts paid back to Mr. Than in 2004 and 2003 totaled $132,000 and $1,500, respectively, leaving balances dues as of December 31, 2004 and 2003 of $0.

12.  RESTATEMENT OF FINANCIAL STATEMENTS

Pursuant to a regulatory review, the financial statements for the year ended December 31, 2004 and 2003 have been restated.  During 2004, the Company’s President loaned funds to the Company to meet its financial needs, however, a payment back to Mr. Than was incorrectly recorded as a loan receivable to Mr. Than, leaving a receivable and a payable in the same amount.  This officer receivable has been offset against accounts payable, and note payable

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

12.  RESTATEMENT OF FINANCIAL STATEMENTS (Conti.)

wherein combined.  Mr. Than had an identical balance.  The restatement caused a decrease in accounts payable of $66,000, leaving a $0 balance, and caused a decrease in accounts payable of $66,000, and a decrease in notes payable of $500.  The restatement also required a change to the cash flow statement by removing funds paid to a shareholder and applied this change to the accounts payable section.  The financing section was also edited to include the gross amounts loaned to the Company and paid back by Mr. Than for the years 2004 and 2003.

The restatement of operations for the year ended December 31, 2004 and 2003 was restated for presentation reclassifications.  Bad debt expenses in 2004 and 2003 of $148,928 and $71,000, respectively, and impairment losses in 2003 of $888,658 were moved from other income and expense to operating expenses.  The effect was a decrease in operating losses of $148,928 and $959,658 for 2004 and 2003, respectively.  There was no change to net income for either year.

Pursuant to a regulatory review, the financial statements for the years ended December 31, 2004 and 2003 have been further restated.  During 2004 and 2003 the Company was not amortizing the cost of certain licenses, described in Note 1 to the financial statements, under the concept that the licenses had an indeterminable life and where not amortizable but were, instead, subject to periodic impairment tests to determine if the carrying value needed adjusting.  As a result of the regulatory review it was determined that the licenses did have definite lives since they were linked economically to the underlying patents for which the licenses were awarded. Therefore the cost of the licenses was subject to amortization.  Accordingly, the financial statements have been restated to reflect the effects of annual amortization expense of $104,958 for the years ended December 31, 2004 and 2003.

The effect of the adjustments were to decrease the net carrying value of the licenses from $1,626,854 to $1,416,938 for the year ended December 31, 2004 and $1,521,896 for the year ended December 31, 2003.  In each year operating expenses were increased by $104,958 which resulted in an increase in net losses for the years ended December 31, 2004 and 2003 to $1,291,436 and $2,651,292, respectively.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there was a material weakness in our disclosure controls and procedures.

In September 2006 the SEC informed the company that it believed the useful lives of our licenses were not indefinite because development of new technologies may render our technology obsolete.  We and our accountants reevaluated the historical treatment of our licenses and the characteristics of our licenses and on December 22, 2006 our principal financial officer concluded that the accounting treatment for the licenses we own required amortization from the date the licenses were acquired rather than annual impairment testing.  As a result of this determination we have restated our financial statements for the years ended December 31, 2004 and 2003.

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

10.1

View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)

10.2

View Systems, Inc. 2000 Restricted Share Plan (Incorporated by reference to registrant's definitive proxy statement on Schedule 14A, dated May 3, 2000)

10.3

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 to Form 10-KSB, Filed April 14, 2004)

21.1

Subsidiaries (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed March 31, 2003)

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: March 8, 2007

 By: /s/ Gunther Than

Gunther Than, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2007

/s/ Gunther Than

Gunther Than, CEO, Principal Financial and Accounting Officer, Treasurer and Director

Date: March 8, 2007

/s/  Michael L. Bagnoli

Michael L. Bagnoli

Director and Secretary

Date: March 8, 2007

/s/ Martin J. Maassen

Martin J. Maassen

Director