Form 10KSB/A
period 2005-12-31
VIEW SYSTEMS INC
filed 2007-03-13
CIK 1075857

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

As of March 5, 2007 View Systems, Inc. had 92,647,422 outstanding shares of common stock.  The aggregate market value of the registrant's voting stock held by non-affiliates on that date was approximately $8,679,950.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

Due to a regulatory review by the SEC, we have restated our financial statements for the years ended December 31, 2004 and 2003.  See Note 13 to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of April 17, 2006 and do not include subsequent events.

TABLE OF CONTENTS

PART II

Item 6.  Management’s Discussion and Analysis or Plan of Operation

3

Item 7.  Financial Statements

10

Item 8A.  Controls and Procedures

29

PART III

Item 12.  Certain Relationships and Related Transactions

 29

Item 13.  Exhibits

29

Signatures

31

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $2,473,934 at December 31, 2005.  Approximately $1.5 million of this loss is due to compensation expense recognized for shares issued for services.  Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  Management intends to finance operations primarily through increased sales of our products and with additional equity financing, if available.  We have some financing commitments in place, but not enough to meet our expected cash requirements for 2006.

Management intends to finance our 2006 operations with the revenue from product sales and any cash short falls will be addressed through equity financing.  In December 2005 we completed a subscription agreement, discussed below in “Commitments and Contingent Liabilities”, that management anticipates will provide for the purchase of convertible promissory notes through $100,000 installments over a five month period.  We will use this cash for marketing, working capital, and to enhance our presence in other geographical regions.

Historically, we have relied on private financing and revenues to satisfy our cash requirements for working capital.  For the year ended December 31, 2005 we received cash from revenues of $1,172,163, proceeds of $312,534 from sales of our common stock and relied on advances of $64,000 from Gunther Than, our CEO.  For the year ended December 31, 2004, we recorded revenues of $476,319, received proceeds of $933,800 from debt financing, proceeds of $157,900 from sales of common stock, and received advances from Mr. Than totaling $132,000.  Due to the increase in revenues in 2005 we were less reliant on financing.  Net cash provided by financing decreased in 2005 to $338,034 from $1,003,700 in 2004.

We also rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable. For the year ended December 31, 2005 we issued 2,907,000 shares, valued at $294,540, to officers and employees for services, and we issued 8,472,870 shares, valued at $1,562,376 to independent contractors and consultants for services.  For the year ended December 31, 2004 we issued 702,000 shares, valued at $144,480, to officers and employees and 1,502,850 shares, valued at $209,124 to independent contractors and consultants.  Management anticipates that we will continue to issue shares for services in the short term.  In 2004 we issued 8,472,870 shares to convert notes payable with accrued interest valued at $747,287.  As of April 17, 2006 we had approximately 9,000,000 authorized common shares remaining and management believes we will need to take the necessary steps to increase our authorized common stock during 2006.

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

Our total current liabilities at December 31, 2005 included accounts payable of $343,430, accrued expenses of $43,229, accrued interest of $77,000, accrued royalties of $75,000, loans to an officer of $64,000 and a note payable to a former stockholder of Xyros Technology of $110,000.   At December 31, 2004, we are in default on the $110,000 note payable which was due in 1999.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.  At this time, the entity is no longer in existence and we have been unable to locate the principals of that company.

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

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes.  The agreement provides that we must file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request.  We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers.  If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective.  We filed a registration statement on Form SB-2 on October 12, 2005, as amended, to register the underlying shares, but as of April 17, 2006, the registration statement had not been declared effective.

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

.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the years ended December 31, 2005 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2005	2004
Revenues, net	$ 1,172,163	$ 476,319
Cost of sales	629,319	257,179
Gross profit (loss)	542,844	219,140
Total operating expenses	3,005,094	1,474,432
Loss from operations	(2,462,250)	(1,255,292)
Total other income (expense)	(11,684)	(36,144)
Net income (loss)	(2,473,934)	(1,291,436)
Net income (loss) per share	$ (0.03)	$ (0.02)

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

The following chart provides a breakdown of our sales in 2004 and 2005.

	Dec. 31, 2004	Dec. 31, 2004
Secure Scan	$ 24,800	$ 727,895
ViewMaxx	153,271	50,412
Visual First Responder	296,100	362,340
Service	2,148	31,516

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

For 2005 total operating expense increased in 2005 compared to 2004.  The increase in 2005 was primarily a result of $1,774,696 of professional fees expense recognized in 2005 related to agreements and consulting contracts with third parties.  During 2005 our business was growing and we contracted with independent contractors and consultants to assist with our growth and business development.  The fair value of the shares issued for these services and agreements was recognized as professional fees expense.  Professional fees of approximately $1,562,376 were related to services provided by independent contractors and consultants for business development consulting, engineering consulting, and accounting services.  For the short term, we intend to rely primarily on our employees for our basic operations, but we may engage outside consultants and independent contractors for our special needs.  As our revenues increase and become stable, we anticipate that we will hire additional employees to provide some of these types of services.

Management anticipates that our professional fees expense will decrease in 2006 because we do not anticipate entering into the types of agreements that will result in the recognition of a significant amount of professional fees.

We did enter into one agreement in February 2006 with Elite Equity Marketing to provide consulting services for a term of three months in relation to interactions between broker/dealers, shareholders and members of the public and other matters related to investor/public relations, business modeling and development and release of press articles.  We agreed to pay Elite Equity 500,000 common shares along with 1,500,000 warrants exercisable in 500,000 increments.  As of April 17, 2006 we had not issued any shares under this agreement.

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

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months.  Our net loss for the year ended December 31, 2005 was $2,462,250 and our net loss for the year ended December 31, 2004 was $1,255,292.  Our retained deficit was $18,375,345 at December 31, 2005.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

Currently, our directors and executive officers collectively hold approximately 58.8% of the voting power of our common and preferred stock entitled to vote on any matter brought to a vote of the stockholders.   Specifically, Gunther Than, our CEO, holds approximately 57.0 % of the total voting power as of April 17, 2006.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.  As a result, our minority stockholders may not have the opportunity to approve or consent to corporate actions or other transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 7.  FINANCIAL STATEMENTS

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

C O N T E N T S

Independent Accountant Firm Report

11

Balance Sheets

12

Statements of Operations

13

Statements of Stockholders' Equity

14

Statements of Cash Flows

15

Notes to the Financial Statements

17

CHISHOLM, BIERWOLF & NILSON

Certified Public Accountants

A Limited Liability Partnership	533 W. 2600 S., Suite 250 Bountiful, Utah 84010	Office 801) 292-8756 Fax (801) 292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 to the financial statements, the financial statements have been changed to reflect amortization of the licenses over a determined life. Prior to the restatement the company considered the licenses to have an indefinite life with no amortization of the costs. Accordingly, the financial statements have been restated to correct these errors and disclosures.

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 1, 2006, except for Note 1 and 13, dated January 20, 2007.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
December 31,
2005
(Restated)
Current Assets
Cash	$8,708
Accounts Receivable (Net of Allowance of $68,539)	280,001
Inventory	72,012

Total Current Assets	360,721

Property & Equipment (Net)	18,043

Other Assets
Licenses (Net)	1,311,980
Due from Affiliates	95,575
Deposits	7,291

Total Other Assets	1,414,846

Total Assets	$ 1,793,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$343,429
Accrued Expenses	43,229
Accrued Interest	77,000
Accrued Royalties	75,000
Loans from Shareholder	64,000
Notes Payable	110,000

Total Current Liabilities	712,658

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and Outstanding - 7,171,725	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding - 90,775,752	90,776
Additional Paid in Capital	19,293,804
Retained Earnings (Deficit)	(18,375,345)

Total Stockholders' Equity	1,080,952

Total Liabilities and Stockholders' Equity	$1,793,610

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2005	2004
	(Restated)	(Restated)

Revenues, Net	$ 1,172,163	$ 476,319

Cost of Sales	629,319	257,179

Gross Profit (Loss)	542,844	219,140

Operating Expenses
General & Administrative	451,974	386,085
Professional Fees	1,774,696	286,323
Bad Debts	48,485	148,928
Salaries & Benefits	729,939	653,096

Total Operating Expenses	3,005,094	1,474,432

Net Operating Income (Loss)	(2,462,250)	(1,255,292)

Other Income (Expense)
Interest Expense	(11,684)	(36,144)

Total Other Income (Expense)	(11,684)	(36,144)

Net Income (Loss)	$ (2,473,934)	$ (1,291,436)

Net Income (Loss) Per Share	$ (0.03)	$ (0.02)

Weighted Average Shares Outstanding	80,462,924	68,924,152

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2003	-	-	62,730,619	$ 62,730	$ 15,604,609	$(14,609,975)

Cancellation of shares	-	-	(100,000)	(100)	(4,900)	-

January - March 2004 - shares issued for cash	-	-	244,500	245	34,755	-

January - March 2004 - shares issued for services	-	-	932,000	932	203,048	-

April - June 2004 - shares issued for cash	-	-	84,333	84	11,916	-

April - June 2004 - shares issued for services	-	-	221,250	221	39,979	-

June 2004 - shares issued for payment
of notes payable and accrued interest	-	-	5,221,050	5,221	516,884	-

July - September 2004 - shares issued for cash	-	-	100,000	100	19,900	-

July - September 2004 - shares issued for services	-	-	781,600	782	108,642	-

September 2004 - shares issued in
settlement of litigation	-	-	2,000,000	2,000	178,000	-

October - December 2004 - shares issued for cash	-	-	1,066,750	1,067	89,833	-

December 2004 - shares issued for payment
of notes payable and accrued interest	-	-	3,251,820	3,252	321,930	-

Cost of issuance of common stock	-	-	-	-	(5,000)	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	(1,291,436)

Balance, December 31, 2004	-	-	76,533,922	76,534	17,119,596	(15,901,411)

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in
payment of accounts payable	-	-	128,000	128	18,872	-

January - March 2005 - shares issued for services	-	-	1,805,000	1,805	191,335	-

April - June 2005 - shares issued for cash	-	-	2,287,500	2,288	114,713	-

April - June 2005 - shares issued for services	-	-	1,242,000	1,242	77,004	-

July - September 2005 - shares issued for cash	-	-	612,000	612	55,588	-

July - September 2005 - shares issued for services	-	-	150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 - shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 - shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,473,934)

Balance, December 31, 2005	7,171,725	$71,717	$ 90,775,752	$ 90,776	$ 19,293,804	$ (18,375,345)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2005	2004
	(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Income (Loss)	$ (2,473,934)	$ (1,291,436)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	120,819	134,848
Bad Debts	48,485	148,928
Bad Debts recoveries
Accrued interest paid with stock	-	13,987
Stock Issued for Services	1,928,633	353,604
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(220,144)	(32,182)
Inventories	(10,815)	32,044
Other Assets	(4,972)	2,500
Increase (Decrease) in:
Accounts Payable	96,655	(208,439)
Accrued Expenses	28,681	(3,967)

Net Cash Provided (Used) by Operating Activities	(486,592)	(850,113)

Cash Flows from Investing Activities:
Additions to fixed assets	(19,102)	-
Advances (to)/ receipt from related party	2,882	-

Net Cash Provided (Used) by Investing Activities	(16,220)	-

Cash Flows from Financing Activities:
Funds advanced (to) from stockholders	64,000	-
Proceeds from debt financing	-	933,800
Proceeds from stock issuance	312,534	157,900
Cost of issuance of common stock	-	(5,000)
Principal Payments on Notes Payable	(38,500)	(83,000)

Net Cash Provided (Used) by Financing Activities	338,034	1,003,700

Increase (Decrease) in Cash	(164,778)	153,587

Cash and Cash Equivalents at Beginning of Period	173,486	19,899

Cash and Cash Equivalents at End of Period	$ 8,708	$ 173,486

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

For the Year Ended
December 31,
	2005	2004
	(Restated)	(Restated)

Cash Paid For:
Interest	$ 684	$ 25,144
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Stock Issued in payment for Note Payable	$ -	$ 33,300

Stock issued in payment of accounts payable	$ 19,000	$ 200,000

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  Management periodically reviews the open accounts and makes a determination as to the ultimate collectibility of each account.  Once it is determined that collection is in doubt the account is written off as a bad debt.  In order to provide for accounts that may become uncollectible in the future, the Company has established an allowance for doubtful accounts.  The balance of the allowance for doubtful accounts is based on management’s judgment and the Company’s prior experience with managing accounts receivable.

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

The valuation of these licenses consist of the cost of acquiring Milestone, ie the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the years ended December 31, 2005 and 2004 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2005.  It was determined to not be impaired.

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

Year ended December 31, 2005

Income (loss) from continuing operations

  which is the amount that is

  available to common stockholders

$(2,473,934)

80,462,924

$    (0.03)

Basic and fully diluted earning per share

$   (0.03)

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Year ended December 31, 2004

Income (loss) from continuing operations

  which is the amount that is

  available to common stockholders

$(1,291,436)

68,924,152

$    (0.02)

Basic and fully diluted earning per share

$   (0.02)

As of December 31, 2005 and 2004 there were unexercised options for 107,690 shares however due to operating losses in both years these shares are considered to be antidilutive in nature.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2005 and 2004, the Company incurred net losses of $2,473,934 and $1,291,436, respectively.  During 2005 and 2004, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

Historically, the Company has financed its operations primarily through private financing however increases in sales revenue during 2005 made a significant contribution to working capital.  It is management’s intention to finance operations during 2006 primarily through increased sales although there will still be a need for additional equity financing.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

 In May 2005, the FASB issued statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  FASB 154 changes the accounting for, and reporting of, a change in accounting principle.  The statement requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  The

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.  NEW ACCOUNTING PRONOUNCEMENTS

statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

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

6. NOTE PAYABLE

       Notes payable as of December 31, 2005 consist of $110,000 due former stockholder of Xyros Technology. The loan is due on demand, interest at 10% per annum.  The note, which was acquired by the Company in 1999, was due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.

7.   INCOME TAXES

       The components of the net deferred tax asset and liability as of December 31, 2005 are as follows:

Effect of net operating loss carryforward

    8,468,154

Less evaluation allowance

   (8,468,154)

Net deferred tax asset (liability)

  $               -

 The components of income tax expense (benefit) are as follows:

Year ended December 31,

2005

      2004

Net loss per financial statements which approximates

          net loss per income tax returns

$ (2,473,934)

$  (1,291,436)

       Income tax expense (benefit) applying prevailing

          Federal and state income tax rates

      (949,898)

       (493,218)

        Less valuation allowance

       949,898

        493,218

        Net income tax expense (benefit)

 $               -

$                  -

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

Total minimum future rental payments

$ 7,646

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

Independent contractors and

   Consultants

7,199,000

  1,562,376

1,502,850

209,124

Total

10,106,000

$1,856,916

2,725,000

$  353,604

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

$1.63

$.01 - 2.07

Granted

-

-

-

Exercised

-

-

-

Expired/Cancelled

-

-

-

Outstanding at end of year

107,690

$1.63

$.01 - 2.07

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

10.  STOCK BASED COMPENSATION

2005

Common

Weighted

Stock

Average

Range of

Options

Exercise Price

Exercise Price

Outstanding at beginning of year

107,690

$1.63

$.01 - 2.07

Granted

-

-

-

Exercised

-

-

-

Expired/Cancelled

-

-

-

Outstanding at end of year

107,690

$1.63

$.01 - 2.07

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations.  There were no stock options granted during the years ended December 31, 2005 and 2004.

11.  RELATED PARTY TRANSACTIONS

In order for the Company to meet its financial obligations, the Company’s President, Gunther Than, loans the Company funds on occasion and is repaid when funds are available.  During 2005 and 2004 Mr. Than advanced to Company a total of $64,000 and $132,000, respectively.  Amounts paid back to Mr. Than in 2005 totaled $0 in 2005 and $132,000 in 2004, leaving balances due as of December 31, 2005 and 2004 of $64,000 and $0, respectively.

12.  RECLASSIFICATION

The statement of operations for the year ended December 31, 2004 was adjusted for presentation reclassifications.  Bad debt expense in the amount of $148,928 was moved from other income and expenses to operating expenses.  The effect was a decrease in the loss from operations of $148,928.  There was no change to net income for the year.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

13.  RESTATEMENT OF FINANCIAL STATEMENTS

Pursuant to a regulatory review, the financial statements for the years ended December 31, 2005 and 2004 have been restated.  During 2005 and 2004 the Company was not amortizing the cost of certain licenses, described in Note 1 to the financial statements, under the concept that the licenses had an indeterminable life and where not amortizable but were, instead, subject to periodic impairment tests to determine if the carrying value needed adjusting.  As a result of the regulatory review it was determined that the licenses did have definite lives since they were linked economically to the underlying patents for which the licenses were awarded. Therefore the cost of the licenses was subject to amortization.  Accordingly, the financial statements have been restated to reflect the effects of annual amortization expense of $104,958 for the years ended December 31, 2005 and 2004.

The effect of the adjustments was to decrease the net carrying value of the licenses from $1,626,854 to $1,311,980 for the year ended December 31, 2005 and $1,416,938 for the year ended December 31, 2004.  Since the adjustment was also applicable to 2003 the net carrying value of licenses was adjusted an additional $104,958. That adjustment was reflected in restated financial statements for 2003.  In each year operating expenses were increased by $104,958 which resulted in an increase in net losses for the years ended December 31, 2005 and 2004 to $2,473,934 and $1,291,436, respectively.

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

In September 2006 the SEC informed the company that it believed the useful lives of our licenses were not indefinite because development of new technologies may render our technology obsolete.  We and our accountants reevaluated the historical treatment of our licenses and the characteristics of our licenses and on December 22, 2006 our principal financial officer concluded that the accounting treatment for the licenses we own required amortization from the date the licenses were acquired rather than annual impairment testing.  As a result of this determination we have restated our financial statements for the years ended December 31, 2005 and 2004.

Our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our CEO, Gunther Than, loans funds to View Systems on occasion in order for us to meet our financial obligations. He is repaid when funds are available.  During 2004 Mr. Than advanced a total of $132,000 and that amount was paid back to him in that year.   On April 22, 2004 we issued 600,000 shares, valued at $120,000 to Gunther Than, our CEO, in consideration for services provided to use.

As of December 31, 2005 we advanced non-interest bearing funds of $95,575 to  View Technologies, Inc., which is controlled by Gunther Than, our Chief Executive Officer and director.  View Technologies, Inc., is a private company that develops software.  There are no formal repayment terms associated with the advance to View Technologies.   View Systems and View Technologies, Inc. had entered into various transactions throughout the  year to provide working capital to one another when necessary.  Mr. Than devotes approximately 12 hours a week to View Technologies, Inc.  Our Board is aware of his position in this company and believes that there are no conflicts of interest resulting from his positions in both companies.

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

10.2

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)

10.3

Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)

10.4

Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006 (Filed April 17, 2006)

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

Date: March 12, 2007

By: /s/ Gunther Tan

Gunther Than, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2007

/s/ Gunther Than

Gunther Than, CEO, Principal Financial and

Accounting Officer, Treasurer and Director

Date: March 12, 2007

/s/ Michael L. Bagnoli

Michael L. Bagnoli

Director and Secretary

Date: March 12, 2007

/s/ Martin J. Maassen

Martin J. Maassen

Director