Form 10QSB/A
period 2006-03-31
VIEW SYSTEMS INC
filed 2007-03-26
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

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

EXPLANATORY NOTE

Due to a regulatory review by the SEC, we have restated our financial statements for the quarterly period ended March 31, 2006 and 2005.  See the Restatement note to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of May 18, 2006 and do not include subsequent events.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

 14

PART II: OTHER INFORMATION

Item 6.  Exhibits

15

Signatures

16

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)

Current Assets
Cash	$ 193,421	$ 8,708
Accounts Receivable (Net of Allowance of $64,486)	28,123	280,001
Inventory	196,931	72,012

Total Current Assets	418,475	360,721

Property & Equipment (Net)	26,434	18,043

Other Assets
Licenses	1,285,740	1,311,980
Due from Affiliates	103,875	95,575
Deposits	9,646	7,291

Total Other Assets	1,399,261	1,414,846

Total Assets	$ 1,844,170	$ 1,793,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 440,259	$ 343,429
Accrued Expenses	30,009	43,229
Accrued Interest	82,083	77,000
Accrued Royalties	56,250	75,000
Loans from Shareholder	64,000	64,000
Notes Payable	310,000	110,000

Total Current Liabilities	982,601	712,658

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 91,035,752	91,036	-
Issued and Outstanding 90,775,752	-	90,776
Additional Paid in Capital	19,319,544	19,293,804
Retained Earnings (Deficit)	(18,620,728)	(18,375,345)

Total Stockholders' Equity	861,569	1,080,952

Total Liabilities and Stockholders' Equity	$ 1,844,170	$ 1,793,610

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Revenues, Net	$ 402,575	$ 285,643

Cost of Sales	207,282	104,328

Gross Profit (Loss)	195,293	181,315

Operating Expenses
Business Development	39,677	15,530
General & Administrative	139,152	93,831
Professional Fees	51,295	38,515
Salaries & Benefits	205,206	86,244

Total Operating Expenses	435,330	234,120

Net Operating Income (Loss)	(240,037)	(52,805)

Other Income (Expense)
Interest Expense	(5,346)	-

Total Other Income(Expense)	(5,346)	-

Net Income (Loss)	$ (245,383)	$ (52,805)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	90,875,752	76,675,422

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2004	-	$ -	76,533,922	$ 76,534	$ 17,119,596	$ (15,901,411)

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in		-
payment of accounts payable	-		128,000	128	18,872	-
		-
January - March 2005 - shares issued for services	-		1,805,000	1,805	191,335	-
		-
April - June 2005 - shares issued for cash	-		2,287,500	2,288	114,713	-
		-
April - June 2005 - shares issued for services	-		1,242,000	1,242	77,004	-
		-
July - September 2005 - shares issued for cash	-		612,000	612	55,588	-
		-
July - September 2005 - shares issued for services	-		150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 - shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 - shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,473,934)

Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 -shares issued for services	-	-	160,000	160	15,840	-

Net loss for the period ended March 31, 2006	-	-	-	-	-	(245,383)

Balance, March 31, 2006	7,171,725	$ 71,717	91,035,752	$ 91,036	$ 19,319,544	$ (18,620,728)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Income (Loss)	$ (245,383)	$ (52,805)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	29,240	32,628
Stock issued for services	16,000	-

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	251,878	(71,111)
Inventories	(124,919)	35,000
Deposits	(2,355)	-
Increase (Decrease) in:
Accounts Payable	96,830	(131,551)
Accrued Expenses	(13,220)	(15)
Accrued Interest	5,083	-
Accrued Royalties	(18,750)	-

Net Cash Provided (Used) by Operating Activities	(5,596)	(187,854)

Cash Flows from Investing Activities:
Purchases of equipment	(11,391)	(985)

Net Cash Used In Investing Activities	(11,391)	(985)

Cash Flows from Financing Activities:
Funds advanced (to) from affiliate	(8,300)	-
Fund provided by issuance of notes payable	200,000	-
Proceeds from stock issuance	10,000	15,500

Net Cash Provided by Financing Activities	201,700	15,500

Increase (Decrease) in Cash	184,713	(173,339)

Cash and Cash Equivalents at Beginning of Period	8,708	173,486

Cash and Cash Equivalents at End of Period	$ 193,421	$ 147

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended
March 31,
	2006	2005
	(Restated)	(Restated)

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable	$ -	$ 19,000

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

RESTATEMENT

Pursuant to a regulatory review, the financial statements for the years ended December 31, 2005 have been changed.  During 2005 the Company was not amortizing the cost of certain licenses under the concept that the licenses had an indeterminable life and where not amortizable but were, instead, subject to periodic impairment tests to determine if the carrying value needed adjusting.  As a result of the regulatory review it was determined that the licenses did have definite lives since they were linked economically to the underlying patents for which the licenses were awarded. Therefore the cost of the licenses was subject to amortization.  Accordingly, the financial statements have been restated to reflect the effects of annual amortization expense of $104,958.

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

$

SecureScan Concealed Weapons Detection System – a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to accurately pinpoint the location, size and number of threat objects.  The control unit for this patented product combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning.  The software system’s architecture allows for easy integration of biometrics and access control devices.

$

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

$

Biometric verification systems, magnetic door locks and central monitoring or video command centers which can be combined with our principal products.

$

RADView – a patented integrated neutron and gamma-ray radiation sub-system which can be integrated into other detection systems such as fire, breach, magnetic, explosive, nuclear, biometric or video.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $245,383 at March 31, 2006.  Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We were also in default on some of our debt obligations at March 31, 2006, but continue to make payments.  We have some financing commitments in place, but not enough to meet our expected cash requirements for 2006.

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

Historically, we have relied on private financing and revenues to satisfy our cash requirements for working capital.  For the three month period ended March 31, 2006 (the “2006 first quarter”) we received cash from revenues of $402,575, proceeds of $200,000 from debt financing, $10,000 from sales of our common stock and relied on advances of $8,300 from Gunther Than, our CEO.  For the three month period ended March 31, 2005 (the “2005 first quarter”), we received cash from revenues of $285,643 and received proceeds of $15,500 from sales of common stock.

We use our cash for working capital and at our current revenue levels we will require an additional $500,000 during the next six months to cover our operating costs of approximately $100,000 per month.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.

We also rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable. For the 2005 first quarter we issued 128,000 shares to convert debt valued at $19,000.  As May 2006 we have approximately 9,000,000 authorized common shares of common stock remaining and management has started the process to increase our authorized common stock during 2006.

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

Our total current liabilities increased to $982,601 at March 31, 2006 compared to $712,658 at December 31, 2005.  The increase was primarily the result of notes payable related to the subscription agreement discussed below.

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

The agreement provides for piggy back registration rights for the shares underlying the convertible promissory notes.  The agreement provides that we must file a registration statement within 60 days of a request by any Subscriber and cause the registration statement to become effective within 120 days of that request.  We are obligated to maintain the effectiveness of the registration statement until all the underlying shares have been sold by the Subscribers.  If we fail to obtain or maintain effectiveness of the registration statement, then we are required to pay liquidated damages in an amount equal to 2% of the purchase price of the convertible promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes owned of record by the holder of the notes for each 30 day period that the registration statement is not effective.  We filed a registration statement on Form SB-2 on February 2, 2006 to register the underlying shares, but the registration statement has not been declared effective.

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

Summary Comparison of 2006 and 2005 First Quarter Operations

	Quarter ended	Quarter ended
	March 31, 2006	March 31, 2005

Revenues, net	$ 402,575	$ 285,643

Cost of sales	207,282	104,328

Gross profit (loss)	195,293	181,315

Total operating expenses	435,330	234,120

Net operating loss	(240,037)	(52,805)

Total other income (expense)	(5,346)	–

Net income (loss)	(245,383)	(52,805)

Net earnings (loss) per share	$ (0.00)	$ (0.00)

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

	March 31, 2006	March 31, 2005
Secure Scan	$ 139,900	$ 70,970
Digital Video	0	0
Visual First Responder	252,180	184,595
Service	$ 0	$ 3,830

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

For the 2006 first quarter total operating expense increased compared to the 2005 first quarter.  The increase in the 2006 first quarter was primarily a result of increases in business development expense related to increased marketing.  General and administrative expenses increased primarily due to increases in rent from the addition of office space in Baltimore, Jacksonville and New Jersey.  Professional fees increased due to an increase in engineering fees of $15,000 and recognition of $16,000 related to the issuance of shares for services in February 2006.  Salaries and benefits expenses increased due to the addition of three employees to our Florida office.

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

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months.  We recorded a net loss of $245,383 for the three month period ended March 31, 2006 and our retained deficit was $18,620,728 at March 31, 2006.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

In September 2006 the SEC informed the company that it believed the useful lives of our licenses were not indefinite because development of new technologies may render our technology obsolete.  We and our accountants reevaluated the historical treatment of our licenses and the characteristics of our licenses and on December 22, 2006 our principal financial officer concluded that the accounting treatment for the licenses we own required amortization from the date the licenses were acquired rather than annual impairment testing.  As a result of this determination we have restated our financial statements for the quarterly period ended March 31, 2006 and 2005.

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

Date: March 23, 2007

By: /s/ Gunther Than

Gunther Than

Chief Executive Officer, Treasurer, Director

Principal Financial and Accounting Officer

Date: March 23, 2007

By: /s/ Michael L. Bagnoli

Michael L. Bagnoli

Secretary and Director