Form 10QSB/A
period 2006-06-30
VIEW SYSTEMS INC
filed 2007-03-26
CIK 1075857

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

EXPLANATORY NOTE

Due to a regulatory review by the SEC, we have restated our financial statements for the quarterly period ended June 30, 2006 and 2005.  See the Restatement note to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of August 14, 2006 and do not include subsequent events.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

15

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

View Systems, Inc.

Consolidated Financial Statements

June 30, 2006

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited-Restated)	(Restated)
Current Assets
Cash	$ 67,434	$ 8,708
Accounts Receivable (Net of Allowance of $9,369 and $64,486
as of June 30, 2006 and December 31, 2005)	84,302	280,001
Inventory	156,843	72,012

Total Current Assets	308,579	360,721

Property & Equipment (Net)	28,542	18,043

Other Assets
Licenses	1,309,500	1,311,980
Due from Affiliates	116,875	95,575
Deposits	9,646	7,291

Total Other Assets	1,436,021	1,414,846

Total Assets	$ 1,773,142	$ 1,793,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 483,360	$ 343,429
Accrued Expenses	44,679	43,229
Accrued Interest	90,467	77,000
Accrued Royalties	37,500	75,000
Loans from Shareholder	64,000	64,000
Notes Payable	440,000	110,000

Total Current Liabilities	1,160,006	712,658

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 91,837,422	91,838	-
Issued and Outstanding 90,775,752	-	90,776
Additional Paid in Capital	19,413,609	19,293,804
Retained Earnings (Deficit)	(18,964,028)	(18,375,345)

Total Stockholders' Equity	613,136	1,080,952

Total Liabilities and Stockholders' Equity	$ 1,773,142	$ 1,793,610

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, Net	$ 222,403	$ 195,914	$ 624,978	$ 481,556

Cost of Sales	111,457	125,180	318,739	229,508

Gross Profit (Loss)	110,946	70,734	306,239	252,048

Operating Expenses
Business Development	73,700	17,617	113,377	32,646
General & Administrative	108,075	51,478	247,227	146,500
Professional Fees	52,137	31,341	103,432	69,856
Salaries & Benefits	211,665	148,812	416,871	234,365

Total Operating Expenses	445,577	249,248	880,907	483,367

Net Operating Income (Loss)	(334,631)	(178,514)	(574,668)	(231,319)

Other Income (Expense)
Interest Expense	(8,669)	(5,538)	(14,015)	(5,538)

Total Other Income (Expense)	(8,669)	(5,538)	(14,015)	(5,538)

Net Income (Loss)	$ (343,300)	$ (184,052)	$ (588,683)	$ (236,857)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Shares Outstanding	91,106,170	76,866,047	91,106,170	76,866,047

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2004	-	$ -	76,533,922	$ 76,534	$ 17,119,596	$ (15,901,411)

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in payment
of accounts payable	-	-	128,000	128	18,872	-

January - March 2005 - shares issued for services	-	-	1,805,000	1,805	191,335	-

April - June 2005 - shares issued for cash	-	-	2,287,500	2,288	114,713	-

April - June 2005 - shares issued for services	-	-	1,242,000	1,242	77,004	-

July - September 2005 - shares issued for cash	-	-	612,000	612	55,588	-

July - September 2005 - shares issued for services	-	-	150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 – shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 – shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,473,934)

Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 -shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Net loss for the period ended June 30, 2006	-	-	-	-	-	(588,683)

Balance, June 30, 2006	7,171,725	$ 71,717	92,170,752	$ 92,171	$ 19,446,609	$ (18,964,028)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005
	(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Income (Loss)	$ (588,683)	$ (236,857)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	58,480	58,880
Adjustment to allowance for doubtful accounts	(55,117)	-
Stock issued for services	138,200	71,150

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	250,816	94,370
Inventories	(84,831)	35,000
Deposits	(2,355)	-
Increase (Decrease) in:
Accounts Payable	139,931	(164,898)
Accrued Expenses	1,450	(64,346)
Accrued Interest	13,467	-
Accrued Royalties	(37,500)	-

Net Cash Provided (Used) by Operating Activities	(166,142)	(206,701)

Cash Flows from Investing Activities:
Purchases of equipment	(16,499)	(1,115)
Purchase of licenses	(50,000)	-
Funds advanced (to) from affiliated entities	(21,300)	(4,901)

Net Cash Used In Investing Activities	(87,799)	(6,016)

Cash Flows from Financing Activities:
Fund provided by issuance of notes payable	296,667	-
Proceeds from stock issuance	16,000	132,500

Net Cash Provided by Financing Activities	312,667	132,500

Increase (Decrease) in Cash	58,726	(80,217)

Cash and Cash Equivalents at Beginning of Period	8,708	173,486

Cash and Cash Equivalents at End of Period	$ 67,434	$ 93,269

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the Six Months Ended
June 30,
	2006	2005
	(Restated)	(Restated)

Cash Paid For:
Interest	$ -	$ 138
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable	$ -	$ 19,000

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

$

Passport and driver’s license verification system for positive identification in correctional facilities, large government and commercial office buildings combined with our concealed weapons detection SecureScan.

$

RADView – a patented integrated neutron and gamma-ray radiation sub-system which are being integrated into other detection systems.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $588,683 for the six month period ended June 30, 2006.  Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern unless we obtain financing.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements for working capital.  For the six month period ended June 30, 2006 (the “2006 six month period”) we received cash from revenues of $624,978, proceeds of $296,667 from debt financing and $16,000 from sales of our common stock.  For the six month period ended June 30, 2005 (the “2005 six month period”), we received cash from revenues of $481,556 and received proceeds of $132,500 from the sale of our common stock.  Management intends to finance our operations with revenue from product sales and any cash short falls will be addressed through equity or debt financing.

In December 2005 we completed debt financing to fund operations in the short term.  We entered into a subscription agreement, discussed below in “Commitments and Contingent Liabilities”, that provides for the purchase of convertible promissory notes through $100,000 installments over a five month period.  As of June 30, 2006, we have received funds of $296,667 from this subscription agreement and we expect to receive an additional approximate $170,000 under this agreement.  We will use this cash for marketing, working capital, and to enhance our presence in other geographical regions.

At our current revenue levels we will require an additional $500,000 during the next six months to cover our operating costs of approximately $100,000 per month.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We may rely on equity financing to raise additional funds; however, we have approximately 9,000,000 authorized common shares of common stock remaining.  Management is taking steps to increase our authorized common stock within the next 60 days to provide shares for additional financing.

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

Our total current liabilities increased to $1,160,006 at June 30, 2006 compared to $712,658 at December 31, 2005.  The increase was primarily the result of notes payable related to the subscription agreement discussed below.

At June 30, 2006, we are in default on a $110,000 note payable due in 1999 to a former stockholder of Xyros Technology.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.

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

Summary Comparison of 2006 and 2005 Period Operations

	Three month period ended		Six month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues, net	$ 222,403	$ 195,914	$ 624,978	$ 481,556

Cost of sales	111,457	125,180	318,739	229,508

Gross profit (loss)	110,946	70,734	306,239	252,048

Total operating expenses	445,577	249,248	880,907	483,367

Net operating loss	(334,631)	(178,514)	(574,668)	(231,319)

Total other income (expense)	(8,669)	(5,538)	(14,015)	(5,538)

Net income (loss)	(343,300)	(184,052)	(588,683)	(236,857)

Net earnings (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

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

	June 30, 2006	June 30, 2005
Secure Scan	$ 291,721	$ 221,970
Digital Video	6,870	38,017
Visual First Responder	302, 120	219,691
Service, installation and training	$ 24,267	$ 1,878

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

Cost of sales includes costs of products sold and shipping costs.  Cost of sales was approximately 47% to 50% of net revenues for the 2006 six month period and the three month period ended June 30, 2006 (the “2006 second quarter) and the three month period ended June 30, 2005 (the “2005 second quarter”).  However, cost of sales was 63.9% of net revenues for the 2005 second quarter due to lower economy of scale factors.  Management anticipates that the relative margins for product sales for each product line, assuming similar quantities sold and similar sourcing of components, should remain relatively the same during the remainder of 2006.

Total operating expense increased in the 2006 periods compared to the 2005 periods due to increases in all aspects of our operation expenses.  Business development expense increased as a result of our active efforts to increase business.  General and administrative expenses increased primarily due to increases in rent from the addition of office space in California and Florida.

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

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months.  We recorded a net loss of $588,683 for the six month period ended June 30, 2006 and have negative working capital of $851,427.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

In September 2006 the SEC informed the company that it believed the useful lives of our licenses were not indefinite because development of new technologies may render our technology obsolete.  We and our accountants reevaluated the historical treatment of our licenses and the characteristics of our licenses and on December 22, 2006 our principal financial officer concluded that the accounting treatment for the licenses we own required amortization from the date the licenses were acquired rather than annual impairment testing.  As a result of this determination we have restated our financial statements for the quarterly period ended June 30, 2006 and 2005.

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

10.2

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)

10.3

Lease agreement between View Systems and MIE Properties, Inc., dated August 3, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB, filed November 10, 2005)

10.4

Consulting Agreement between View Systems and Business Development Corporation, dated December 27, 2005 (Incorporated by reference to exhibit 10.4 to Form SB-2, as amended, filed February 2, 2006)

10.5

Engagement between View Systems and John F. Alexander, dated October 6, 2005 (Incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed February 2, 2006)

10.6

Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006 (Incorporated by reference to exhibit 10.6 to Form 10-KSB filed April 17, 2006)

10.7

Lease Agreement between View Systems and Commercial Management Associates, Inc., dated February 3, 2006 (Filed August 14, 2006)

10.8

Lease Agreement between View Systems and Office World, dated February 20, 2006 (Filed August 14, 2006)

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