Form 10QSB/A
period 2006-09-30
VIEW SYSTEMS INC
filed 2007-03-26
CIK 1075857

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

EXPLANATORY NOTE

Due to a regulatory review by the SEC, we have restated our financial statements for the quarterly period ended September 30, 2006 and 2005.  See the Restatement note to the financial statements included in this report for an explanation of the restatement.  The non-financial disclosures in this report are as of the original filing date of November 14, 2006 and do not include subsequent events.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

16

PART II: OTHER INFORMATION

Item 6.  Exhibits

16

Signatures

17

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

View Systems, Inc.

Consolidated Financial Statements

September 30, 2006

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited-Restated)	(Restated)
Current Assets
Cash	$ 16,723	$ 8,708
Accounts Receivable (Net of Allowance of $16,675 and $64,486
as of September 30, 2006 and December 31, 2005)	159,446	280,001
Inventory	155,715	72,012

Total Current Assets	331,884	360,721

Property & Equipment (Net)	27,966	18,043

Other Assets
Licenses	1,283,261	1,311,980
Due from Affiliates	117,341	95,575
Deposits	9,646	7,291

Total Other Assets	1,410,248	1,414,846

Total Assets	$ 1,770,098	$ 1,793,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 504,786	$ 343,429
Accrued Expenses	58,135	43,229
Accrued Interest	98,502	77,000
Accrued Royalties	56,250	75,000
Loans from Shareholder	103,300	64,000
Notes Payable	536,426	110,000

Total Current Liabilities	1,357,399	712,658

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 92,337,422	92,338	-
Issued and Outstanding 90,775,752	-	90,776
Additional Paid in Capital	19,438,109	19,293,804
Retained Earnings (Deficit)	(19,189,465)	(18,375,345)

Total Stockholders' Equity	412,699	1,080,952

Total Liabilities and Stockholders' Equity	$ 1,770,098	$ 1,793,610

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, Net	$ 177,950	$ 338,941	$ 802,928	$ 820,497

Cost of Sales	90,754	109,541	409,493	339,049

Gross Profit (Loss)	87,196	229,400	393,435	481,448

Operating Expenses
Business Development	34,330	28,218	147,707	60,864
General & Administrative	92,097	83,963	339,324	230,463
Professional Fees	19,375	323,466	122,807	393,322
Salaries & Benefits	156,106	87,304	572,977	321,669

Total Operating Expenses	301,908	522,951	1,182,815	1,006,318

Net Operating Income (Loss)	(214,712)	(293,551)	(789,380)	(524,870)

Other Income(Expense)
Interest Expense	(10,725)	(2,961)	(24,740)	(8,499)

Total Other Income(Expense)	(10,725)	(2,961)	(24,740)	(8,499)

Net Income (Loss)	$ (225,437)	$ (296,512)	$ (814,120)	$ (533,369)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	92,004,089	83,304,922	91,271,864	79,990,172

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2004	-	-	76,533,922	$ 76,534	$ 17,119,596	$ (15,901,411)

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in payment
of accounts payable	-	-	128,000	128	18,872	-

January - March 2005 - shares issued for services	-	-	1,805,000	1,805	191,335	-

April - June 2005 - shares issued for cash	-	-	2,287,500	2,288	114,713	-

April - June 2005 - shares issued for services	-	-	1,242,000	1,242	77,004	-

July - September 2005 - shares issued for cash	-	-	612,000	612	55,588	-

July - September 2005 - shares issued for services	-	-	150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 - shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 - shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,473,934)

Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 -shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

Net loss for the period ended September 30, 2006	-	-	-	-	-	(814,120)

Balance, September 30, 2006	7,171,725	$ 71,717	92,337,422	$ 92,338	$ 19,438,109	$ (19,189,465)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
	(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Income (Loss)	$ (814,120)	$ (533,369)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	87,719	86,098
Adjustment to allowance for doubtful accounts	(47,811)
Stock issued for services	138,200	368,850

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	168,367	(38,631)
Inventories	(83,703)	35,000
Deposits	(2,355)	(2,872)
Increase (Decrease) in:
Accounts Payable	161,357	(173,729)
Accrued Expenses	14,906	(77,210)
Accrued Interest	21,502	-
Accrued Royalties	(18,750)	-

Net Cash Provided (Used) by Operating Activities	(374,688)	(335,863)

Cash Flows from Investing Activities:
Purchases of equipment	(18,924)	(13,096)
Purchase of licenses	(50,000)	-
Funds advanced (to) from affiliated entities	(21,766)	(9,118)

Net Cash Used In Investing Activities	(90,690)	(22,214)

Cash Flows from Financing Activities:
Funds provided by issuance of notes payable	393,093	-
Funds advanced from stockholders	39,300	-
Proceeds from stock issuance	41,000	188,700

Net Cash Provided by Financing Activities	473,393	188,700

Increase (Decrease) in Cash	8,015	(169,377)

Cash and Cash Equivalents at Beginning of Period	8,708	173,486

Cash and Cash Equivalents at End of Period	$ 16,723	$ 4,109

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the Nine Months Ended
September 30,
	2006	2005
	(Restated)	(Restated)

Cash Paid For:
Interest	$ 2,690	$ 399
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable	$ -	$ 19,000

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

•

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

•

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into SecureScan.  The control unit can be programed to automatically search against “most wanted” or outstanding warrant databases.  Access control methods such as magnetic door locks can and have been incorporated

•

Central monitoring or video command centers which have and can be combined with the SecureScan product.

•

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the SecureScan portal.

•

A patented integrated and networkable neutron and gamma-ray radiation sub-system which is being integrated into other detection systems.

•

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

•

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

We have identified a company for acquisition that has just received a patent for an encryption engine which secures wireless and wired transactions (voice, data and video) from hackers and intruders.  The technology is a market disruptive technology which supercedes any other encryption and security methods currently used.  Both inventors have been career encryption specialists with the federal government at the highest and most secure levels.  We have also identified a second company which is a Department of Defense service provider that is based in the Mid-east.  This company has significant revenues and a cadre of consultants that will be of great benefit during the deployment of our products in that region.  We are in the initial stages of negotiations for these acquisitions and we have not entered into a definite agreement with either company.

We have also entered into an agreement with an international distribution corporation based in Australia that serves several major sports markets including soccer, cricket, Formula 1 racing and Olympic venues ranging from China to Bahrain.  The agreement gives View Systems access to more than forty dealerships worldwide.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses for the past two fiscal years and had a net loss of $814,120 for nine month period ended September 30, 2006.  Our net revenues from product sales are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern unless we obtain financing.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the nine month period ended September 30, 2006 (the “2006 nine month period”) we received cash from revenues of $802,928, proceeds from debt financing of $393,093, $41,000 from sales of our common stock and $39,300 from stockholder advances.  We also paid for services valued at $138,200 with 1,235,000 shares of our common stock.

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

At September 30, 2006, we are in default on a $110,000 note payable due in 1999 to a former stockholder of Xyros Technology.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.  At this time, the entity is no longer in existence and we have been unable to locate the principals of that company.

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Three month period ended Sept. 30, 2006 Sept. 30, 2005		Nine month period ended Sept. 30, 2006 Sept. 30, 2005
Revenues, net	$ 177,950	$ 338,941	$ 802,928	$ 820,497
Cost of sales	90,754	109,541	409,493	339,049
Gross profit (loss)	87,196	229,400	393,435	481,448
Total operating expenses	301,908	522,951	1,182,815	1,006,318
Net operating loss	(214,712)	(293,551)	(789,380)	(524,870)
Total other income (expense)	(10,725)	(2,961)	(24,740)	(8,499)

Net income (loss)	$ (225,437)	$ (296,512)	$ (814,120)	$ (533,369)
Net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

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

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next twelve months.  We recorded a net loss of $814,120 for the nine month period ended September 30, 2006 and have negative working capital of $1,025,515.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

In September 2006 the SEC informed the company that it believed the useful lives of our licenses were not indefinite because development of new technologies may render our technology obsolete.  We and our accountants reevaluated the historical treatment of our licenses and the characteristics of our licenses and on December 22, 2006 our principal financial officer concluded that the accounting treatment for the licenses we own required amortization from the date the licenses were acquired rather than annual impairment testing.  As a result of this determination we have restated our financial statements for the quarterly period ended September 30, 2006 and 2005.

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