Form 10KSB
period 2006-12-31
VIEW SYSTEMS INC
filed 2007-04-02
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

  Commission File Number 0-30178

VIEW SYSTEMS, INC.

 (Name of small business issuer in its charter)

Nevada

 (State or other jurisdiction of incorporation or organization)

59-2928366

 (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E,

Baltimore, Maryland  21227

(410) 242-8439

 (Address, including zip code, and telephone number,

including area code, of registrant's

principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

     Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act

|   |

Check whether the Issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  YES  | X |      NO  |   |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES |   |     NO |X|

The issuer's revenues for the fiscal year ended December 31, 2006 were $1,250,188.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of March 28, 2007 held by non-affiliates was 93,656,638 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. The aggregate market value of the common equity held by non-affiliates as of March 28, 2007 was $8,335,440.70.

As of March 28, 2007 there were 98,398,422 shares of the issuer's common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure format (Check one): YES |  |   NO |X|

TABLE OF CONTENTS

                                                                            Page

Forward Looking Statements

 4

PART I

Item 1.  Description of Business

5

Item 2.  Description of Property

16

Item 3.  Legal Proceedings

 16

Item 4.  Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of

             Equity Securities

16

Item 6.  Management's Discussion and Analysis or Plan of Operation

 18

Item 7.  Financial Statements

 31

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 31

Item 8A. Controls and Procedures

.31

Item 8B. Other Information

31

PART III

Item 9.  Directors, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a)

             of the Exchange Act

 31

Item 10. Executive Compensation

34

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

              Matters

 34

 Item 12. Certain Relationships and Related Transactions

35

 Item 13. Exhibits

36

 Item 14. Principal Accountant Fees and Services Audit Fees

38

SIGNATURES

 39

Forward Looking Statements

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may."

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

Factors that may cause our actual results to differ materially from those described in forward-looking statements include the risks discussed elsewhere in this Form 10-KSB under the caption "Risk Factors".

You should read the following summary together with the more detailed information regarding us and the securities being offered for sale by means of this Form 10-KSB and our financial statements and notes to those statements appearing elsewhere in this Form 10-KSB. This summary highlights information contained elsewhere in this Form 10-KSB.

In this report the context requires otherwise, references to the "Company", "View Systems", "we", "us" and "our" are to View Systems, Inc.

PART I

Item 1.  Description of Business

Company History

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

Our Business Operations

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

Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture the components of SecureScan and Visual First Responder products.

Products and Services

1. SecureScan Concealed Weapons Detection System

We acquired exclusive licenses to manufacture, use, sub-license and distribute technology and processes for the concealed weapons detection technology and the first response wireless video transmitting system from Bechtel BWXT Idaho, LLC.  Bechtel BWXT Idaho, LLC manages and operates the U.S. Department of Energy's Idaho National Engineering Laboratory ("Idaho Engineering Lab").  The development of the concealed weapons detection technology was funded by the National Institute of Justice and development was performed by the Idaho Engineering Lab.  The SecureScan concealed weapons detection technology was patented by the Department of Energy and approved by the Federal Aviation Administration.  View Systems owns the exclusive worldwide rights to the SecureScan technology and ongoing improvements currently being funded by the National Institute of Justice.

This product is a walk-through concealed weapons detector which uses sensing technology and artificial intelligence algorithms to accurately pinpoint the location, size and number of concealed weapons.  The control unit for this walk-through portal is a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location of the weapon to be stored electronically and referenced.  SecureScan products are distributed in three basic configurations; stand-alone units, portable units and integrated door systems.

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

In February 2006 we demonstrated a SecureScan II product with a precision optical biometric fingerprint terminal.  We had developed this product with Sagem Morpho, a multi-biometric solutions provider.  In March 2006 the Georgia Courts placed a purchase order for three Secure Scan II units with fingerprint identification capabilities.  As expected,  the demand for biometric interfaces has increased significantly.  In addition to verifying that an individual is not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including: fingerprint, facial,  iris, drivers license and employee identification card verification.

In spring of 2006 we entered into an additional CRADA (Cooperative Research and Development Agreement) with the Idaho National Laboratory (INL) to integrate nuclear radiation sensors  into the Securescan portal. We paid $50,000 (of a $200,000 total) as initial investment to license and deploy these sensors with the help of INL.  We also hired an additional electrical engineer to reengineer the Securescan to integrate this additional data with the magnetic and visual data processed by the firm/software.  The entire processing system was rewritten into a Linux based java operating system by another engineer hired for that purpose.

We intend to continue development to integrate explosive and drug detections capabilities into the SecureScan

2.  Visual First Responder

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

3.Cellphone Intercept Apparatus (C.I.A.)

View Systems recently added C.I.A. wireless cell phone detection and monitoring system to its product line. C.I.A. was originally created for the military as a tool to seek out cell phones being used to detonate bombs. It has the ability to locate cell phones, store their unique codes in a database and even drain battery power or disable the unit.  It has 4 Modes of Operation:

•

Interrogate Mode: Stores phone’s IMSI / IMEI code in system database and releases the handset back to the Commercial Network in a non-destructive manner.

•

Targeted Mode: Stores phone’s IMSI / IMEI code in system database, and releases them in a nondestructive manner except for ‘Targets’ which are locked to the system until they go out of range or are released by the system.

•

Firewall Mode: Stores phone’s IMSI / IMEI code in system database and locks them, controlling the ability to make or receive calls, SMSs, etc.

•

DF Mode: Stores phone’s IMSI / IMEI code in system database and releases the phone back to the commercial network in a non-destructive manner, except for those designated as ‘DF’ which will be locked until they go out of range or are placed into a “covert call” mode that facilitates their location with a DF unit.

The C.I.A. unit carries a price point in excess of $300,000  plus installation and training.  The gross margin of this product is in excess of 50%.  The patent holder of the product has asked us to be the exclusive manufacturer and distributer to other resellers and end users.  We feel that that will enhance gross margins through further cost reductions via re-engineering and volume discounts.  The indicated market size for correctional facilities alone is in excess of $300,000,000.

At the present time we only offer this product to government authorities and government controlled institutions.

4.ViewMaxx Digital Video System

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

Our ViewMaxx products include the following features:

.     Use any and all forms of telecommunications, such as standard telephone lines;

.     Video can be monitored 24 hours a day by a security monitoring center;

.     Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;

.     The system may be set to automatically review an area in a desired camera sequence;

.     Stores the video image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;

.     The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area;

.     Cameras can be concealed in ordinary home devices such as smoke detectors;

.     The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and

.     Modular expansion system configuration allows the user to purchase add-on components at a later date.

Depending on the features of a particular system the retail price can range from approximately $1,500 up to $6,500.

3. Additional Products

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

In addition, we offer support services for our products which include:

.      On site consulting/planning with customer architect and engineers,

.      Installation and technical support,

.      Training and "Train the Trainer" programs, and

.      Extended service agreements.

OUR MARKET

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

Manufacturing

We initially manufactured the SecureScan portal internally at our facilities in Baltimore, Maryland.  During the second quarter of 2004 we set up a complete manufacturing line in the Baltimore, Maryland facility for building, testing and further development of the Visual First Responder product.  In August 2005 we contracted with Inter-Connect Electronics, Inc. to manufacture and assemble our Visual First Responder units.  In the summer of 2005, we  contracted with Sports Field Specialties, LLC, a sheet metal manufacturer, to build the SecureScan product line.    The Sports Field Specialties relationship did not work out due to quality and support issues.  We settled our issues with a separation of the relationship and a payment plan for supplied components. We continue to entertain other manufacturing alternatives to insure the lowest possible cost while maintaining the highest possible quality.

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

Sales and Distribution

We are in the process of building a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products. We have added a Distributor in the Texas region to manage our end user dealer relationships.  The distributor has successfully placed several units and we are encouraged by the progress. We are seeking security consultants, specifiers and distributors of security and surveillance equipment that sell directly to schools, courthouses, and government and commercial buildings. We hired four in-house regional sales persons and intend to develop a national sales channel model and a distributor development program.

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

We also have experienced international interest from security related resellers and system integrators.    Previously, we had chosen not to pursue international markets, but are now evaluating potential sales in the Middle East.  We have opened a distribution center in Bahrain and have sold units to several companies and have entered reseller relationships to distribute all our products more widely.

Backlog

As of December 31, 2006, we had a backlog of $650,000, up from September 30, 2006.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including:

.      additional time necessary to conduct product inspections prior to shipping,

.      design or specification changes by the customer,

.      the customer's need to prepare the site, and

.      delays caused by other contractors on the project.

Major Customers

During the year ended December 31, 2006 we had one customer, Battelle Energy Alliance, L.L.C., that accounted for $149,050, or 11.9%, of our revenues. These sales were related to product sales of our Visual First Responder. Battelle Energy Alliance, L.L.C. is a science and technology organization that develops and commercializes technology and manages laboratories for the National Laboratories, Department of Defense and other clients. These customers continue to order products from us.  We currently have a backlog of approximately $200,000 plus.

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

We have obtained software licensing agreements for

.      software operating systems components,

.      fingerprint identification to possibly integrate into our proprietary software, and

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

Research and Development

We have cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology, nuclear sensors and the Visual First Responder technology that are performed by the Department of Energy and the National Institute of Justice.  We also contract with engineers and other third parties to develop or vary the design of our products and we record these expenses as professional fees.

Regulatory Environment

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

Employees

As of the date of this annual report, the Company employed approximately 17 persons, including four sales executives, 2 engineers and three office personnel.  Two persons are part-time and we also contract with two independent contractors who devote a majority of their work to a variety of our projects.  Our employees are not presently covered by any collective bargaining agreement.  Our relations with our employees are good, and we have not experienced any work stoppages.

Investor Relations

In August of , 2006 we entered into a consulting agreement with the Riderwwood Group, a Maryland limited liability company.  We engaged the Riderwood Group to assist in raising private equity investment.  They has raised $400,000 investment to date. The Riderwood Group has   agreed to maintain the confidentiality of secret, proprietary or non-public information.

Item 2. Description of Property

Our principal executive office is located in Baltimore, Maryland, where we lease approximately 4,600 square feet under a lease scheduled to expire on September 30, 2008, with monthly rental payments of approximately $2,870 with an annual escalator of 3%.

We also lease two additional offices.  We lease approximately 1,299 square foot sales, engineering and manufacturing office in the East Point Business Center in Jacksonville, Florida.  This lease has a base rent of approximately $1,500 with a 4% annual escalator and expires on January 1, 2008.  The second sales and engineering office is located in Office World Plaza in Lomita, California, near Los Angeles.   We lease this office for $850 per month and this lease expires February 28, 2007.

Item 3. Legal Proceedings

As of the date of this report we are not a party to any material legal proceedings.

Item 4.  Submission of Matters To A Vote of Security Holders

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the 2006 year.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchasers of Equity Securities

Market Information

Our common stock has been traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "VYST.OB" The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. The source of the following information is Yahoo Finance.

OTC Bulletin Board (1) (2)
	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$0.10	$0.10
Third Quarter	$0.08	$0.08
Second Quarter	$0.10	$0.09
First Quarter	$0.16	$0.14

FISCAL YEAR ENDED DECEMBER 31, 2005:
Fourth Quarter	$0.18	$0.16
Third Quarter	$0.29	$0.26
Second Quarter	$0.07	$0.06
First Quarter	$0.08	$0.06

(1)	Our common stock has been traded under the symbol "VYST.OB" on the OTC Bulletin Board since September 1998.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of December 31, 2006, there were approximately 344 holders of record of our common stock, not including holders who hold their shares in street name.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Our retained earnings deficit currently limits our ability to pay dividends.

Information Relating to Outstanding Shares

As of December 31, 2006, there were 98,398,422 shares of our common stock issued and outstanding and 7,171,725 shares of our preferred stock issued and outstanding.  We have not reserved any shares for issuance upon exercise of common stock purchase warrants, and no shares are issuable upon exercise of options to purchase shares of our common stock.

         Of the issued and outstanding shares, approximately 5,000,000 shares of our common stock (3,000,000 of which are owned by our officers, directors and principal stockholders) have been held for in excess of one year and are available for public resale pursuant to Rule 144 promulgated under the Securities Act.

         Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially-owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

Recent Sales of Unregistered Securities

During the year, we issued the following unregistered securities:

We issued an aggregate of 6,601,000 shares of our common stock at purchase prices ranging from $0.01738 to $0.10 per share to accredited investors during 2006, as follows:

Date of Issue

Price per Share

Number of Shares

February 20

$0.10

100,000

May 10

$0.10

60,000

October 17

$0.05

560,000

October 31

$0.05

300,000

November 1

$0.05

100,000

November 2

$0.05

500,000

November 3

$0.05

536,000

November 13

$0.05

300,000

November 30

$0.05

150,000

December 1

$0.04

875,000

December 4

$0.05

100,000

December 5

$0.05

250,000

December 6

$0.05

200,000

December 13

$0.05

200,000

December 15

$0.05

400,000

December 18

$0.05

100,000

December 19

$0.05

800,000

December 27

$0.05

740,000

December 29

$0.01738

330,000

Total

6,601,000

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The gross proceeds of the offer and sale of such shares was $348,237.  We paid placement agent commissions of 7%, or an aggregate of approximately  $16,191 to Riverwood Group with respect to the issuance of 4,626,000 of such shares during November and December 2006 for an aggregate purchase price of $231,300.

In addition, the Company issued 1,355,000 shares to consultants and employees for services in 2006 at values per shares of $0.04 to $0.14.

Issuer Purchase of Securities

None.

Item 6. Management Discussion And Analysis Or Plan of Operation

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Overview

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

·

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

·

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into SecureScan.  The control unit can be programed to automatically search against “most wanted” or outstanding warrant databases. Access control methods such as magnetic door locks can and have been incorporated

·

Central monitoring or video command centers which have and can be combined with the SecureScan product.

·

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the SecureScan portal.

·

A patented integrated and networkable neutron and gamma-ray radiation sub-system which is being integrated into other detection systems.

·

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

·

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

During 2006 we previewed our Biometric SecureScan III which includes positive identification and biometric verification capabilities, expanded our dealers and resellers in the Mid-West and Southwest region of the United States, introduced two new products.  The SecureScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver’s licenses and passports, and a visitor badge printing system.  The new products introduced in 2006 include a product offering marketed as the “LAW,” which is a handheld metal detector designed to improve police officer safety and a new wireless network detection system that senses cell phones and recognizes their identity, can intercept their transmissions and/or pass the signal on or return “network busy” signals.  We do not manufacture the “LAW” product but use it as an adjunct to the SecureScan and sell it separately.   The wireless network detection system is currently a military product and we are intending to deploy it exclusively in the correctional facilities market.  Response to and interest in this technology has been from high security situations.

We have also continued to explore international markets in the Mid-East and Thailand and have to establish some international relationships such as distributors and dealers.    We are continuing to develop the integration of nuclear sensor technology into our SecureScan and our Visual First Responder products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs”.  In addition, this technology will be used in stand alone handheld portable detectors or network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.  This technology is based on existing patents owned by the United States government and is licensed exclusively to View Systems for the purpose of commercializing it.

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

We have identified a company for acquisition that has just received a patent for an encryption engine which secures wireless and wired transactions (voice, data and video) from hackers and intruders.  The technology is a market disruptive technology which supersedes  any other encryption and security methods currently used.  Both inventors have been career encryption specialists with the federal government at the highest and most secure levels.  We have also identified a second company which is a Department of Defense service provider that is based in the Mid-east.  This company has significant revenues and a cadre of consultants that will be of great benefit during the deployment of our products in that region.  We are in the initial stages of negotiations for these acquisitions and we have not entered into a definite agreement with either company.

We have also entered into an agreement with the Bahrain Investment Development Bank , which is providing support for the establishment of a distribution and manufacturing entity.  We will be providing security screening for premier events in the gulf countries such as Formula 1 racing and venues ranging from UAE, Saudia Arabia and Bahrain.  The agreement gives View Systems access to dealerships and agents worldwide

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the years ended December 31, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2006	2005
Revenues, net	$ 1,250,188	$ 1,172,163
Cost of sales	751,578	629,319
Gross profit (loss)	498,610	542,844
Total operating expenses	1,608,321	3,005,094
Loss from operations	(1,109,711)	(2,462,250)
Total other income (expense)	(30,741)	(11,684)
Net income (loss)	(1,140,452)	(2,473,934)
Net income (loss) per share	$ (0.01)	$ (0.03)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in increased revenues for 2006 compared to 2005.  We also introduced new products in

2006, including the Cellphone Intercept Apparatus (C.I.A.) system.  Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  The increased net revenues for 2006 resulted in an increased gross profit for 2006 compared to 2005.

The following chart provides a breakdown of our sales in 2006 and 2005.

Dec. 31, 2006

Dec. 31, 2005

Secure Scan

$  840,713

$   708,695

ViewMaxx

      32,802

       53,057

Visual First Responder

    332,646

     362,340

Service

      44,027

       48,071

Our backlog at December 31, 2006, was $640,000, up from $200,000 at December 31, 2005.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 60% of net revenues for 2006, an increase from 54% in 2005.  The increase from year to year was primarily the result of decreased price points for an increased volume of units shipped. Management anticipates that the relative margins of each product line should remain relatively the same during 2007.

For 2006 total operating expense decreased compared to 2005.  The decrease in 2006 was primarily a result of a reduction in professional fees expense recognized related to agreements and consulting contracts with third parties from $1,774,696 to $286,229.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,140,452 at December 31, 2006.  Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the year ended December 31, 2006, we received cash from revenues of $1,250,188, proceeds from debt financing of $526,425 (less principal payments on notes payable of $10,797), $312,800 from sales of our common stock (less costs of issuance of common stock of $23,526) and $49,175 from stockholder advances.  For the year ended December 31, 2005 we received cash from revenues of $1,172,163, proceeds of $312,534 from sales of our common stock and relied on advances of $64,000 from Gunther Than, our CEO.

We also continue to rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable. For the year ended December 31, 2006 we issued 795,000 shares, valued at $73,800, to officers and employees for services, and we issued 560,000 shares, valued at $70,400 to independent contractors and consultants for services.  For the year ended December 31, 2005 we issued 2,907,000 shares, valued at $294,540, to officers and employees for services, and we issued 7,199,000 shares, valued at $1,562,376 to independent contractors and consultants for services.  Management anticipates that we will continue to issue shares for services in the short term.

As of December 31, 2006 we had approximately 1,601,588 authorized common shares remaining and management believes we will need to take the necessary steps to increase our authorized common stock during 2007.  On September 11, 2006, the Company filed an Information Statement on Schedule 14C with the SEC with respect to the receipt of the approval of holders of a majority of our then outstanding shares of, among other things, an increase in the authorized common stock of the Company to 250,000,000 shares.  However, due to possible or potential technical violations of the proxy rules promulgated under the Securities Exchange Act of 1934, as amended, with respect to the method of acquisition of such approvals and proxies, management of the Company notified the SEC in March 2007 that it will not rely on any prior proxies or approvals obtained with respect to the matters described in the Schedule 14C and would not pursue SEC approval of the preliminary Information Statement or filing or mailing of a definitive Information Statement related to such proxies and approvals.   Instead, the Company intends to hold a special meeting of shareholders during the second quarter of 2007 to consider, among, other things, an increase in the authorized common stock of the Company to 250,000,000 shares.

Management intends to finance our 2007 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $500,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2007and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2007, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in Jacksonville, FL under a two-year non-cancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense was $135,690 and $81,216 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, future minimum payments for operating leases related to our office and manufacturing facilities were $86,193 through December 31, 2008.

Our total current liabilities increased to $1,338,691 at December 31, 2006 compared to $712,658 at December 31, 2005.  Our total current liabilities at December 31, 2006 included accounts payable of $421,908, accrued expenses of $35,452, accrued interest of $100,860, accrued royalties of $75,000, loans to a shareholder of $113,175 and notes payable of $592,296.  Our total current liabilities at December 31, 2005 included accounts payable of $343,430, accrued expenses of $43,229, accrued interest of $77,000, accrued royalties of $75,000, loans to an officer of $64,000 and a note payable to a former stockholder of Xyros Technology of $110,000.

Our notes payable consists of the following:

·

A note in the principal amount of $110,000 payable to the former shareholder of Xyros Technology, Inc.  The note is due on demand with interest at 10% per annum.  As of December 31, 2004, we are in default on the note which was due in 1999.  We negotiated to repay the loan as cash flows permit and this debt remains outstanding.  We are in doubt about the intentions, will or ability of the note holder to attempt collection of this debt.  At this time, the entity is no longer in existence and we have been unable to locate the principals of that company.

·

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installment; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The company is taking steps to negotiate these defaults.

·

An unsecured loan from a stockholder in the aggregate amount of $39,203, which is being paid in monthly installments of $2,512, which includes interest at 10%.

·

An unsecured loan from a stockholder in the principal amount of $100,000 which was due in full on November 1, 2007 with interest at 7%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares.

OFF BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

·

Any obligation under certain guarantee contracts;

·

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

·

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

·

 Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•

Whether other assets or group of assets are related to the useful life of the licenses,

•

Whether any legal, regulatory or contractual provisions will limit the use of the assets,

•

We evaluate the cost of maintaining the license,

•

We consider the possible effects of obsolescence, and

•

Whether there is maintenance or any other costs associated with the license.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our

Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-KSB, including our financial statements and the related notes.

We have experienced historical losses and a substantial accumulated deficit. If we are unable to reverse this trend, we will likely be forced to cease operations.

We have incurred losses for the past two fiscal years and had a net loss of $1,140,452 at December 31, 2006. In addition, at December 31, 2006, View Systems, Inc. had a retained earnings deficit of $19,515,797. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

We have a working capital deficit and significant capital  requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company has a net loss of $1,140,452 for the fiscal year ended December 31, 2006 and net cash used in operations of $768,816 for the fiscal year ended December 31, 2006, and a working capital deficiency of $960,346 at December 31, 2006.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2006 was $1,140,452 and our net loss for the year ended December 31, 2005 was $2,473,934.  Our retained deficit was $19,515,797 at December 31, 2006.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2006 and December 31, 2005. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

We need additional external capital and if we are unable to raise sufficient capital to fund our plans, we may be forced to delay or cease operations.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our sales channels.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

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

Our revenues are dependent in part upon our relationships and alliances with government and partners.

While we own exclusive licenses for the SecureScan technology, we are dependent upon the continuation of the ongoing contract between the Department of Energy for continuations and improvements to the concealed weapons detection technology.  We are also reliant upon the Department of Energy for continuations and improvements to the Visual First Responder.  If this entities should discontinue its operations or research and development we may lose our competitive edge in our market.

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

Currently, our directors and executive officers collectively hold approximately 6% of the voting power of our common and preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 4 % of the total voting power as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the sarbanes-oxley act would lead to loss of investor confidence in our reported financial information.

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

There is no significant active trading market for our shares, and if an active trading market does not develop, purchasers of our shares may be unable to sell them publicly.

There is no significant active trading market for our shares and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

   o  Investors may have difficulty buying and selling our shares or obtaining market quotations;

   o  Market visibility for our common stock may be limited; and

   o  A lack of visibility for our common stock may depress the market price for our shares.

The success of our business depends upon the continuing  contribution of our key personnel, including mr. Gunther than, our chief executive officer, whose knowledge of our business would be difficult to replace in the event we lose his services.

Our operations are dependent on the efforts and relationships of Gunther Than and the senior management of our organization. We will likely be dependent on the senior management of our organization for the foreseeable future. If any of these individuals becomes unable to continue in their role, our business or prospects could be adversely affected. For example, the loss of Mr. Than could damage customer relations and could restrict our ability to raise additional working capital if and when needed.  There can be no assurance that Mr. Than will continue in his present capacity for any particular period of time.

Our common stock could be considered a "penny stock."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

   o    variations in our quarterly operating results;

   o    loss of a key relationship or failure to complete significant transactions;

   o    additions or departures of key personnel; and

   o    fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.  Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

Item 7.  Financial Statements

The financial statements are attached to this Annual Report on Form 10-KSB as Appendix A.  The report of Company's Independent Auditor appears at Page F-1 hereof, the Financial Statements of the Company appear at Page F-2 through F-25 hereof.

Item 8.  Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

There have been no changes to or disagreements with our accountants that are required to be disclosed.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer who also acts as our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective.  Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 8B. Other Information

None.

 PART III

Item 9.  Directors, Executive Officers, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table includes the names, positions held, and ages of our current executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE

Gunther Than	59	Chief Executive Officer,	1998
		Treasurer and Director

Michael L. Bagnoli	51	Corp. Secretary and Director	1999

Martin Maassen	64	Director	1999

Gunther Than,  Director, Treasurer and Chief Executive Officer. Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998.  He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003.  Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technology and computer equipment.  Real View Systems was acquired by View Systems in 1998.  Mr. Than is the founder, President and CEO of View Technologies, Inc., a software development company, and he continues in those positions.  Mr. Than is a graduate of the University of Wisconsin, with a dual Bachelors degree in engineering physics and applied mathematics.

Michael L. Bagnoli, Secretary and Director. Mr. Bagnoli became a Director in May 1999 and was appointed Secretary in June 2004.  He holds degrees as a medical doctor and a dental specialist.  Since 1988 he has practiced dentistry in the specialty area of oral and masiofacial surgery for a physician group in Lafayette, Indiana.  In his practice he introduced arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction.  Mr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

Martin Maassen, Director. Mr.  Maassen became a Director in May 1999, he formerly served as our Chairman of the Board from April 2000 to September 2002.  From September 1995 to the present he is a staff physician at Lafayette Emergency Care, P.C. located in Lafayette, Indiana.  He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth

hospitals located in Indiana.  In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance Matters

Audit Committee. The board of directors has established an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Board of Directors Independence. Our board of directors currently consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our board of directors has determined that we have one audit committee financial expert serving on our audit committee within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Ms. Susan Mrzlack serves on our audit committee and is a certified public accountant and, pursuant to NASD Rule 4200(a)(15), we believe Ms. Mrzlack is independent.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees.  However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee. Compensation Committee. We have  established a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2006, appear to have been complied with to the best of our knowledge.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

No officer of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2006.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003.  Mr. Than's employment is "at will" and we may terminate him with or without cause.  Either party may terminate his employment with a 30-day written notice or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination.  Mr. Than is entitled to receive an annual salary of $120,000 and 60,000 shares of common stock for each month of service, however, Mr. Than agreed to not receive such salary or shares in 2006.  Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2006.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2006.

Item 11.  Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters

The following tables set forth information as of December 31, 2006 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 98,398,422 shares of common stock outstanding as of December 31, 2006.

		NUMBER OF	PERCENT OF
		SHARES	SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Michael L. Bagnoli	Common	720,000 (1)	Less than 1%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	2,449,919 (2)	2.7%
1340 Fawn Ridge Drive
West Lafayette, Indiana
47906

Gunther Than	Common	4,584,140 (3)	4.6%
1550 Caton Center Drive,	Preferred	7,171,725	100%
Suite E
Baltimore, Maryland 21227

All Directors and officers	Common	7,754,059	78.6%
as a group	Preferred	7,171,725	100%

      (1)   Represents 610,000 shares held by Mr. Bagnoli, 40,000 shares held by his spouse and 70,000 shares held by a trust.

      (2)   Represents 1,699,919 held by Mr. Maassen and his spouse and 750,000 shares held by his spouse

Item 12.   Certain Relationships and Related Transactions

In order for the Company to meet its financial obligations, the Company’s President, Gunther Than, loans the Company funds on occasion and is repaid when funds are available.  During 2006 and 2005 Mr. Than advanced to the Company a total of $0 and $64,000, respectively.  The Company did not repay these advances during 2006 or 2005 so the balance due to Mr. Than remains at $64,000.

A shareholder has made cash advances to the Company to help with short-term working capital needs in the aggregate amount of $39,203, which is being paid in monthly installments of $2,512, which includes interest at 10%.

In addition, an unsecured loan from a stockholder in the principal amount of $100,000 which was due in full on November 1, 2007 with interest at 15%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares.

Item 13.  Exhibits

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.	Report of Independent Registered Public Accounting Firms

ii.	Consolidated balance sheet as of December 31, 2006

iii.	Consolidated statements of operations for the years ended December 31, 2006 and 2005

iv.	Consolidated statement of changes in shareholders' equity for the years ended December 31, 2006 and 2005

v.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

vi.	Notes to consolidated financial statements for the years ended December 31, 2006 and 2005

(b) The following financial statements are filed as a part of this Form 10-KSB:

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

10.6

Consulting Agreement between View Systems and Business Development Corporation, dated December 27, 2005.  (Incorporated by reference to exhibit 10.4 to Form SB-2, as amended, filed February 2, 2006)

10.7

Engagement between View Systems and John F. Alexander, dated October

 6, 2005 (Incorporated by reference to exhibit 10.5 to Form SB-2, as amended, filed February 2, 2006)

10.8

Consulting Agreement between View Systems and Elite Equity Marketing, dated February 6, 2006

21.1

Subsidiaries (Incorporated by reference to exhibit 21.1 for Form

10-KSB, filed March 31, 2003)

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2

Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*

Filed herewith

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant, Chisholm, Bierwolf & Nilson, LC, Certified Public Accountants for 2005 and Davis, Sita & Company, P.A., our principal accountant for 2006.

2006

2005

      Audit fees

$20,000

$16,000

      Audit-related fees

  0

  4,000

      Tax fees

  0

  0

      All other fees

  0

  0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

View Systems, Inc.
By: /s/ Gunther Than
Gunther Than
Chief Executive Officer

Each person whose signature appears below appoints Gunther Than as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-KSB of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 30, 2007
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 30, 2007
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 30, 2007
Martin J. Maassen

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms, together with consolidated financial statements for the Company and subsidiary, including:

a.	Report of Independent Registered Public Accounting Firms

b.	Consolidated balance sheet as of December 31, 2006

c.	Consolidated statements of operations for the years ended December 31, 2006 and 2005

d.	Consolidated statements of changes in stockholders' equity for the years ended December 31, 2006 and 2005

e.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

f.	Notes to consolidated financial statements for the years ended December 31, 2006 and 2005

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

View Systems, Inc. and Subsidiaries

CONTENTS

PAGES	F-1- F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES	F-4 – F-5	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-7 – F-9	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-10 – F-11	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-12– F- 25	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of View Systems, Inc. for the year ended December 31, 2005, were audited by other auditors whose report dated March 1, 2006 expressed an unqualified opinion.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting  principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present, in all material respects, the financial position of View Systems, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2007.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Davis, Sita & Company, P.A.

Davis, Sita & Company, P.A

Greenbelt, Maryland

March 21, 2007

CHISHOLM, BIERWOLF & NILSON
Certified Public Accountants
A Limited Liability	533 W. 2600 S., Suite 250	Office (801) 292-8756
Partnership	Bountiful, Utah 84010	Fax (801) 292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

January 20, 2007.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets As of December 31, 2006

ASSETS
December 31,
2006

Current Assets
Cash	$ 48,233
Accounts Receivable (Net of Allowance of $1,000)	306,247
Inventory	23,865

Total Current Assets	378,345

Property & Equipment (Net)	30,742

Other Assets
Licenses (Net)	1,207,022
Due from Affiliates	122,476
Deposits	7,328

Total Other Assets	1,336,826

Total Assets	$ 1,745,913

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets As of December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 421,908
Accrued Expenses	35,452
Accrued Interest	100,860
Accrued Royalties	75,000
Loans from Shareholder	113,175
Notes Payable	592,296

Total Current Liabilities	1,338,691

Long-term debt:
Accounts payable	90,000

Total liabilities	1,428,691

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 98,398,422	98,399
Additional Paid in Capital	19,662,903
Retained Earnings (Deficit)	(19,515,797)

Total Stockholders' Equity	317,222

Total Liabilities and Stockholders' Equity	$ 1,745,913

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations For the Years Ended December 31, 2005 and 2006

	For the Year Ended
	December 31,
	2006	2005
		(Restated)

Revenues, Net	$ 1,250,188	$ 1,172,163

Cost of Sales	751,578	629,319

Gross Profit (Loss)	498,610	542,844

Operating Expenses
General & Administrative	603,477	451,974
Professional Fees	286,229	1,774,696
Bad Debts	(63,505)	48,485
Salaries & Benefits	782,120	729,939

Total Operating Expenses	1,608,321	3,005,094

Net Operating Income (Loss)	(1,109,711)	(2,462,250)

Other Income (Expense)
Interest Expense	(30,741)	(11,684)

Total Other Income (Expense)	(30,741)	(11,684)

Net Income (Loss)	$ (1,140,452)	$ (2,473,934)

Net Income (Loss) Per Share	$ (0.01)	$ (0.03)

Weighted Average Shares Outstanding	92,445,088	80,462,924

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 2005 and 2006

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2004	-	$ -	76,533,922	$ 76,534	$ 17,119,596	$ -

January - March 2005 -shares issued for cash	-	-	155,000	155	15,345	-

January - March 2005 - shares issued in payment of accounts payable	-	-	128,000	128	18,872	-
	-	-				-
January - March 2005 - shares issued for services	-	-	1,805,000	1,805	191,335	-

April - June 2005 - shares issued for cash	-	-	2,287,500	2,288	114,713	-

April - June 2005 - shares issued for services	-	-	1,242,000	1,242	77,004	-

July - September 2005 - shares issued for cash	-	-	612,000	612	55,588	-

July - September 2005 - shares issued for services	-	-	150,000	150	37,998	-

July - September 2005 - shares issued	7,171,725	71,717	-	-	-	-

October - December 2005 - shares issued for cash	-	-	953,330	953	122,880	-

October - December 2005 - shares issued for services	-	-	6,909,000	6,909	1,540,473	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,473,934)

Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,375,345)

January - March 2006 - shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 - shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 – shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan which was
previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

October - December 2006 - shares issued for cash	-	-	5,611,000	5,611	266,189	-

October - December 2006 - shares issued for services	-	-	120,000	120	5,880	-

October-December 2006 - stock issued as payment of a note payable
payable including accrued interest	-	-	330,000	330	35,107	-

Costs associated with raising capital	-	-	-	-	(82,382)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,140,452)

	7,171,725	$ 71,717	98,398,422	$ 98,399	$ 19,662,903	$ (19,515,797)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows For the Years Ended December 31, 2005 and 2006

	For the Year Ended
	December 31,
	2006	2005
		(Restated)

Cash Flows from Operating Activities:
Net Income (Loss)	$ (1,140,452)	$ (2,473,934)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	111,352	120,819
Bad Debts	(63,505)	48,485
Interest Expense Paid with Stock	2,104	-
Stock Issued for Services	144,200	1,928,633
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	37,940	(220,144)
Inventories	48,147	(10,815)
Other Assets	(37)	(4,972)
Increase (Decrease) in:
Accounts Payable	109,622	96,655
Accrued Expenses	(18,187)	28,681

Net Cash Used in Operating Activities	(768,816)	(486,592)

Cash Flows from Investing Activities:
Additions to fixed assets	(18,835)	(19,102)
Advances (to)/ receipt from related party	(26,901)	2,882

Net Cash Provided by (Used in) Investing Activities	(45,736)	(16,220)

Cash Flows from Financing Activities:
Funds advanced from stockholders	49,175	64,000
Proceeds from debt financing	526,425	-
Proceeds from stock issuance	312,800	312,534
Cost of issuance of common stock	(23,526)	-
Principal Payments on Notes Payable	(10,797)	(38,500)

Net Cash Provided by Financing Activities	854,077	338,034

Increase (Decrease) in Cash	39,525	(164,778)

Cash and Cash Equivalents at Beginning of Period	8,708	173,486

Cash and Cash Equivalents at End of Period	$ 48,233	$ 8,708

Cash Paid For:
Interest	$ 4,777	$ 684
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Stock Issued in payment for Note Payable	$ 33,333	$ -

Stock issued in payment of accounts payable	$ -	$ 19,000

Accrued cost of raising capital	$ 58,856	$ -

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

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

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of December 31, 2006 consisted of finished goods.

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

Equipment

5-7 years

Software tools

3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $6,394 and $15,861, respectively.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

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

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the years ended December 31, 2006 and 2005 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2006.  It was determined to not be impaired.

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

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development

Research and development costs are expensed as incurred.  Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over the estimated useful lives.

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2006 and 2005 were $16,876 and $26,024.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the years ended December 31, 2006 and 2005 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2006

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(1,140,452)	92,445,088	$ (0.01)

Effect of dilutive securities:
Convertible debt	-	111,000	-

Basic and fully diluted earnings per share	$(1,140,452)	92,556,088	$ (0.01)

Year ended December 31, 2005

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(2,473,934)	80,462,924	$ (0.03)

Basic and fully diluted earning per share			$ (0.03)

As of December 31, 2006 and 2005 there were unexercised options for 107,690 shares however due to operating losses in both years these shares are considered to be antidilutive in nature.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2006 and 2005, the Company incurred net losses of $1,140,452 and $2,473,934, respectively.  During 2006 and 2005, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

Historically, the Company has financed its operations primarily through private financing however increases in sales revenue during 2006 made a significant contribution to working capital.  It is management’s intention to finance operations during 2007 primarily through increased sales although there will still be a need for additional equity financing.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In May 2005, the FASB issued statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and a replacement of FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  FASB 154 changes the accounting for, and reporting of, a change in accounting principle.  The statement requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  The  statement is effective for accounting changes and corrections of errors in fiscal years beginning  after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

3.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140.  SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets.  The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006.  The adoption of SFAS is not expected to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006.  It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit.  If it is “more likely than not” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements.  Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized.  The recognition/derecognition decision should be reflected in the first interim period when the statues change and not deferred to a future settlement upon audit.  General tax reserves to cover aggressive positions taken in filed returns are no longer allowable.

Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax reserves on its books, this interpretation is not expected to have a material effect on the Company’s financial position or results of operations in future periods.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB standards.  No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (such as broker-dealers), no significant changes in practice should ensue.  The standard is to be applied to financial statements beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

3.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132”.  This standard requires recognition in the balance sheet of the funded status of pension plans, rather than a footnote disclosure which has been the current practice.  Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements endings after June 15, 2007.  Because View Systems, Inc. does not maintain a defined benefit pension plan and has no intentions to do so, this standard should not have any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income.  The Standard is in effect for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts are short term or due on demand so that fair value approximates recorded value.

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

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

5. DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $122,476 as of December 31, 2006 and $95,575 as of December 31, 2005 to a related corporation, Geoscopix, Inc (formerly View Technologies, Inc.), which is controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance.  The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.  Management has determined that the advance is totally collectible.

6. NOTES PAYABLE

Notes payable as of December 31, 2006 consists of the following:

Former shareholder of Xyros Technology, Inc. Due on demand with interest at 10% per annum. Originally due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.	$ 110,000

Investor/stockholder group During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum. As of the date of this report the investors have demanded repayment of these loans.	34,093

Stockholder An unsecured loan from a stockholder which is being paid in monthly installments of $2,512, which includes interest at 10%.	39,203

Stockholder An unsecured loan from a stockholder which is due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares.	100,000

Total	$ 592,296

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

7.   INCOME TAXES

       The components of the net deferred tax asset and liability as of December 31, 2006 are as follows:

Effect of net operating loss carryforward

$

8,901,525

Less evaluation allowance

(8,901,525)

Net deferred tax asset (liability)

$

-

       The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2006	2005
Net loss per financial statements which approximates
net loss per income tax returns	$ (1,140,452)	$ (2,473,936)

Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(433,372)	(949,898)

Less valuation allowance	433,372	949,898

Net income tax expense (benefit)	$ -	$ -

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

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

9.  OPERATING LEASE

The Company leases office and warehouse space in Baltimore, MD under a three-year noncancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in Jacksonville, FL under a two-year noncancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense was $135,690 and $81,216 for the years ended December 31, 2006 and 2005, respectively.

The following is a schedule by year, of approximate future minimum lease payments required under this lease:

Year ending December 31:
2007	$ 56,029
2008	30,164

Total minimum future rental payments	$ 86,193

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

10.  STOCK BASED COMPENSATION

During the years ended December 31, 2006 and 2005 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

Restricted Stock Grants

The Company’s Board of Directors and stockholders have approved a restricted share plan under which shares of the Company’s common stock will be granted to employees, officers and directors at the discretion of the Board of Directors.  During 2006 and 2005, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

	2006		2005
	Number	Expense	Number	Expense
	of Shares	recognized	of Shares	Recognized
Officers and employees	795,000	$ 73,800	2,907,000	$ 294,540
Independent contractors and Consultants	560,000	70,400	7,199,000	1,562,376
Total	1,355,000	$ 144,200	10,106,000	$ 1,856,916

Officers’ and employees’ compensation was based on the fair market value of the common stock issued on the date of grant less a discount of 10% due to the restricted nature of the grant.  Independent contractors and consultants expense was based on the estimated value of services rendered.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

10.  STOCK BASED COMPENSATION

Stock Options and Warrants

The Company adopted the 1999 Stock Option Plan during the year ended December 31, 1999.  The Plan reserves 4,500,000 shares of the Company’s unissued common stock for options.  Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of the grant.

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2006 and 2005 is as follows:

2006
	Common	Weighted
	Stock	Average	Range of
	Options	Exercise Price	Exercise Price
Outstanding at beginning of year	107,690	$ 1.63	$ .01 - 2.07
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	107,690	$ 1.63	$ .01 - 2.07

2005
	Common	Weighted
	Stock	Average	Range of
	Options	Exercise Price	Exercise Price
Outstanding at beginning of year	107,690	$ 1.63	$ .01 - 2.07
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	$107,690	$ 1.63	$ .01 - 2.07

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations.  There were no stock options granted during the years ended December 31, 2006 and 2005.

View Systems, Inc. and Subsidiaries

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

11.  RELATED PARTY TRANSACTIONS

In order for the Company to meet its financial obligations, the Company’s President, Gunther Than, loans the Company funds on occasion and is repaid when funds are available.  During 2006 and 2005 Mr. Than advanced to the Company a total of $0 and $64,000, respectively.  The Company did not repay these advances during 2006 or 2005 so the balance due to Mr. Than remains at $64,000.

In addition, other shareholders made cash advances to the Company to help with short-term working capital needs.  The totals advanced from other shareholders during 2006 amounted to $49,175, from loans made without repayment terms or stated interest rates, and additional loans, in the form of promissory notes, in the amount of $482,296. Loans made with repayment terms are described in Note 6 above.