Form 10QSB
period 2007-03-31
VIEW SYSTEMS INC
filed 2007-05-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007 View Systems, Inc. had 97,173,422 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2007 and the year ended December 31, 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

VIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

ASSETS
	March 31,	December 31,
	2007	2006

Current Assets
Cash	$ 7,302	$ 48,233
Accounts Receivable(Net of Allowance of $1,000)	223,393	306,247
Inventory	64,467	23,865

Total Current Assets	295,163	378,345

Property & Equipment (Net)	30,692	30,742

Other Assets
Licenses	1,180,782	1,207,022
Due from Affiliates	125,476	122,476
Deposits	7,528	7,328

Total Other Assets	1,313,786	1,336,826

Total Assets	$ 1,639,641	$ 1,745,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 490,653	$ 421,908
Accrued Expenses	40,960	35,452
Accrued Interest	115,036	100,860
Accrued Royalties	93,750	75,000
Loans from Shareholder	287,530	113,175
Notes Payable	587,996	592,296

Total Current Liabilities	1,615,925	1,338,691

Long-term Debt
Accounts payable	30,000	90,000

Total Liabilities	1,645,925	1,428,691

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 98,398,422	98,399	98,399
Additional Paid in Capital	19,662,903	19,662,903
Retained Earnings (Deficit)	(19,839,303)	(19,515,797)
Total Stockholders' Equity (Deficit)	(6,284)	317,222

Total Liabilities and Stockholders' Equity	$ 1,639,641	$ 1,745,913

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF MARCH 31, 2007 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Revenues, Net	$ 250,706	$ 402,575

Cost of Sales	141,509	207,282

Gross Profit (Loss)	109,197	195,293

Operating Expenses
Business Development	26,502	39,677
General & Administrative	140,121	139,152
Professional Fees	72,037	51,295
Salaries & Benefits	178,276	205,206

Total Operating Expenses	416,936	435,330

Net Operating Income (Loss)	(307,739)	(240,037)

Other Income(Expense)
Interest Expense	(15,767)	(5,346)

Total Other Income(Expense)	(15,767)	(5,346)

Net Income (Loss)	$ (323,506)	$ (245,383)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	98,398,422	90,875,752

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF MARCH 31, 2007 (UNAUDITED)

					Additional	Retained
			Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2005	7,171,725	$71,717	90,775,752	$90,776	$19,293,804	$(18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 - shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

October - December 2006 - shares issued for cash	-	-	5,611,000	5,611	266,189	-

October - December 2006 - shares issued for services	-	-	120,000	120	5,880	-

October - December 2006 - shares issued as payment a note payable
including accrued interest	-	-	330,000	330	35,107	-

Costs associated with raising capital	-	-	-	-	(82,382)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,140,452)

Balance, December 31, 2006	7,171,725	$71,717	98,398,422	$98,399	$19,662,903	$(19,515,797)

Net loss for the period ended March 31, 2007	-	-	-	-	-	(323,506)

Balance, March 31, 2007	7,171,725	$71,717	98,398,422	$98,399	$19,662,903	$(19,839,303)
The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF MARCH 31, 2007 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$ (323,506)	$ (245,383)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	28,390	29,240

Stock issued for services	-	16,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	82,854	251,878
Inventories	(40,602)	(124,919)
Deposits	(200)	(2,355)
Increase (Decrease) in:
Accounts Payable	8,744	96,830
Accrued Expenses	5,508	(13,220)
Accrued Interest	14,176	5,083
Accrued Royalties	18,750	(18,750)

Net Cash Provided (Used) by Operating Activities	(205,886)	(5,596)

Cash Flows from Investing Activities:
Purchases of equipment	(2,100)	(11,391)

Net Cash Used In Investing Activities	(2,100)	(11,391)

Cash Flows from Financing Activities:
Funds advanced (to) from affiliate	(3,000)	(8,300)
Funds provided by issuance of notes payable	-	200,000
Principal payments on notes payable	(4,300)	-
Loans from Shareholders	174,355	-
Proceeds from stock issuance	-	10,000

Net Cash Provided by Financing Activities	167,055	201,700

Increase (Decrease) in Cash	(40,931)	184,713

Cash and Cash Equivalents at Beginning of Period	48,233	8,708

Cash and Cash Equivalents at End of Period	$ 7,302	$ 193,421

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment of accounts payable	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 (UNAUDITED)

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

During 2006 we previewed our Biometric SecureScan III which includes positive identification and biometric verification capabilities, expanded our dealers and resellers in the Mid-West and Southwest region of the United States, introduced two new products.  The SecureScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver’s licenses and passports, and a visitor badge printing system.  The new products introduced in 2006 include a product offering marketed as the “LAW,” which is a handheld metal detector designed to improve police officer safety and a new wireless network detection system that senses cell phones and recognizes their identity, can intercept their transmissions and/or pass the signal on or return “network busy” signals.  We do not manufacture the “LAW” product but use it as an adjunct to the SecureScan and sell it separately.   The wireless network detection system is currently a military product and we are intending to deploy it exclusively in the correctional facilities market.  Response to and interest in this technology has been from high security situations.  In addition, we developed a MMV (Multi-mission Mobile Video) product in response to market requests for miniaturization of the video product VFR.  This product will be released in the second or third quarter of 2007.  Our research indicates that the market potential of the MMV is ten-fold that of the VFR.  We expect to deliver more than 50 units of the MMV before the end of 2007

We have also continued to explore international markets in the Mid-East and Thailand and have to establish some international relationships such as distributors and dealers.    We are continuing to develop the integration of nuclear sensor technology into our SecureScan and our Visual First Responder products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs”.  In addition, this technology will be used in stand alone handheld portable detectors or network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.  This technology is based on existing patents owned by the United States government and is licensed exclusively to View Systems for the purpose of commercializing it.

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

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three month period ended March 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Period Ended March 31,
	2007	2006
Revenues, net	$ 250,706	$ 402,575
Cost of sales	141,509	207,282
Gross profit	109,197	195,293
Total operating expenses	416,936	435,330
Loss from operations	(307,739)	(240,037)
Total other expense	(15,767)	(5,346)
Net loss	(323,506)	(245,383)
Net loss per share	$ (0.00)	$ (0.00)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in increased revenues for 2006 compared to 2005.   Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  The increased net revenues for 2006 resulted in an increased gross profit for 2006 compared to 2005 while decreasing our expenses to consultants.

The following chart provides a breakdown of our sales for the 2007 and 2006 three month periods.

	March 31, 2007	March 31, 2006
SecureScan	$ 213,716	$ 139,900
ViewMaxx Digitial Video products	5,423	3,980
Visual First Responder	17,887	249,720
Service, installation and training	$ 13,690	$ 8,975

Our backlog at March 31, 2007, was $780,000 up from $300,000 at March 31, 2006. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 56% of net revenues for the first three months of 2007, an [increase] from 51% from the same period in 2006.  The increase from period to period was primarily the result of [decreased price points for an increased volume of units shipped. Management anticipates that the relative margins of each product line should remain relatively the same during rest of 2007.]

For the first three months of 2007 total operating expense decreased compared to the same period in 2006.  The decrease during the first quarter of 2007 was primarily a result of [a reduction in professional fees expense recognized related to agreements and consulting contracts with third parties from $1,774,696 to $286,229.]

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses for the past two fiscal years and had a net loss of $323,506 for the three month period ended March 31, 2007.  Our net revenues from product sales are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern unless we obtain financing.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the three month period ended March 31, 2007 (the “2007 three month period”) we received cash from revenues of $250,706 and $174,355 from stockholder advances from Gunther Than, our CEO.

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

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in

Jacksonville, FL under a two-year non-cancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense increased 4% over last year.  At March 31, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were $61,350 through December 31, 2008.

Our total current liabilities increased to $1,615,925 at March 31, 2007 compared to $1,338,691 at December 31, 2006.  Our total current liabilities at March 31, 2007 included accounts payable of $490,653, accrued expenses of $40,960, accrued interest of $115,036, accrued royalties of $93,750, loans from a shareholder of $287,530 and notes payable of $587,996.  Our total current liabilities at December 31, 2006 included accounts payable of $421,908, accrued expenses of $35,452, accrued interest of $100,860, accrued royalties of $75,000, loans from a shareholder of $113,175 and notes payable of $592,296.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

FACTORS AFFECTING FUTURE PERFORMANCE

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

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Quarterly Report on Form 10-QSB, including our financial statements and the related notes.

We have experienced historical losses and a substantial accumulated deficit. If we are unable to reverse this trend, we will likely be forced to cease operations.

We have incurred losses for the past two fiscal years and had a net loss of $323,506 at March 31, 2007. In addition, at March 31, 2007, View Systems, Inc. had a retained earnings deficit of $19,839,303. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company had a net loss of $323,506 for the three months ended March 31, 2007 and net cash used in operations of $205, 886 for the three months ended March 31, 2007, and a working capital deficiency of $1,320,762 at March 31, 2007.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We have incurred losses for the past two fiscal years and had a net loss of $323,506 at March 31, 2007. In addition, at March 31, 2007, View Systems, Inc. had a retained earnings deficit of $19,839,303. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at March 31, 2007 and December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Currently, our directors and executive officers collectively hold approximately 6% of the voting power of our common and stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 4 % of the total voting power as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

•

Investors may have difficulty buying and selling our shares or obtaining market quotations;

•

Market visibility for our common stock may be limited; and

•

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

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

   •

variations in our quarterly operating results;

   •

loss of a key relationship or failure to complete significant transactions;

   •

additions or departures of key personnel; and

   •

fluctuations in stock market price and volume.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.”

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.

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

21.1

Subsidiaries (Incorporated by reference to exhibit 21.1 for Form10-KSB, filed March 31, 2003)

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

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

(Registrant)

Date: May 14, 2007

By:

/s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Financial and Accounting Officer)