Form 10QSB
period 2007-06-30
VIEW SYSTEMS INC
filed 2007-08-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9, 2007 View Systems, Inc. had 98,965,138 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended June 30, 2007 and the year ended December 31, 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudted)
Current Assets
Cash	$ 52,154	$ 48,233
Accounts Receivable (Net of Allowance of $1,000)	370,184	306,247
Inventory	86,764	23,865

Total Current Assets	509,102	378,345

Property & Equipment (Net)	28,542	30,742

Other Assets
Licenses	1,154,542	1,207,022
Due from Affiliates	135,507	122,476
Deposits	4,087	7,328
Total Other Assets	1,294,136	1,336,826

Total Assets	$ 1,831,780	$ 1,745,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 465,570	$ 421,908
Accrued Expenses	20,279	35,452
Accrued Interest	129,212	100,860
Accrued Royalties	112,500	75,000
Loans from Shareholder	450,233	113,175
Notes Payable	587,996	592,296
Total Current Liabilities	1,765,790	1,338,691

Long-term Debt
Accounts payable	30,000	90,000
Total Liabilities	1,795,790	1,428,691

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 98,498,422	98,499	-
Issued and Outstanding 98,398,422	-	98,399
Additional Paid in Capital	19,667,803	19,662,903
Retained Earnings (Deficit)	(19,802,029)	(19,515,797)
Total Stockholders' Equity	35,990	317,222

Total Liabilities and Stockholders' Equity	$ 1,831,780	$ 1,745,913

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues, Net	$ 711,063	$ 222,403	$ 961,769	$ 624,978

Cost of Sales	237,272	111,457	378,781	318,739

Gross Profit	473,791	110,946	582,988	306,239

Operating Expenses
Business Development	27,445	73,700	53,947	113,377
General & Administrative	197,904	108,075	338,025	247,227
Professional Fees	57,272	52,137	129,309	103,432
Salaries & Benefits	139,583	211,665	317,859	416,871

Total Operating Expenses	422,204	445,577	839,140	880,907

Net Operating Income (Loss)	51,587	(334,631)	(256,152)	(574,668)

Other Income(Expense)
Interest Expense	(14,313)	(8,669)	(30,080)	(14,015)

Total Other Income(Expense)	(14,313)	(8,669)	(30,080)	(14,015)

Net Income (Loss)	$ 37,274	$ (343,300)	$ (286,232)	$ (588,683)

Net Income (Loss) Per Share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	98,398,422	91,106,170	98,398,422	91,106,170

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AS OF JUNE 30, 2007 (Unaudited)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2005	7,171,725	$ 71,717	90,775,752	$ 90,776	$ 19,293,804	$ (18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 - shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

October - December 2006 - shares issued for cash	-	-	5,611,000	5,611	266,189	-

October - December 2006 - shares issued for services	-	-	120,000	120	5,880	-

October - December 2006 - shares issued as payment
a note payable including accrued interest	-	-	330,000	330	35,107	-

Costs associated with raising capital	-	-	-	-	(82,382)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,140,452)

Balance, December 31, 2006	7,171,725	$ 71,717	98,398,422	$ 98,399	$ 19,662,903	$ (19,515,797)

April - June 2007 - shares issued for cash	-	-	100,000	100	4,900	-

Net loss for the period ended June 30, 2007	-	-	-	-	-	(286,232)

Balance, June 30, 2007	7,171,725	$ 71,717	98,498,422	$ 98,499	$ 19,667,803	$ (19,802,029)

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$ (286,232)	$ (588,683)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	56,780	58,480
Adjustment to allowance for doubtful accounts	-	(55,117)
Stock issued for services	-	138,200
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(63,937)	250,816
Inventories	(62,899)	(84,831)
Deposits	3,241	(2,355)
Increase (Decrease) in:
Accounts Payable	(16,338)	139,931
Accrued Expenses	(15,173)	1,450
Accrued Interest	28,352	13,467
Accrued Royalties	37,500	(37,500)

Net Cash Provided (Used) by Operating Activities	(318,706)	(166,142)

Cash Flows from Investing Activities:
Purchases of equipment	(2,100)	(16,499)
Funds advanced (to) from affiliated entities	(13,031)	(21,300)
Purchase of licenses	-	(50,000)

Net Cash Used In Investing Activities	(15,131)	(87,799)

Cash Flows from Financing Activities:
Fund provided by issuance of notes payable	-	296,667
Principal payments on notes payable	(4,300)	-
Loans from Shareholders	337,058	-
Proceeds from stock issuance	5,000	16,000

Net Cash Provided by Financing Activities	337,758	312,667

Increase (Decrease) in Cash	3,921	58,726

Cash and Cash Equivalents at Beginning of Period	48,233	8,708

Cash and Cash Equivalents at End of Period	$ 52,154	$ 67,434

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Paid For:
Interest	$ 15,904	$ -

Income Taxes	$ -	$ -

View Systems, Inc.

Notes to the Consolidated Financial Statements

June 30, 2007

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

View Systems manufactures and distributes products in the “Security Screening” category. View’s products also fall under the classification of “contraband detectors,” which will remain the top government and commercial electronic security buying category for the next 5 years.

View Systems’ signature product is the SecureScan, an advanced passive concealed metal weapons detection system that will rapidly replace the harmful, inefficient metal detectors used at thousands of security checkpoints worldwide. The current world leader in active metal detection is Ceia, an Italian company, and Garrett, a company based in Texas.

SecureScan does not have any direct technology competition and is competitively priced.

SecureScan is a walkthrough concealed weapons detector (CWD) which uses advanced magnetic technology to visually locate threat objects on its video image. The system is sensitive enough to locate items such as hidden razor blades and cellular phones, but will ignore common objects such as coins, keys and belt buckles. SecureScan promotes smooth traffic flow because false alarms are greatly reduced. It has been tested to process 1200 people per hour.  SecureScan’s main end user / security market benefits are:

•

A completely passive technology which is safe for operators, pregnant women and those with life-sustaining electronic medical implants such as pacemakers.

•

Full head to floor detection unlike “active” metal detectors that cannot recognize threat objects placed below the knees because of the metal construction that the machine detects in the floor.

•

Fast Scan: 4 times the amount of humans can be scanned through a SecureScan than an active metal detector.

•

Full real-time visual detection highlighting the area of concern on an actual video image of each person who passes through the unit. Image can be transmitted or saved for archiving purposes.

•

Upgrades include an easy-to-use visitor / positive identity management system that utilizes barcode, proximity (125) and finger biometric read technologies, then prints a badge.

•

Portable: Sets up in 15 minutes with a Phillips screwdriver.

•

Technology developed by the US Government and built entirely in the United States.

•

Hundreds of installations worldwide in prisons, schools, courthouses, stadiums and banks.

•

Biometric analysis such as fingerprint verification has been integrated into the function of the SecureScan. Access control methods such as magnetic door locks can and have been incorporated.

•

Central monitoring or video command centers can be and have been combined with the SecureScan product.

•

Passport and driver’s license verification for positive identification management have been and are currently being combined with the SecureScan portal in correctional facilities, large government buildings and commercial office buildings.

The Positive ID Verification System enrolls and screens personnel and archives the entry time, exit time, information from their government-issued ID card and their fingerprint.  The PIVS works in conjunction with the SecureScan or independently.  The system comes with a biometric fingerprint reader, an ID scanner and a visitor badge printer. The laptop computer that runs the system can be shared with the SecureScan or purchased separately for an additional fee. Badge label refills can also be purchased from View Systems.

View has addressed the need for recognizing IEDs (Improvised Explosive Devices) by partnering with the premier millimeter wave sensor manufacturer.  View markets a stand-off passive Millimeter Wave Imaging System with sensors and imaging technology built by Xytrans, Inc. a partner solutions provider.  The imaging system can rapidly “see” at 15 feet concealed weapons, IEDs, plastics, liquids, concealed contraband such as illegal drugs  and even hidden compact disks (CDs).

The Visual First Responder is a lightweight, wireless camera system housed in a tough, waterproof flashlight body.  The camera system sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The Visual First Responder is able to transmit high quality video in the most difficult environments.  It uses a triple-diversity antenna system that minimizes signal distortion in difficult environments.  A multitude of these systems have been deployed by the Department of Defense in combat areas.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with increased spending by the United States government on Homeland Security will continue to drive growth in the market for security screening products.

During 2004, we increased our product line to include our Visual First Responder.

In 2005, engineering design changes were made to the sensor boards for the SecureScan product to allow lower costs and to accommodate the price points required by competitive pressures.  We also redesigned and outsourced the assembly and manufacturing of the Visual First Responder and SecureScan products.

Also during 2005, we continued to establish new partnerships; we added active resellers and dealers and hired four sales representatives to build a domestic network for the sale and distribution of our products within the 48 contiguous United States.  These developments have led to increased sales while at the same time have decreased the cost of product.  We intend to develop these sales and distribution channels to a level that will result in increased revenues and continued profitability.  We have completed sales in the correctional facility market, some Homeland Security departments and some sports venues.

During 2006 we previewed our Biometric SecureScan III which includes positive identification and biometric verification capabilities. The SecureScan III includes a fingerprint identification and verification system, a state-issued identification scanning device for driver’s licenses and passports and a visitor badge printing system.

We expanded our number of dealers and resellers in the mid-west and southwest region of the United States and introduced two new products.   The new products introduced in 2006 include the following:

▪

A sensitive and penetrating handheld metal detector marketed as “the LAW” which was designed to improve police officer safety. We do not manufacture “the LAW” product, but sell it separately as an adjunct to the SecureScan.

▪

A new wireless network cell phone jamming  system. We are also in partnership with an electronics manufacturing company that is building a cell phone jamming device to our specifications which will counter the ignition of IEDs and other RF-triggered bombs. We have adopted several products for resale that are in the IED / Bomb detection arena.  These items are manufactured by other companies but fit our distribution model of counter-terrorism and homeland security products.

▪

We are also in process of developing a software ability that senses cell phones and recognizes their identity. This system could intercept cell phone transmissions and/or pass the signal on. It can even return “network busy” signals.  There are several companies that market such systems in the European block and in the Mideast countries.  The current systems have some inadequacies, such as a limited ability to deal with CDMA types of cell phones and are extremely expensive. View intends to become a leader in this market segment which we believe will grow very rapidly domestically.  A wireless network detection system is currently a second-party military product and we are intending to deploy it exclusively in the correctional facilities market.  Response and interest in this technology has been from high levels of maximum security situations.

▪

One of these products is a Liquid Explosives Detector device that detects hazardous liquid materials using a special microwave mechanism.  Sampling of the liquid is not required.

▪

In 2007, we introduced the SS-P (SecureScan-Portable): a lightweight, completely portable yet durable and rugged battery operated SecureScan unit that folds in half and can be transported in an SKB golf club carrying case.  The previous portable SecureScan has been manufactured and tested to be field-deployable.  The new portable weighs less than 50 pounds complete and is checkable as luggage for ordinary civilian flights.

We developed an MMV (Multi-mission Mobile Video) product in response to market requests for miniaturization of the current video product, VFR.  This product will be released in late 2007.  Our research indicates that the market potential of the MMV is ten-fold that of the VFR.  We expect to deliver more than 50 MMV units before the end of 2007.

We developed a Positive-ID Biometric-Enabled Guard Tour product specifically for the corrections industry with a company based in Colorado called Flex Systems, Inc.  The system is currently deployed and being  tested in the District of Columbia Department of Corrections. The system uses a combination of a biometric keying device to identify the guard on rounds and enables data entry via a wireless-enabled PDA device.  The verification of the number of inmates, condition of the confinement area and any exceptions are recorded and reported (transmitted) to the appropriate authorities.  Emergency alert features are also a part of the very rugged handheld unit.

We are continuing to develop the integration of nuclear sensor technology into our SecureScan and our Visual First Responder products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs.”  In addition, this technology will be used in stand-alone handheld portable detectors or network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.  This technology is based on existing patents owned by the United States government and is licensed exclusively to View Systems for the purpose of commercializing it.

We have continued to explore international markets in the Mid-East, Africa and Thailand and will have to establish some international agent relationships such as distributors and dealers.

For the next twelve months our primary challenge will be to continue to develop our sales and distribution network into additional regions and markets in the United States and abroad.  We have been and plan to continue to increase sales by offering demonstrations of our products directly to potential customers in specific geographical areas as well as at region-specific trade shows such as Sheriffs’ conventions, court administrators’ meetings, civil support team events, state police shows and dealers’ events.  When a demonstration results in a sale of one or more of our products, we then attempt to expand that market by contacting other potential customers in the area, such as correctional facilities, courthouses and other municipal buildings.  After several sales are carried out in a particular geographic area, management will decide whether it is appropriate to open a sales and service office there.

We have entered into a definitive agreement to acquire a security service and training company, Sigma International Holdings, Inc. (SIH), which has significant revenues and a cadre of consultants that will be of great benefit to enhance the distribution of View’s products.   We are currently in the initial stages of this acquisition and are working out details of operation and funding going forward.  We have announced the intent of this acquisition / merger to the public on August 7, 2007.

We have also entered into an agreement with the Bahrain Investment Development Bank which is providing some financial support for the establishment of a distribution and manufacturing entity.  We intend to provide  security screening for premier events in the Gulf countries such as Formula 1 Racing and venues ranging from UAE, Saudi Arabia and Bahrain.  This relationship may or may not lead to assembly of product in the Gulf countries.   Several other parties have also expressed interest to provide material, labor  and monetary support locate in Dubai, UAE.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three month period ended June 30, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Period Ended June 30,
	2007	2006
Revenues, net	711,063	222,403
Cost of sales	237,272	111,457
Gross profit	473,791	110,946
Total operating expenses	422,204	445,577
Net operations income (loss)	51,587	(334,631)
Total other expense	(14,313)	(8,669)
Net income (loss)	37,274	(343,300)
Net loss per share	0.00	(0.00)

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

The following chart provides a breakdown of our sales for the 2007 and 2006 three month periods.

	June 30, 2007	June 30, 2006
SecureScan	758,123	291,721
ViewMaxx Digital Video products	15,635	6,870
Visual First Responder	137,702	302,120
Service, installation and training	50,309	24,264

Our backlog at June 30, 2007, was similar to the backlog at June 30, 2006. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 39.38% of net revenues for the first six months of 2007, a decrease from 51.0% from the same period in 2006.  The decrease from period to period was primarily the result of economies of scale achieved through larger quantity purchase at lower unit costs.

For the three months ended June 30, 2007 total operating expense decreased compared to the same period in 2006.  The decrease during the first quarter of 2007 was primarily a result of [a reduction in professional fees expense recognized related to agreements and consulting contracts with third parties.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses for the past two fiscal years and had a net income for the first time of $37,274 for the three month period ended June 30, 2007.  Our increase in net revenues is primarily attributed to achieving higher sales and producing revenue in excess of our critical minimum expenses.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the six month period ended June 30, 2007 (the “2007 six month period”) we received cash from revenues of $961,769and $ 230,000 from stockholder advances from Gunther Than, our CEO.

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

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in Jacksonville, FL under a two-year non-cancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense increased 4% over last year.  At June 30, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were approximately $54,000 through December 31, 2008.

Our total current liabilities increased to $1,765,790 at June 30, 2007 compared to $1,338,691 at December 31, 2006.  Our total current liabilities at June 30, 2007 included accounts payable of $465,570, accrued expenses of $20,279, accrued interest of $129,212, accrued royalties of $112,500, loans from a shareholder of $450,233 and notes payable of $587,996.  Our total current liabilities at December 31, 2006 included accounts payable of $421,908, accrued expenses of $35,452, accrued interest of $100,860, accrued royalties of $75,000, loans from a shareholder of $113,175 and notes payable of $592,296.

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

·

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installment; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The company has been negotiating the terms these defaults.

·

An unsecured loan from a stockholder in the aggregate amount of $39,203, which is being paid in monthly installments of $2,512, which includes interest at 10%.

·

An unsecured loan from a stockholder in the principal amount of $100,000 which is due in full on November 1, 2007 with interest at 7%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares.

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

We have incurred losses for the past two fiscal years and had a net income for the first time of $37,247 at June 30, 2007. In addition, at June 30, 2007, View Systems, Inc. had a retained earnings deficit of $19,802,029 . Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company had a net loss of $286,232 for the six months ended June 30, 2007 and net cash used in operations of $318,706 for the six months ended June 30, 2007,.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations and prepare the needed filings befitting to a public company.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We have incurred losses for the past two fiscal years and had a net loss of $286,232 at June 30, 2007. In addition, at June 30, 2007, View Systems, Inc. had a retained earnings deficit of $19,802,029. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at June 30, 2007 and December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes Oxley act would lead to loss of investor confidence in our reported financial information.

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

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 14, 2007

By: /s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Financial and Accounting Officer)