Form 10QSB
period 2007-09-30
VIEW SYSTEMS INC
filed 2007-11-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

 Yes  [   ]   No [X]

As of November 13  2007 View Systems, Inc. had 99,107,995shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2007 and the year ended December 31, 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006

Current Assets
Cash	$ 17,026	$ 48,233
Accounts Receivable (Net of Allowance of $1,000)	295,416	306,247
Inventory	159,259	23,865

Total Current Assets	471,701	378,345

Property & Equipment (Net)	26,392	30,742

Other Assets
Licenses	1,128,302	1,207,022
Due from Affiliates	147,507	122,476
Deposits	4,087	7,328

Total Other Assets	1,279,896	1,336,826

Total Assets	$ 1,777,989	$ 1,745,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 511,311	$ 421,908
Accrued Expenses	26,963	35,452
Accrued Interest	143,388	100,860
Accrued Royalties	131,250	75,000
Loans from Shareholder	548,897	113,175
Notes Payable	587,996	592,296

Total Current Liabilities	1,949,805	1,338,691

Long-term Debt
Accounts payable	30,000	90,000

Total Liabilities	1,979,805	1,428,691

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 99,107,995	99,108	-
Issued and Outstanding 98,398,422	-	98,399
Additional Paid in Capital	19,745,194	19,662,903
Retained Earnings (Deficit)	(20,117,835)	(19,515,797)

Total Stockholders' Equity	(201,816)	317,222

Total Liabilities and Stockholders' Equity	$ 1,777,989	$ 1,745,913

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, Net	$ 128,138	$ 177,950	$ 1,089,907	$ 802,928

Cost of Sales	67,107	90,754	445,888	409,493

Gross Profit	61,031	87,196	644,019	393,435

Operating Expenses
Business Development	22,742	34,330	76,689	147,707
General & Administrative	136,118	92,097	474,143	339,324
Professional Fees	44,231	19,375	173,540	122,807
Salaries & Benefits	153,381	156,106	471,240	572,977

Total Operating Expenses	356,472	301,908	1,195,612	1,182,815

Net Operating Income (Loss)	(295,441)	(214,712)	(551,593)	(789,380)

Other Income(Expense)
Interest Expense	(20,365)	(10,725)	(50,445)	(24,740)

Total Other Income(Expense)	(20,365)	(10,725)	(50,445)	(24,740)

Net Income (Loss)	$ (315,806)	$ (225,437)	$ (602,038)	$ (814,120)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	98,701,410	92,004,089	98,668,293	91,271,864

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2005	7,171,725	$ 71,717	90,775,752	$ 90,776	$ 19,293,804	$ (18,375,345)

January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-

January - March 2006 - shares issued for services	-	-	160,000	160	15,840	-

April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-

April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-

Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-

July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-

October - December 2006 - shares issued for cash	-	-	5,611,000	5,611	266,189	-

October - December 2006 - shares issued for services	-	-	120,000	120	5,880	-

October - December 2006 - shares issued as payment
of a note payable including accrued interest	-	-	330,000	330	35,107	-

Costs associated with raising capital	-	-	-	-	(82,382)	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,140,452)

Balance, December 31, 2006	7,171,725	71,717	98,398,422	98,399	19,662,903	(19,515,797)

April - June 2007 - shares issued for cash	-	-	100,000	100	4,900	-

July - September 2007 - shares issued for cash	-	-	6,000	6	494	-

July - September 2007 - shares issued as payment
of notes payable	-	-	603,573	603	76,897	-

Net loss for the period ended September 30, 2007	-	-	-	-	-	(602,038)

Balance, September 30, 2007	7,171,725	$ 71,717	99,107,995	$ 99,108	$ 19,745,194	$ (20,117,835)

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$ (602,038)	$ (814,120)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operations:
Depreciation & Amortization	85,170	87,719
Adjustment to allowance for doubtful accounts	-	(47,811)
Stock issued for services	-	138,200

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	10,831	168,367
Inventories	(135,394)	(83,703)
Deposits	3,241	(2,355)
Increase (Decrease) in:
Accounts Payable	29,403	161,357
Accrued Expenses	(8,489)	14,906
Accrued Interest	42,528	21,502
Accrued Royalties	56,250	(18,750)

Net Cash Provided (Used) by Operating Activities	(518,498)	(374,688)

Cash Flows from Investing Activities:
Purchases of equipment	(2,100)	(18,924)
Funds advanced (to) from affiliated entities	(25,031)	(21,766)
Purchase of licenses	-	(50,000)

Net Cash Used In Investing Activities	(27,131)	(90,690)

Cash Flows from Financing Activities:
Fund provided by issuance of notes payable	-	393,093
Principal payments on notes payable	(4,300)	-
Loans from Shareholders	513,222	39,300
Proceeds from stock issuance	5,500	41,000

Net Cash Provided by Financing Activities	514,422	473,393

Increase (Decrease) in Cash	(31,207)	8,015

Cash and Cash Equivalents at Beginning of Period	48,233	8,708

Cash and Cash Equivalents at End of Period	$ 17,026	$ 16,723

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

For the Nine Months Ended
September 30,
	2007	2006

Cash Paid For:
Interest	$ 12,217	$ 2,690
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Stock issued in payment for notes payable	$ 77,500	$ -

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

View Systems’ signature product is the SecureScan, an advanced passive concealed metal weapons detection system that will rapidly replace the potentially harmful, inefficient metal detectors used at thousands of security checkpoints worldwide. The current world leader in active metal detection is Ceia, an Italian company, and Garrett, a company based in Texas.

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

•

Fast Scan: effective throughput is 4 times the amount of individuals that a regular metal detector can scan .

•

Full real-time visual detection highlighting the area of concern on an actual video image of each person who passes through the unit. Image can be remotely viewed and is archived for legacy purposes.

•

Upgrades include an easy-to-use visitor badge / positive identity system that utilizes drivers license and finger biometric read technologies.

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

We are replacing the  Visual First Responder with a  lightweight, wireless camera system housed in a tough, waterproof body that can be worn on a utility belt.  The new improved system is called the Multi-Mission Video (MMV) system.  The MMV sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The MMV is able to transmit high quality video in the most difficult environments.

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

•

A sensitive and penetrating handheld metal detector marketed as “the LAW” which was designed to improve police officer safety. We do not manufacture “the LAW” product, but sell it separately as an adjunct to the SecureScan.

•

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

•

Another of these products is a Liquid Explosives Detector device that detects hazardous liquid materials using a special microwave mechanism.  Sampling of the liquid is not required.

•

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

•

We are currently working on an even lighter portable that weighs 23 pounds and can run for 8.5 hours on one battery charge which we have named the “Ultra-light”.

We developed an MMV (Multi-mission Mobile Video) product in response to market requests for miniaturization of the current video product, VFR. This product is being released in late 2007. Our research indicates that the market potential of the MMV is ten-fold that of the VFR. We had expect to deliver more than 50 MMV units before the end of 2007 but engineering delays and component availability has caused a delivery delay.

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

We are shelving  the integration of nuclear sensor technology into our SecureScan due to lack of large market demand.  We may revisit this technology at a later time if an immediate demand presents itself.

We have continued to explore international markets in the Mid-East, Africa and Thailand and have established some international agent relationships such as distributors and dealers.  We are not developing the physical distribution of products through Bahrain and are finding that agent channels in other countries are more effective and less costly.

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

We have discontinued our efforts to acquire Sigma International Holdings, Inc. (SIH).  We had announced the intent of this acquisition / merger to the public on August 7, 2007.

We had found that full acquisition would be to dilutive.

We have also discontinued our efforts  with the Bahrain Investment Development Bank which did not provide financial support for the establishment of a distribution and manufacturing entity.  Several other parties have expressed interest to provide material, labor  and monetary support to locate in Dubai, UAE.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three month period ended September 30, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Period Ended September 30,
	2007	2006
Revenues, net	128,138	177,950
Cost of sales	67,107	90,754
Gross profit	61,031	87,196
Total operating expenses	356,475	301,908
Net operations income (loss)	(295,441)	(214,712)
Total other expense	(20,365)	(10,725)
Net income (loss)	(315,806)	(225,437)
Net loss per share	0.00	(0.00)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and decreased sales of the Visual First Responder and the net result is  increased revenues for 2007 compared to 2006.  Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  The increased net revenues for 2007 resulted in an increased gross profit for 2007 compared to 2006 while decreasing our expenses to consultants.

The following chart provides a breakdown of our sales for the 2007 and 2006 three month periods.

	September 30, 2007	September 30, 2006
SecureScan	810,287	453,246
ViewMaxx Digital Video products	15,635	12,685
Visual First Responder	201,847	308,710
Service, installation and training	62,138	28,287

Our backlog at September 30, 2007, was similar to the backlog at September 30, 2006. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 40.91% of net revenues for the first nine months of 2007, a decrease from 51.0% from the same period in 2006.  The decrease from period to period was primarily the result of economies of scale achieved through larger quantity purchase at lower unit costs.

For the three months ended September 30, 2007 total operating expense increased compared to the same period in 2006.  The increase during the third quarter of 2007 was primarily a result of a decrease of economies of scale.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses for the past two fiscal years and had a net income for the first time of $37,274 for the three month period ended June 30, 2007.  Our revenue is a net increase for year to date and operating loss a net decrease year-to-date.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the nine month period ended September 30, 2007 (the “2007 Nine month period”) we received cash from revenues of  $1,089,907  and  advances from Gunther Than, our CEO.

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

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in Jacksonville, FL under a two-year non-cancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense increased 4% over last year.  At September 30, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were approximately $17,322.00 through December 31, 2008.

Our total current liabilities increased to $1,979,805 at June 30, 2007 compared to $1,338,691 at December 31, 2006.  Our total current liabilities at September 30, 2007 included accounts payable of $511,311, accrued expenses of $26,963, accrued interest of $143,388, accrued royalties of $131,250, loans from a shareholder of $548,897 and notes payable of $587,996.  Our total current liabilities at December 31, 2006 included accounts payable of $421,908, accrued expenses of $35,452, accrued interest of $100,860, accrued royalties of $75,000, loans from a shareholder of $113,175 and notes payable of $592,296.

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

Any obligation under certain guarantee contracts;

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

We have incurred losses for the past two fiscal years and had a net loss of $315,806 at September 30, 2007. In addition, at September 30, 2007, View Systems, Inc. had a retained earnings deficit of $20,117,835. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company had a net loss of $602,038 for the Nine months ended September 30, 2007 and net cash used in operations of $518,498 for the six months ended September 30, 2007,  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2007, additional capital investment will be necessary to develop and sustain the Company's operations and prepare the needed filings befitting to a public company.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We have incurred losses for the past two fiscal years and had a net loss of $602,038 at September 30, 2007. In addition, at September 30, 2007, View Systems, Inc. had a retained earnings deficit of $20,117,835. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at September 30, 2007 and December 31, 2006. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Currently, our directors and executive officers collectively hold approximately 6 % of the voting power of our common and stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 4 % of the total voting power as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price,regardless of our operating performance.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2

Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

(Registrant)

Date: November 14, 2007

By: /s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Financial and Accounting Officer)