Form 10KSB
period 2007-12-31
VIEW SYSTEMS INC
filed 2008-03-31
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

  Commission File Number 0-30178

VIEW SYSTEMS, INC.

 (Name of small business issuer in its charter)

Nevada	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E,

Baltimore, Maryland  21227

(Address of principal executive offices) (Zip Code)

(410) 242-8439

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act  [  ]

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $1,256,534.

The aggregate market value of the common equity held by non-affiliates as of March 28, 2008 was $3,943,009.20

As of March 28, 2008 there were 98,575,232 shares of the issuer's common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure format (Check one): YES |   |   NO |X|

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.

Description of  Business.

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

On July 25, 2003, View Systems incorporated View Systems, Inc. as a wholly-owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada.  On July 31, 2003, articles of merger were filed with the states of Florida and Nevada to complete the domicile change.

Our Business Operations

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications.  In 1998 digital video recorder technology was our first developed product and we enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices.  In 2003 we sold this product to various commercial entities  included schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations.  In these installations we integrated the digital video recorded technology with other electronic devices and we gained knowledge of the security needs of a wide range of businesses.

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan.  We have penetrated four major market segments for this product: correctional facilities, courts, probation offices and federal facilities in the Mid-Atlantic states, the West Coast and the South.  In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder.  The markets for these units are first responder units such as the National Guard, Coast Guard, Army, state law enforcement agencies and fire departments.  Both of these technologies were licensed from the department of Energy National Lab in Idaho.

Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture the components of ViewScan and Visual First Responder products.

Products and Services

1. ViewScan Concealed Weapons Detection System

We acquired exclusive licenses to manufacture, use, sub-license and distribute technology and processes for the concealed weapons detection technology and the first response wireless video transmitting system from Bechtel BWXT Idaho, LLC.  Bechtel BWXT Idaho, LLC manages and operates the U.S. Department of Energy's Idaho National Engineering Laboratory ("Idaho Engineering Lab").  The development of the concealed weapons detection technology was funded by the National Institute of Justice and development was performed by the Idaho Engineering Lab.  The ViewScan concealed weapons detection technology was patented by the Department of Energy and approved by the Federal Aviation Administration.  Until last fall View Systems owned the exclusive worldwide rights to the ViewScan technology and ongoing improvements currently being funded by the National Institute of Justice.  Over time View has developed propriety components and made sufficient engineering design changes to the ViewScan product to allow lower costs and to accommodate the price points required by competitive pressures.  The knowledge gained through this process is allowing View to apply for new provisional patents which incorporate new innovative sensing and data processing methods.

This product is a walk-through concealed weapons detector which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons.  The controlling processors for this walk-through portal is a master processing board and a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location of the weapon to be stored electronically and referenced.  ViewScan products were distributed in three basic configurations; stand-alone units, portable units and integrated door systems.  Today we have added; biometrically readable personal data, scanable identification documents such as drivers license and passports and detectable communications devices such as cell phones and other RF signaling circuits.

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

The software calculates the difference between the magnetic field strength with the object in the magnetic field inside the sensors' range and the normal magnetic field strength.  Then the system displays the results in graph format on a video display unit.  Since the ViewScan technology does not use transmitters to produce electromagnetic induction, it does not pose a problem for pacemakers.

Radiation measurement devices are difficult to incorporate with ordinary metal detectors.  They generate magnetic gradients which would spin the nuclear radiation outside the sensing fields.  The ViewScan can incorporate radiation sensors which can be of significant value in hospitals, research institutions and nuclear facilities.

The ViewScan portal uses an array of advanced magnetic sensors, each with internal digital signal processors.  The sensors communicate with the control unit's software which spatially places identified magnetic anomalies and visually places the location of the potential threat object with a red dot that is superimposed over a real time snapshot image of the person walking through the portal.  Along with the snapshot, a graph displays the sensor data which automatically scales the signal strength of the individual sensors and cross-references them to the video image.  All of this information is brought together on a video screen that displays the image of the person, the location of the weapon(s) and the size of the weapon(s), depending on the intensity of the magnetic signature.  The visual image allows the operator to determine what the object is without the need to conduct a personal search to locate the object and look at it.

The ViewScan system operates faster than ordinary metal detectors and can scan as high as 1,200 persons per hour.

The ViewScan self calibrates and does not need operator intervention nor special calibration tools.

The ViewScan weapons detection system can be controlled via a central monitoring station using a Windows operating system and Pentium hardware. This can include additional closed-circuit television, two-way voice communication, door interlock, card-key and other biometric identification or access control components.  The functionality of the ViewScan portal is increased by access control, database recording, video capture and archiving of images.

In 2004 we introduced the ViewScan product to the venue and stadium market.  In February 2005 we tested the ViewScan at the pre-game venues of the Super Bowl football game in Jacksonville, Florida.  During that installation, the portal scanned up to 3,000 to 4,000 people and at various times throughput ranged from approximately 600 to 1,200 persons per hour.

During 2005 we contracted with the University of Northern Florida to design new sensor boards for the ViewScan product which has allowed us to reduce the installed sensor cost by a factor of four.  The new lower costs allow us to offer price points to the market which compete directly with traditional metal detectors.  We sell these units for an average retail price of approximately $10,000 with a one year extended warranty.  We feel the new reduced price points and enhanced interface abilities will allow us to be more competitive, along with the advantages of three to four times the throughput rate, non-contact imaging and permanent visual storage, and a log of all individuals scanned.  We are making additional cost reductions through economies of scale and larger scale integration by taking advantage of ongoing computer component improvements.

In February 2006 we demonstrated a ViewScan product with a precision optical biometric fingerprint terminal.  We had developed this product with Sagem Morpho, a multi-biometric solutions provider.  In March 2006 the Georgia Courts placed a purchase order for three Secure Scan II units with fingerprint identification capabilities.  As expected, the demand for biometric interfaces has increased significantly.  In addition to verifying that an individual is not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including: fingerprint, facial,  iris, drivers license and employee identification card verification.

In spring of 2006 we entered into an additional CRADA (Cooperative Research and Development Agreement) with the Idaho National Laboratory (INL) to integrate nuclear radiation sensors  into the ViewScan portal. We paid $50,000 (of a $200,000 total) as initial investment to license and deploy these sensors with the help of INL.  We also hired an additional electrical engineer to reengineer the ViewScan to integrate this additional data with the magnetic and visual data processed by the firm/software.  The entire processing system was rewritten into a Linux based java operating system by another engineer hired for that purpose.

We intend to continue development to integrate explosive and other detections capabilities into the ViewScan.

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

In March 2006 we introduced the Visual First Responder M2.  This new product allows "hands-free" operation of the unit because it allows the person to wear the unit as a helmet mounted monocle.  In 2007 we introduced the Multi-Mission Mobil Video (MMV) and field deployed it for testing.

We have chosen to not continue with the VFR product and are finding the MMV superior and more in line with customer needs and desires both functionally and cost wise.

3.ViewMaxx Digital Video System

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

•

Use any and all forms of telecommunications, such as standard telephone lines;

•

Video can be monitored 24 hours a day by a security monitoring center;

•

Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;

•

The system may be set to automatically review an area in a desired camera sequence;

•

Stores the video image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;

•

The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area;

•

Cameras can be concealed in ordinary home devices such as smoke detectors;

•

The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and

•

Modular expansion system configuration allows the user to purchase add-on components at a later date.

Depending on the features of a particular system the retail price can range from approximately $1,500 up to $6,500.

5.   Additional Products

We also offer integration of other products with ViewScan or ViewMaxx.   Biometric verification is a system for recognizing faces and comparing them to known individuals, such as employees or individuals wanted by law enforcement agencies.  This product can be interfaced with ViewScan and/or ViewMaxx to limit individual access to an area.  ViewScan and/or ViewMaxx can be coupled with magnetic door locks to restrict access to a particular area.  We also offer a central monitoring or video command center for ViewScan or ViewMaxx products.

In addition, we offer support services for our products which include:

•

On site consulting/planning with customer architect and engineers,

•

Installation and technical support,

•

Training and "Train the Trainer" programs, and

•

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

Our ViewScan products and technology can be used where there is a temporary requirement for real-time weapons detection devices in areas where a permanent installation is cost prohibitive or impractical.  For example, our ViewScan portal could be set up for special events, concerts, and conventions.  Our systems may reduce the need for a large guard force and can provide improved pedestrian traffic flow into an event because individuals can be scanned quickly and false alarms are reduced.

Schools have been very receptive and enthusiastic about the ViewScan portal and its integration with School Technology Management's Comprehensive Attendance/Security System, now named Access411.  In early October 2003 we announced an alliance with School Technology Management, Inc. to integrate and market its products with ours.  School Technology Management developed the comprehensive Attendance, Administration and Security System ("Comprehensive Attendance/Security System"), which is designed to use a magnetic card swipe system to monitor identification of students entering a school and to verify each student's attendance.  School Technology Management combined our ViewScan portal with its card swipe system.

With the combined technology a student enters the portal and is scanned for any threat objects and his or her identity is concurrently confirmed to school security officers.  During the spring semester of 2004, a subcontractor of the National Institute of Justice conducted a study of the effectiveness of the ViewScan portal in a school environment and the results were positive.  The combined technology has been tested in schools in New York and Philadelphia. Management estimates that there are over 120,000 schools in the United States that may have problems with violence, truancy and other safety considerations, which may be addressed by the combined technology.

In addition to school security, the gathering of video and data images and weapons detection is commonplace in law enforcement.  Because our technology can be used for stakeouts and remote monitoring of areas, we believe there is a market potential with law enforcement agencies.  A primary market for our ViewScan portal is federal and state government courthouses, county and municipal buildings, and correctional facilities.  We have installed our ViewScan weapons detection products in a variety of court house situations.

The Visual First Responder product's market includes state National Guard units and first response agencies such as firemen, police, SWAT, and homeland security response teams.

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

Manufacturing

We initially manufactured the ViewScan portal internally at our facilities in Baltimore, Maryland.  During the second quarter of 2004 we set up a complete manufacturing line in the Baltimore, Maryland facility.  In the summer of 2005, we contracted with Sports Field Specialties, LLC, a sheet metal manufacturer, to build the ViewScan product line.  The Sports Field Specialties relationship did not work out due to quality and support issues.  We settled our issues with a separation of the relationship and a payment plan for supplied components. We continue to entertain other manufacturing alternatives to insure the lowest possible cost while maintaining the highest possible quality.

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

Sales and Distribution

We are in the process of building a United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products. We have added a Distributor in the Texas region to manage our end user dealer relationships.  The distributor has successfully placed several units and we are encouraged by the progress. We are seeking security consultants, specifiers and distributors of security and surveillance equipment that sell directly to schools, courthouses, and government and commercial buildings. We intend to develop a national sales channel model and a distributor development program.

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

We also have experienced international interest from security related resellers and system integrators. Previously, we had chosen not to pursue international markets, but are now evaluating potential sales in the Middle East.  We have unsuccessfully opened a distribution center in Bahrain and have decided that our business can be better served with agent relations and established distribution partners that have local presence and can distribute all our products more widely and efficiently.

Backlog

As of December 31, 2007, we had a backlog of $510,000.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare the site, and delays caused by other contractors on the project.

Major Customers

During the year ended December 31, 2006 we had one customer, Battelle Energy Alliance, L.L.C., that accounted for $149,050, or 11.9%, of our revenues. These sales were related to product sales of our Visual First Responder. Battelle Energy Alliance, L.L.C. is a science and technology organization that develops and commercializes technology and manages laboratories for the National Laboratories, Department of Defense and other clients. This customer cancelled its order for 7 VFR units worth $210,000 to us.  We replaced the product with our MMV and have since received a much greater demand for the new improved technology from a variety of military contractors both domestically and abroad

Competition

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

The SecureScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U. S. Department of Energy.  We have not renewed our license, with the national labs, to commercialize, manufacture and market the concealed weapons detection technology.  However, since we have improved the technology we will be filing for provisional patents in the near time frame, we call the new, improved technology ViewScan.

Governmental ownership of the patents is advantageous because the government has prosecution and stewardship responsibilities for the life of the patents. We enjoy the benefit of any continuations and improvements to the concealed weapons detection technology performed by the government under the ongoing contract between the Department of Energy and National Institute of Justice.  Our exclusive marketing agreement allows us to have cutting edge technology without funding the research and development or patent applications. However, the costs have outweighed the benefits. We have not received improvements, the promised funding or support. We have, however, paid money and spent time to advance the technologies. The company is in a position to patent and further develop the technology for the benefit of the shareholders and society.

We have obtained software licensing agreements for software operating systems components, fingerprint identification to possibly integrate into our proprietary software, and integration of commercially available operating systems software into our proprietary software for installation into our products.

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

Research and Development

We have ceased our cooperative research arrangements with the Department of Energy to receive technical assistance and further enhancements of the concealed weapons detection technology, nuclear sensors and the Visual First Responder technology which were performed by the Department of Energy and the National Institute of Justice.  We have tasked our own engineers and other third parties to develop or vary the design of our products, and we record these expenses as professional fees.

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

Employees

As of the date of this annual report, the Company employed approximately 8 persons, including 2 sales executives, 1 engineer and 6 office personnel which include 3 customer service engineers.  Two persons are part-time and we also contract with one independent contractor who devotes a majority of its work to a variety of our projects.  Our employees are not presently covered by any collective bargaining agreement.  Our relations with our employees are good, and we have not experienced any work stoppages.

Investor Relations

In August 2006 we entered into a consulting agreement with The Riderwood Group, a Maryland limited liability company, for the purpose of assisting in raising private equity financing and finding suitable acquisition targets.  The Riderwood Group subsequently introduced the Company to Sigma International Holdings in 2007 which signed a non-binding merger and acquisition agreement and loaned us $250,000.  The proposed merger was cancelled approximately three weeks later.

Item 2.  Description of Property

Our principal executive office is located in Baltimore, Maryland, where we lease approximately 4,600 square feet under a three-year non-cancelable operating lease, expiring October 2008, with monthly rental payments of approximately $2,870 and with an annual escalator clause of 3%.

We also lease a sales and engineering office at Office World Plaza in Lomita, California, near Los Angeles. Two of our employees work from this office. A written lease expired in February 2006, and we have continued to lease this office space for $950 per month on a month to month basis.

Item 3.  Legal Proceedings

As of the date of this report we were not a party to any material legal proceedings.

Subsequent to the year end, we became a party in two material matters.

1.

View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations

On February 5, 2008, we filed suit in the Florida 4th Judicial Circuit in and for Duval County, Florida in a case styled View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations, Case No. 2008-CA-001565-XXXX-MA, seeking an order compelling Florida to change the date of filing of our Articles of Merger, which we filed in 2003.

During the third quarter of 2007, it came to our attention that there was a clerical communications error, which affected our efforts in 2003 to re-domicile our state of incorporation from Florida to Nevada. On July 31, 2003, we filed Articles of Merger in both Florida and Nevada to effect our re-domicile. However, on August 12, 2003 the Florida Secretary of State rejected our Articles of Merger. The Florida Secretary of State wanted original documents, not copies, which would be acceptable for computer imaging.  The Company re-filed the Articles of Merger with the Florida Secretary of State as requested. However, Florida filed our Articles of Merger as of August 29, 2003 instead of July 31, 2003; an event that escaped our attention for more than four years.

In our recent inquiries to the Florida Secretary of State’s office, we were told that in 2003 we did not request in writing to have the filing date for the Articles of Merger related back to the original filing date of July 31, 2003.  Florida will not change the filing date unless ordered to do so by a Florida court of competent jurisdiction.  Accordingly, we filed suit to remedy this circumstance.

As of the date of this report, the litigation is pending.

2.

Sigma International Holdings, Inc. v. View Systems, Inc.

We were served with a complaint filed in the circuit court in Montgomery County Maryland, case number 288395-V, in which the plaintiff seeks payment of $250,000.  The circumstances underlying this dispute are set forth under Item 1, Description of Business, “Investor Relations”, above.

As of the date of this report, the litigation is pending.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of 2007.   We intend to solicit shareholder proxies to increase the authorized shares during 2008.

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

OTC Bulletin Board (1) (2)
	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$0.08	$0.03
Third Quarter	$0.09	$0.07
Second Quarter	$0.10	$0.08
First Quarter	$0.11	$0.08
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$0.10	$0.10
Third Quarter	$0.08	$0.08
Second Quarter	$0.10	$0.09
First Quarter	$0.16	$0.14

(1)	Our common stock has been traded under the symbol "VYST.OB" on the OTC Bulletin Board since September 1998.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of December 31, 2007, there were approximately 372 holders of record of our common stock, not including holders who hold their shares in street name.

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

Information Relating to Outstanding Shares

As of December 31, 2007, there were 99,908,565 shares of our common stock issued and outstanding and 7,171,725 shares of our preferred stock issued and outstanding.  We have not reserved any shares for issuance upon exercise of common stock purchase warrants, and no shares are issuable upon exercise of options to purchase shares of our common stock.

Of the issued and outstanding shares, approximately 5,000,000 shares of our common stock (3,000,000 of which are owned by our officers, directors and principal stockholders) have been held for in excess of one year and are available for public resale pursuant to Rule 144 promulgated under the Securities Act.

Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

Recent Sales of Unregistered Securities

During the year, we issued the following unregistered securities:

We issued an aggregate of 7,165,573 shares of our common stock at purchase prices ranging from $0.05 to $0.06 per share to accredited investors during 2007, as follows:

Number of shares sold at .05
01/02/07	330,000
02/05/07	100,000
03/26/07	500,000
04/05/07	120,000
04/05/07	300,000
04/05/07	416,000
04/05/07	100,000
04/05/07	300,000
04/05/07	150,000
04/05/07	100,000

04/05/07	200,000
04/05/07	200,000
04/05/07	200,000
04/05/07	400,000
04/05/07	600,000
04/05/07	200,000
04/05/07	100,000
04/05/07	30,000
04/05/07	100,000
04/05/07	100,000
04/05/07	310,000
04/05/07	100,000
06/18/07	5,000
06/18/07	1,000
07/11/07	1,071,430
07/11/07	714,286
08/28/07	142,857

Total additional
shares issued	6,890,573

Stock sold during 2007
but shares not issued	Sold at .06
83,330
116,670
50,000
25,000
275,000

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company has not issued shares to consultants and employees for services in 2007.

Issuer Purchase of Securities

None.

Item 6.   Management Discussion and Analysis or Plan of Operation

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Overview

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

•

ViewScan Concealed Weapons Detection System – a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to suggest the location of certain kinds of threat objects or other undesirable objects such as cell phones or digital cameras.  The control unit combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning.  The network architecture allows for remote monitoring, networking and integration of biometrics and access control devices.

o

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into ViewScan.  The control unit can be programmed to automatically search against “most wanted” or outstanding warrant databases. Access control methods such as magnetic door locks can and have been incorporated

o

Central monitoring or video command centers which have and can be combined with the ViewScan product.

o

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the ViewScan portal.

•

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

•

Visual First Responder – a lightweight, wireless camera system housed in a tough, waterproof flashlight body.  The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The Visual First Responder is able to transmit high quality video in the most difficult environments.  It uses a triple-diversity antenna system that minimizes signal distortion in difficult environments.  A multitude of these systems have been deployed by the Department of Defense in combat areas.   This product is being replaced by the new Multi-mission Mobile Video product release in the fall of 2007 and which is currently being field-tested.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

During 2004 we increased our product lines to include our Visual First Responder and during 2005 we had engineering design changes made to the sensor boards for the ViewScan product to allow lower costs and to accommodate the price points required by competitive pressures.  Also, in 2005 we redesigned the Visual First Responder and ViewScan products.

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

During 2006 we previewed our Biometric ViewScan III which includes positive identification and biometric verification capabilities, expanded our dealers and resellers in the Mid-West and Southwest region of the United States, introduced two new products.  The ViewScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver’s licenses and passports, and a visitor badge printing system.  The new products introduced in 2006 include a product offering marketed as the “LAW,” which is a handheld metal detector designed to improve police officer safety. We do not manufacture the “LAW” product but use it as an adjunct to the ViewScan and sell it separately.   The wireless network detection system is currently a military product and we are intending to deploy it exclusively in the correctional facilities market.  Response to and interest in this technology has been from high security situations.

We have also continued to explore international markets in the Mid-East and Thailand and have to establish some international relationships such as distributors and dealers.  We are continuing to develop the integration of nuclear sensor technology into our ViewScan products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs”.  In addition, this technology will be used in network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.

For the next twelve months our primary challenge will be to continue to develop our sales and distribution network into additional regions and markets in the United States and abroad.  We have been and plan to continue to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police shows and dealer shows.  When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.  After several sales in a particular geographic area management will decide whether it is appropriate to open a sales and service office.

In the short term, management plans to raise funding through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.  Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses.

We have identified a company for acquisitions that manufactures security products and we are negotiating its acquisition. The company also sells internationally, is profitable and can benefit from our net tax asset of $8,235,583. We are in the initial stages of negotiations for these acquisitions and we have not entered into a definite agreement with either company.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the years ended December 31, 2007, 2006 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2007	2006	2005
Revenues, net	$ 1,256,534	$ 1,250,188	$ 1,172,163
Cost of sales	574,971	751,578	629,319
Gross profit (loss)	681,563	498,610	542,844
Total operating expenses	1,675,604	1,608,321	3,005,094
Loss from operations	(994,041)	(1,109,711)	(2,462,250)
Total other income (expense)	(81,045)	(30,741)	(11,684)
Net income (loss)	(1,075,086)	(1,140,452)	(2,473,934)
Net income (loss) per share	$ (0.01)	$ (0.01)	$ (0.03)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and Visual First Responder and resulted in increased revenues for 2007 compared to 2006.  Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  The increased net revenues for 2007 resulted in an increased gross profit for 2007 compared to 2006.

The following chart provides a breakdown of our sales in 2007, 2006 and 2005.

	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005
Totals per financial statements	1,256,535	1,250,188
Secure Scan	910,485	840,713	708,695
ViewMaxx	15,635	32,802	53,057
Visual First Responder	224,997	332,646	362,340
Service, installation, training, etc	105,417	44,027	48,071
	1,256,534	1,250,188	1,172,163

Our backlog at December 31, 2006, was $640,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 46% of net revenues for 2006, an increase from 60% in 2005.  The decrease from year to year was primarily the result of decreased costs and due to engineering changes and an increase of volume of units shipped. Management anticipates that the relative margins of each product line will increase even more with an increase of number of units shipped.  The quantities per average sale have been increasing steadily.

For 2007 total operating expense stayed relatively the same as compared to 2006.  Net cash used in operating activities was down more than $100,000.  Additionally, some one time costs were incurred by the initial expense of expanding into the Middle East.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,075,086 at December 31, 2007. Although our six month totals showed a greater than break even income, we had insufficient funds to deliver our backlog in the last half of 2007.  Our revenues from product sales have been increasing but are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the year ended December 31, 2007 we received cash from revenues of $1,256,534, proceeds of $379,622 from sales of our common stock and relied on debt financing of $255,000.

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

For the year ended December 31, 2007 we issued 984,573 shares for investments.  For the year ended December 31, 2005 we issued 2,907,000 shares, valued at $294,540, to officers and employees for services, and we issued 7,199,000 shares, valued at $1,562,376 to independent contractors and consultants for services.  Management anticipates that we will continue to issue shares for services in the short term.

Management believes we will need to take the necessary steps to increase our authorized common stock during 2008.   The Company intends to hold a special meeting of shareholders during the second quarter of 2008 to consider, among, other things, an increase in the authorized common stock of the Company to 250,000,000 shares.

Management intends to finance our 2007 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $500,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2008 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%. At December 31, 2006, future minimum payments for operating leases related to our office and manufacturing facilities were $28,000 through October 31, 2008.

Our total current liabilities increased to $1,507,504 at December 31, 2007 compared to $1,338,691 at December 31, 2006.  Our total current liabilities at December 31, 2007 included accounts payable of $505,168, accrued expenses of $80,878, accrued interest of $171,078, accrued royalties of $150,000, loans from shareholder of $299,298 and notes payable of $958,996.

Our notes payable consists of the following:

•

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

•

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

•

An unsecured loan from a stockholder in the aggregate amount of $39,203, which is being paid in monthly installments of $2,512, which includes interest at 10%.

•

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

•

Any obligation under certain guarantee contracts;·

•

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

•

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

·

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

We have incurred losses for the past two fiscal years and had a net loss of $1,075,086 at December 31, 2007. In addition, at December 31, 2007 View Systems, Inc. had a retained earnings deficit of $20,590,883. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

We have a working capital deficit and significant capital requirements. Since we will continue to incur losses until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

The Company has a net loss of $1,075,086 for the fiscal year ended December 31, 2007 and net cash used in operations of $666,223 for the fiscal year ended December 31, 2007.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2006, additional capital investment will be necessary to develop and sustain the Company's operations.

Our independent registered public accounting firm has raised doubt over our continued existence as a going concern.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2007 was $1,075,086 and our net loss for the year ended December 31, 2006 was $1,140,452.  Our retained deficit was $20,590,883 at December 31, 2007.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2007. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs.  For example, our short term success will depend on the continued acceptance of the Visual First Responder and the ViewScan portal product line.  We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins.  In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

Our directors and officers are able to exercise significant influence over matters requiring stockholder approval.

Currently, our directors and executive officers collectively hold approximately 6% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 3 % of the total voting power of our common stock and 100% of the voting power of our preferred stock as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

Our common stock is considered to be "penny stock."

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

Item 7.  Financial Statements

Our consolidated audited financial statements are attached to this Form 10-KSB, as set forth in Item 13, “Exhibits” and in the Index to Financial Statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes to or disagreements with our accountants that are required to be disclosed.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Control Persons and Corporate Governance;

Compliance with Section 16(a) of the Exchange Act

The following table includes the names, positions held, and ages of our current executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE

Gunther Than	61	Chief Executive Officer,	1998
		Treasurer and Director

Michael L. Bagnoli	53	Corp. Secretary and Director	1999

Martin Maassen	65	Director	1999

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

Compensation Committee

We have established a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2007, appear to have been complied with to the best of our knowledge.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

No officer of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2007.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003.  Mr. Than's employment is "at will" and we may terminate him with or without cause.  Either party may terminate his employment with a 30-day written notice or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination.  Mr. Than is entitled to receive an annual salary of $120,000 and 60,000 shares of common stock for each month of service, however, Mr. Than agreed to not receive such salary or shares in 2007.  Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2007.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related

  Stockholder Matters

The following tables set forth information as of December 31, 2007 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 99,908,565 shares of common stock outstanding as of December 31, 2007.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Michael L. Bagnoli	Common	720,000 (1)	Less than 1%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	2,449,919 (2)	2.5%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	2,584,140	2.6%
1550 Caton Center Drive,	Preferred	7,171,725	100%
Suite E
Baltimore, Maryland 21227

All Directors and officers	Common	5,754,059	5.75%
as a group	Preferred	7,171,725	100%

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

A shareholder made an unsecured loan  in the principal amount of $100,000 which was due in full on November 1, 2007 with interest at 15%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full, this amounts to 1,333,333 shares. At the present time, the shareholder has requested payment in cash.

In October 2007, a shareholder made an unsecured loan of $116,000 with interest at 12% per year.

Sigma International Holdings has sued, after the reporting period, for collection on its loan to the Company in the amount of $255,000 plus interest at 12% per year.  See Item 3, “Legal Proceedings.”

Item 13.  Exhibits

(a)

 The following financial statements are filed as a part of this Form 10-KSB

i.	Report of Independent Registered Public Accounting Firm

ii.	Consolidated balance sheet as of December 31, 2007

iii.	Consolidated statements of operations for the years ended December 31, 2007 and 2006

iv.	Consolidated statement of changes in shareholders' equity for the years ended December 31, 2007 and 2006

v.	Consolidated statements of cash flows for the years ended December 31, 2007 and 2006

vi.	Notes to consolidated financial statements for the years ended December 31, 2007 and 2006

       (b)         The following exhibits are filed as a part of this Form 10-KSB:

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

View Systems, Inc. 2005(b) Professional/Consultant Compensation Plan, dated November 7, 2005

(Incorporated by reference to exhibit 4.1 to Form S-8 filed November 8, 2005)

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and

KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-

K, filed January 6, 2006)

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

Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 *

*

Filed herewith

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant, Davis, Sita & Company, P.A.

	2007	2006	2005
Audit fees	$29,465	$22,785	$16,000
Audit-related fees	0	0
Tax fees	6,000	4,000
All other fees	0	0

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

View Systems, Inc.
By: /s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 28, 2008
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 28, 2008
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 28, 2008
Martin J. Maassen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present, in all material respects, the financial position of View Systems, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2008.  In addition, certain notes payable have come due and the note holders have demanded payment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Davis, Sita & Company, P.A.

Davis, Sita & Company, P.A

Greenbelt, Maryland

March 18, 2008

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007

ASSETS

Current Assets
Cash	$ 7,201
Accounts Receivable (Net of Allowance of $1,000)	132,244
Inventory	86,184

Total Current Assets	225,629

Property & Equipment (Net)	24,326

Other Assets
Licenses (Net)	1,102,064
Due from Affiliates	147,507
Deposits	7,528

Total Other Assets	1,257,099

Total Assets	$ 1,507,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 505,168
Accrued Expenses	80,878
Accrued Interest	171,078
Accrued Royalties	150,000
Loans from Shareholders	299,298
Notes Payable	958,996

Total Current Liabilities	2,165,418

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 99,382,995	99,383
Additional Paid in Capital	19,761,419
Retained Earnings (Deficit)	(20,590,883)

Total Stockholders' Equity (Deficit)	(658,364)

Total Liabilities and Stockholders' Equity	$ 1,507,054

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

Revenues, Net	$ 1,256,534	$ 1,250,188

Cost of Sales	574,971	751,578

Gross Profit (Loss)	681,563	498,610

Operating Expenses
General & Administrative	753,079	603,477
Professional Fees	201,068	286,229
Bad Debts	97,879	(63,505)
Salaries & Benefits	623,578	782,120

Total Operating Expenses	1,675,604	1,608,321

Net Operating Income (Loss)	(994,041)	(1,109,711)

Other Income(Expense)
Interest Expense	(81,045)	(30,741)

Total Other Income(Expense)	(81,045)	(30,741)

Net Income (Loss)	$ (1,075,086)	$ (1,140,452)

Net Income (Loss) Per Share	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	98,575,232	92,445,088

 The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2003	-	$ -	62,730,619	$ 62,730	$ 15,604,609	$ (14,609,975)
Cancellation of shares	-	-	(100,000)	(100)	(4,900)	-
January - March 2004 - shares issued for cash	-	-	244,500	245	34,755	-
January - March 2004 - shares issued for services	-	-	932,000	932	203,048	-
April - June 2004 - shares issued for cash	-	-	84,333	84	11,916	-
April - June 2004 - shares issued for services	-	-	221,250	221	39,979	-
June 2004 - shares issued for payment of notes payable and accrued interest	-	-	5,221,050	5,221	516,884	-
July - September 2004 - shares issued for cash	-	-	100,000	100	19,900	-
July - September 2004 - shares issued for services	-	-	781,600	782	108,642	-
September 2004 - shares issued in settlement of litigation	-	-	2,000,000	2,000	178,000	-
October - December 2004 - shares issued for cash	-	-	1,066,750	1,067	89,833	-
December 2004 - shares issued for payment
of notes payable and accrued interest	-	-	3,251,820	3,252	321,930	-
Cost of issuance of common stock	-	-	-	-	(5,000)	-
Net loss for the year ended December 31, 2004	-	-	-	-	-	(1,291,436)
Balance, December 31, 2005	7,171,725	71,717	90,775,752	90,776	19,293,804	(18,375,345)
January - March 2006 -shares issued for cash	-	-	100,000	100	9,900	-
January - March 2006 - shares issued for services	-	-	160,000	160	15,840	-
April - June 2006 - shares issued for cash	-	-	60,000	60	5,940	-
April - June 2006 - shares issued for services	-	-	1,075,000	1,075	121,125	-
Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock	-	-	(333,330)	(333)	(33,000)	-
July - September 2006 - shares issued for cash	-	-	500,000	500	24,500	-
October - December 2006 - shares issued for cash	-	-	5,611,000	5,611	266,189	-
October - December 2006 - shares issued for services	-	-	120,000	120	5,880	-
October - December 2006 - shares issued as payment
of a note payable including accrued interest	-	-	330,000	330	35,107	-
Costs associated with raising capital	-	-	-	-	(82,382)	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,140,452)
Balance, December 31, 2006	7,171,725	71,717	98,398,422	98,399	19,662,903	(19,515,797)
April - June 2007 - shares issued for cash	-	-	100,000	100	4,900	-
July - September 2007 - shares issued for cash	-	-	6,000	6	494	-
July - September 2007 - shares issued as payment of notes payable	-	-	603,573	603	76,897	-
October - December 2007 - shares issued for cash	-	-	275,000	275	16,225	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,075,086)
Balance, December 31, 2007	7,171,725	$ 71,717	99,382,995	$ 99,383	$ 19,761,419	$ (20,590,883)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$ (1,075,086)	$ (1,140,452)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	113,474	111,352
Bad Debts	97,879	(63,505)
Interest Expense Paid with Stock	-	2,104
Stock Issued for Services	-	144,200
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	76,124	37,940
Inventories	(62,319)	48,147
Other Assets	(200)	(37)
Increase (Decrease) in:
Accounts Payable	(6,739)	109,622
Accrued Expenses	190,644	(18,187)

Net Cash Used in Operating Activities	(666,223)	(768,816)

Cash Flows from Investing Activities:
Additions to fixed assets	(2,100)	(18,835)
Advances (to)/ receipt from related party	(25,031)	(26,901)

Net Cash Provided by (Used in) Investing Activities	(27,131)	(45,736)

Cash Flows from Financing Activities:
Funds advanced from stockholders	379,622	49,175
Proceeds from debt financing	255,000	526,425
Proceeds from stock issuance	22,000	312,800
Cost of issuance of common stock	-	(23,526)
Principal Payments on Notes Payable	(4,300)	(10,797)

Net Cash Provided by Financing Activities	652,322	854,077

Increase (Decrease) in Cash	(41,032)	39,525

Cash and Cash Equivalents at Beginning of Period	48,233	8,708

Cash and Cash Equivalents at End of Period	$ 7,201	$ 48,233

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

For the Year Ended
December 31,
	2007	2006

Cash Paid For:
Interest	$ 9,677	$ 4,777
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Stock Issued in payment for Note Payable	$ 77,500	$ 33,333

Accrued cost of raising capital	$ -	$ 58,856

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

DECEMBER 31, 2007 AND 2006

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of December 31, 2007 consisted of finished goods.

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

Equipment

5-7 years

Software tools

3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $8,516 and $6,394, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the years ended December 31, 2007 and 2006 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2007.  It was determined to not be impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

DECEMBER 31, 2007 AND 2006

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2007 and 2006 were $23,857 and $16,876.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the years ended December 31, 2007 and 2006 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2007

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(1,075,086)	98,575,232	$ (0.01)

Effect of dilutive securities:
Convertible debt	-	1,333,333	-

Basic and fully diluted earnings per share	$(1,075,086)	99,908,565	$ (0.01)

Year ended December 31, 2006

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(1,140,452)	92,445,088	$ (0.01)

Effect of dilutive securities:
Convertible debt	-	111,111	-

Basic and fully diluted earnings per share	$(1,140,452)	92,556,099	$ (0.01)

As of December 31, 2007 and 2006 there were unexercised options for 107,690 shares however due to operating losses in both years these shares are considered to be antidilutive in nature.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2007 and 2006, the Company incurred net losses of $1,075,086 and $1,140,452, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.  As noted in the auditors report, these conditions are such that the continuation of the Company as a going concern is in doubt.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

2. GOING CONCERN

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2007 and 2006, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  Subsequent to the issuance of this report the Company has closed on the largest individual sale in the Company’s history.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

Historically, the Company has financed its operations primarily through private financing however increases in sales revenue during 2007 and 2006 made a significant contribution to working capital.  It is management’s intention to finance operations during 2008 primarily through increased sales although there will still be a need for additional equity financing.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.  NEW ACCOUNTING PRONOUNCEMENTS

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

5. DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of December 31, 2007 and $122,476 as of December 31, 2006 to a related corporation, Geoscopix, Inc (formerly View Technologies, Inc.), which is controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance.  The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.  Management has determined that the advance is totally collectible.

6. NOTES PAYABLE

Notes payable as of December 31, 2007 consists of the following:

Former shareholder of Xyros Technology, Inc. Due on demand with interest at 10% per annum. Originally due December 31, 1999 but the Company has negotiated to repay the loan as cash flow permits.	$ 110,000

Investor/stockholder group During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum. As of the date of this report the investors have demanded repayment of these loans.	343,093

Stockholder An unsecured loan from a stockholder which is being paid in monthly installments of $2,512, which includes interest at 10%.	34,903

Sigma International Holdings, Inc Demand loans payable with interest at 12% per annum. The loans are secured by the personal guarantee of the chief executive officer who is also a substantial shareholder. The Company is in the process of negotiating new payment terms. In the interim the lender has applied to the courts for full payment	255,000

.

      .

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

6. NOTES PAYABLE

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%	116,000

Stockholder An unsecured loan from a stockholder which is due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares. The lender has made a formal demand for payment of the loan and accrued interest	100,000

Total	$958,996

7.   INCOME TAXES

       For income tax purposes the Company has net operating loss carryforwards  of $19,609,122 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

       The components of the net deferred tax asset as of December 31, 2007 are as follows:

Effect of net operating loss carryforward	$8,235,583
Less evaluation allowance	(8,235,583)
Net deferred tax asset	$-

       The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2007	2006
Net loss per financial statements which approximates
net loss per income tax returns	$ 1,075,086)	$ (1,140,452)

Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(408,533)	(433,372)

Less valuation allowance	408,533	433,372
Net income tax expense (benefit)	$ -	$ -

        Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

9.  OPERATING LEASE

The Company leases office and warehouse space in Baltimore, MD under a three-year noncancellable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%.  The Company also leases warehouse and office space in Jacksonville, FL under a two-year noncancellable operating lease, expiring in January 2008. Base rent is $1,506 with an annual rent escalator of 4%.  The Company also rents additional space in Baltimore, MD and Lomita, CA under leases which are not long term.  Rent expense was $158,259 and $135,690 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments required under the lease on the Baltimore offices, which expires in 2008, are $30,164.

10.  STOCK BASED COMPENSATION

During the years ended December 31, 2006 the Company granted restricted stock, incentive stock options, nonqualified stock options, and warrants to employees, officers, and independent contractors and consultants.

Restricted Stock Grants

The Company’s Board of Directors and stockholders have approved a restricted share plan under which shares of the Company’s common stock will be granted to employees, officers and directors at the discretion of the Board of Directors.  During 2007 and 2006, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

	2007		2006
	Number	Expense	Number	Expense
	of Shares	Recognized	of Shares	Recognized
Officers and employees	-	$ -	795,000	$ 73,800
Independent contractors and consultants	-	-	560,000	70,400
Total	-	$ -	1,355,000	$ 144,200

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

10.  STOCK BASED COMPENSATION

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

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2007 and 2006 is as follows:

2007
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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations.  There were no stock options granted during the years ended December 31, 2007 and 2006.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

11.  RELATED PARTY TRANSACTIONS

During the year shareholders made cash advances to the Company to help with short-term working capital needs.  The totals advanced from shareholders with unstructured payment plans amounted to $193,900 during 2007. These loans are unsecured and they have no stated interest rates. The total balance due of these types of loans from shareholders amount to $299,298 at December 31, 2007.  Loans from stockholders made with repayment terms are described in Note 6 above.