Form 10-Q
period 2008-03-31
VIEW SYSTEMS INC
filed 2008-05-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 0-30178

VIEW SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	59-2928366 (I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland 21227

(Address of principal executive offices)

(410) 242-8439

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value per share	98,575,232

VIEW SYSTEMS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “View Systems,” “we,” “us,” and “our” refer to View Systems, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2008 and the year ended December 31, 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$ 21,969	$ 7,201
Accounts Receivable (Net of Allowance of $1,000)	137,745	132,244
Inventory	43,134	86,184

Total Current Assets	202,848	225,629

Property & Equipment (Net)	22,175	24,326

Other Assets
Licenses	1,075,824	1,102,064
Due from Affiliates	147,507	147,507
Deposits	7,528	7,528

Total Other Assets	1,230,859	1,257,099

Total Assets	$ 1,455,882	$ 1,507,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 498,385	$ 505,168
Accrued Expenses	79,050	80,878
Accrued Interest	182,858	171,078
Accrued Royalties	150,000	150,000
Loans from Shareholder	310,899	299,298
Notes Payable	958,996	958,996

Total Current Liabilities	2,180,188	2,165,418

Long-term Debt
Accounts payable	-	-

Total Liabilities	2,180,188	2,165,418

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 99,382,995	99,383	99,383
Additional Paid in Capital	19,761,419	19,761,419
Retained Earnings (Deficit)	(20,656,825)	(20,590,883)

Total Stockholders' Equity (Deficit)	(724,306)	(658,364)

Total Liabilities and Stockholders' Equity	$ 1,455,882	$ 1,507,054

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2008	2007

Revenues, Net	$ 290,431	$ 250,706

Cost of Sales	107,230	141,509

Gross Profit (Loss)	183,201	109,197

Operating Expenses
Business Development	23,617	26,502
General & Administrative	102,499	140,121
Professional Fees	37,403	72,037
Salaries & Benefits	64,970	178,276

Total Operating Expenses	228,489	416,936

Net Operating Income (Loss)	(45,288)	(307,739)

Other Income(Expense)
Interest Expense	(20,654)	(15,767)

Total Other Income(Expense)	(20,654)	(15,767)

Net Income (Loss)	$ (65,942)	$ (323,506)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	99,382,995	98,398,422

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2003			62,730,619	$ 62,730	$ 15,604,609	$ (14,609,975)
Cancellation of shares			(100,000)	(100)	(4,900)	-
January - March 2004 - shares issued for cash			244,500	245	34,755	-
January - March 2004 - shares issued for services			932,000	932	203,048	-
April - June 2004 - shares issued for cash			84,333	84	11,916	-
April - June 2004 - shares issued for services			221,250	221	39,979	-
June 2004 - shares issued for payment
of notes payable and accrued interest			5,221,050	5,221	516,884	-
July - September 2004 - shares issued for cash			100,000	100	19,900	-
July - September 2004 - shares issued for services			781,600	782	108,642	-
September 2004 shares issued in settlement
of litigation			2,000,000	2,000	178,000	-
October - December 2004 - shares issued for cash			1,066,750	1,067	89,833	-
December 2004 - shares issued for payment
of notes payable and accrued interest			3,251,820	3,252	321,930	-
Cost of issuance of common stock			-	-	(5,000)	-
Net loss for the year ended December 31, 2004			-	-	-	(1,291,436)
Balance, December 31, 2005	7,171,725	$ 71,717	90,775,752	90,776	19,293,804	(18,375,345)
January - March 2006 -shares issued for cash			100,000	100	9,900	-
January - March 2006 - shares issued for services			160,000	160	15,840	-
April - June 2006 - shares issued for cash			60,000	60	5,940	-
April - June 2006 - shares issued for services			1,075,000	1,075	121,125	-
Reclassification of a receipt of proceeds from a loan
which was previously reflected as a payment for stock			(333,330)	(333)	(33,000)	-
July – September 2006 - shares issued for cash			500,000	500	24,500	-
October - December 2006 - shares issued for cash			5,611,000	5,611	266,189	-
October - December 2006 - shares issued for services			120,000	120	5,880	-
October - December 2006 - shares issued as payment
of a note payable including accrued interest			330,000	330	35,107	-
Costs associated with raising capital			-	-	(82,382)	-
Net loss for the year ended December 31, 2006			-	-	-	(1,140,452)
Balance, December 31, 2006	7,171,725	71,717	98,398,422	98,399	19,662,903	(19,515,797)

April - June 2007 - shares issued for cash			100,000	100	4,900	-
July - September 2007 - shares issued for cash			6,000	6	494	-
July - September 2007 - shares issued as payment
of notes payable			603,573	603	76,897	-
October - December 2007 - shares issued for cash			275,000	275	16,225	-
Net loss for the year ended December 31, 2007			-	-	-	(1,075,086)
Balance, December 31, 2007	7,171,725	71,717	99,382,995	99,383	19,761,419	(20,590,883)

Net loss for the period ended March 31, 2008			-	-	-	(65,942)
Balance, March 31, 2008	7,171,725	$ 71,717	99,382,995	$ 99,383	$ 19,761,419	$ (20,656,825)

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$ (65,942)	$ (323,506)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	28,390	28,390
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(5,501)	82,854
Inventories	43,050	(40,602)
Deposits	-	(200)
Increase (Decrease) in:
Accounts Payable	(6,782)	8,744
Accrued Expenses	(1,828)	5,508
Accrued Interest	11,780	14,176
Accrued Royalties	-	18,750

Net Cash Provided (Used) by Operating Activities	3,167	(205,886)

Cash Flows from Investing Activities:
Purchases of equipment	-	(2,100)

Net Cash Used In Investing Activities	-	(2,100)

Cash Flows from Financing Activities:
Funds advanced (to) from affiliate	-	(3,000)
Principal payments on notes payable	-	(4,300)
Loans from Shareholders	11,600	174,355

Net Cash Provided by Financing Activities	11,600	167,055

Increase (Decrease) in Cash	14,767	(40,931)

Cash and Cash Equivalents at Beginning of Period	7,201	48,233

Cash and Cash Equivalents at End of Period	$ 21,968	$ 7,302

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

March 31, 2008

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the years ended March 31, 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

•

ViewScan Magnetic Detection System – a walk-through archway detector which uses passive magnetic sensing technology and unique location algorithms to suggest the location of certain kinds of threat objects and  other potentially undesirable objects such as cell phones or digital cameras.  The control unit combines the magnetic and video information in a manner that allows it to be displayed for easy recognition and auditory warning.  The network architecture allows for remote monitoring, integration of biometrics and access control devices and storage locally on the control unit or remotely on servers.

•

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into ViewScan.  Access control methods such as magnetic door locks can and have also been incorporated.

•

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the ViewScan portal.

•

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

•

Multi-mission Mobile Video (MMV) – a lightweight mobile camera and recording system housed in a tough, waterproof enclosure.  The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The MMV  is able to transmit high quality video in the most difficult environments.  A multitude of these systems have been deployed   and are currently being field-tested.

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

We have been requested  to quote  the integration of nuclear sensor technology into our magnetic detection  products to sense enriched low and high grade nuclear material.  This technology will allow our products to detect enriched nuclear material that may be used to build nuclear based explosive devices or for creating radiological disasters, such as “dirty bombs”.  In addition, this technology will be used in network environments where smoke detectors or motion sensing including “intelligent video” systems have been deployed.

For the next twelve months we will continue to develop our sales and distribution network into additional regions and markets in the United States and abroad.  We have been and plan to continue to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police shows and dealer shows.  When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.    We have also continued to develop international markets in the Mid-East and Thailand and have established some international relationships with distributors and dealers.  We will be separating our international business from our domestic business to gain efficiency and financial backing.

The next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and/or businesses.  We also intend to strengthen our balance sheet by paying off debt.  However, we have also been approached as a potential acquisition target by certain entities that would make use of our public structure and/or our net tax asset of $8,235,583.

It is our intention to execute our business plan, unless and until we conclude that being acquired is the option that is more likely to lead to greater value for our shareholders. We have not entered into definite agreements or decisions about any of our opportunities.

We are planning to hold an annual meeting in 2008.  We will issue information statements and mail out proxy statements as necessary at the appropriate time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months’ ended March 31, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended March 31,
	2008	2007
Revenues, net	290,431	250,706
Cost of sales	107,230	141,509
Gross profit (loss)	183,201	109,197
Total operating expenses	228,489	416,936
Loss from operations	(45,288)	(307,739)
Total other income (expense)	(20,654)	(15,767)
Net income (loss)	(65,942)	(323,506)
Net income (loss) per share	$ (0.00)	$ (0.00)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and resulted in increased revenues for the first quarter of  2008 compared to the first quarter of 2008.  Management anticipates that increases in revenues will continue as we develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.

Our backlog at March  31, 2008, was $230,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The decrease from year to year was primarily the result of decreased costs and due to engineering changes and an increase of volume of units shipped. Management anticipates that the relative margins of each product line will increase even more with an increase of number of units shipped.  The quantities per average sale have been increasing steadily.   For 2008  total operating expenses and cost of goods is decreasing significantly.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues from product sales have been increasing but are not sufficiently to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the quarter ended March  31, 2008, we received cash from revenues of $290,431, $0 from issuance of equity and $11,600  from stockholder advances.  We will also continue to rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable.   Management anticipates that we will continue to issue shares for services in the short term.

Management believes we will need to take the necessary steps to increase our authorized common stock during 2008.   The Company intends to hold a meeting of shareholders during the second quarter of 2008 to consider, among, other things, an increase in the authorized common stock of the Company.

Management intends to finance our 2008 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $300,000 during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2008 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%. At March 31, 2008, future minimum payments for operating leases related to our office and manufacturing facilities were $17,232  through October 31, 2008.

Our total current liabilities increased to $2,180,188 at March 31, 2008 compared to $2,165,418 at March 31, 2007.  Our total current liabilities at March 31, 2008 included accounts payable of $498,385, accrued expenses of $79,050, accrued interest of $182,858, accrued royalties of $150,000, loans from shareholder of $310,899 and notes payable of $958,996.

Our notes payable consist of the following:

1.

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

2.

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

3.

An unsecured loan from a stockholder in the aggregate amount of $39,203, which is being paid in monthly installments of $2,512, which includes interest at 10%.

4.

Unsecured loans from two stockholders in the principal amount of $216,000.   $100,000 of the loans was due in full on November 1, 2007 with interest at 7%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full this amounts to 1,333,333 shares.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We became a party in two material matters during the reporting period.

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

Subsequent to the date of this report, on May 5, 2008, the circuit granted our motion for summary judgment and ordered the State of Florida to change the date of filing of our Articles of Merger.  The State of Florida has corrected its published effective date of the filing of our Articles of Merger. However, the judgment becomes final after the 30-day period for taking appeals has run.

2.

Sigma International Holdings, Inc. v. View Systems, Inc.

We were served with a complaint filed in the circuit court in Montgomery County Maryland, case number 288395-V, in which the plaintiff seeks payment of $296,000.

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

As of the date of this report, the litigation is pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.

Description

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer

31.2

Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

                Section 906 of the Sarbanes-Oxley Act of 2002

32.2

 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

                 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEW SYSTEMS, INC.

(Registrant)

Date: May 13, 2008

By: /s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Financial and Accounting Officer)