Form 10-Q
period 2008-06-30
VIEW SYSTEMS INC
filed 2008-08-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.001 par value per share	99,772,995

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month and six month period ended June 30, 2008  is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$ 23,303	$ 7,201
Accounts Receivable (Net of Allowance of $1,000)	296,574	132,244
Inventory	20,668	86,184

Total Current Assets	340,545	225,629

Property & Equipment (Net)	20,026	24,326

Other Assets
Licenses	1,049,584	1,102,064
Due from Affiliates	147,507	147,507
Deposits	7,528	7,528

Total Other Assets	1,204,619	1,257,099

Total Assets	$ 1,565,190	$ 1,507,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 455,103	$ 505,168
Accrued Expenses	92,538	80,878
Accrued Interest	203,118	171,078
Accrued Royalties	150,000	150,000
Loans from Shareholder	313,599	299,298
Notes Payable	958,996	958,996

Total Current Liabilities	2,173,354	2,165,418

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 7,171,725	71,717	71,717
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 99,772,995	99,773	-
Issued and Outstanding 99,382,995	-	99,383
Additional Paid in Capital	19,769,035	19,761,419
Retained Earnings (Deficit)	(20,548,689)	(20,590,883)

Total Stockholders' Equity (Deficit)	(608,164)	(658,364)

Total Liabilities and Stockholders' Equity	$ 1,565,190	$ 1,507,054

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

For the Three Months Ended			For the Six Months Ended
June 30			June 30
2008		2007	2008	2007

Revenues, Net	$ 464,141	$ 711,063	$ 754,572	$ 961,769

Cost of Sales	131,981	237,272	239,211	378,781

Gross Profit (Loss)	332,160	473,791	515,361	582,988

Operating Expenses
Business Development	12,037	27,445	35,654	53,947
General & Administrative	84,739	197,904	187,238	338,025
Professional Fees	13,824	57,272	51,227	129,309
Salaries & Benefits	93,160	139,583	158,130	317,859

Total Operating Expenses	203,760	422,204	432,249	839,140

Net Operating Income (Loss)	128,400	51,587	83,112	(256,152)

Other Income(Expense)
Interest Expense	(20,264)	(14,313)	(40,918)	(30,080)

Total Other Income(Expense)	(20,264)	(14,313)	(40,918)	(30,080)

Net Income (Loss)	$ 108,136	$ 37,274	$ 42,194	$ (286,232)

Net Income (Loss) Per Share	$ 0.00	$ 0.00	$ 0.00	$ (0.00)

Weighted Average Shares Outstanding	99,772,995	98,398,422	99,579,495	98,398,422

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2006	7,171,725	$ 71,717	98,398,422	$ 98,399	$ 19,662,903	$ (19,515,797)
April - June 2007- shares issued for cash			100,000	100	4,900
July - September 2007- shares issued for cash			6,000	6	494
July - September 2007 - shares issued as payment
of notes payable			603,573	603	76,897
October - December 2007 - shares issued for cash			275,000	275	16,225
Net loss for the year ended December 31, 2007						(1,075,086)
Balance, December 31, 2007	7,171,725	71,717	99,382,995	99,383	19,761,419	(20,590,883)

April – June 2008 – shares issued in payment of accounts payable			390,000	390	7,616	42,194
Net income for the period ended June 30, 2008
Balance, June 30, 2008	7,171,725	$ 71,717	99,772,995	$ 99,773	$ 19,769,035	$ (20,548,689)

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$ 42,194	$ (286,232)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operations:
Depreciation & Amortization	56,780	56,780
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(164,330)	(63,937)
Inventories	65,516	(62,899)
Deposits	-	3,241
Increase (Decrease) in:
Accounts Payable	(42,058)	(16,338)
Accrued Expenses	11,660	(15,173)
Accrued Interest	32,040	28,352
Accrued Royalties	-	37,500

Net Cash Provided (Used) by Operating Activities	1,802	(318,706)

Cash Flows from Investing Activities:
Purchases of equipment	-	(2,100)
Funds advanced (t0) from affiliated entities	-	(13,031)
Net Cash Used In Investing Activities	-	(15,131)

Cash Flows from Financing Activities:
Principal payments on notes payable	-	(4,300)
Loans from Shareholders	14,300	337,058
Proceeds from stock issuance	-	5,000
Net Cash Provided by Financing Activities	14,300	337,758

Increase in Cash	16,102	3,921

Cash and Cash Equivalents at Beginning of Period	7,201	48,233

Cash and Cash Equivalents at End of Period	$ 23,303	$ 52,154

Cash Paid For:
Interest	$ 8,480	$ 15,904
Income Taxes	$ -	$ -

Non-Cash Activities:
Stock issued in payment of accounts payable	$ 8,006	$ -

The accompany notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

June 30, 2008

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the period ended June 30, 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

•

ViewMaxx Digital Video products – a high-resolution, digital video recording and real-time monitoring system.

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

•

A hand held metal scanner we call “the LAW” (Locate All Weapons) to search the person  if a potential threat object is suspected.

•

We sell a Liquid Explosives Detector  that is manufactured by another company.

•

We sell an Individual Explosive Device detector that is manufactured by another company.

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

We have been approached by certain entities that would make use of our public structure and/or our net tax asset of $8,235,583 plus.  However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any of our opportunities.

We have previously announced our intention to hold an annual meeting in 2008.  However, no firm plan or date has been identified because of our uncertainty about which direction the Company is taking, and we wanted to announce a firm business plan at the annual meeting.  Thus, we will issue notice of a meeting  at an appropriate time

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months’ ended June 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Six months ended June 30,
	2008	2007
Revenues, net	754,572	961,769
Cost of sales	239,211	378,781
Gross profit (loss)	515,361	582,988
Total operating expenses	432,249	839,140
Profit (loss) from operations	83,112	(256,152)
Total other income (expense)	(40,918)	(30,080)
Net income (loss)	42,918	(286,232)
Net income (loss) per share	$ (0.00)	$ (0.00)

The Gross profit of six months ended June 30, 2008 is 68% of Net revenue as compared to 60% for the same period in 2007.  The increase in gross profit is due to a decrease in cost due to continued engineering changes and further reduction due to economies of scale.  The positive Net profit for the similar six month time periods, $42,194 compared to ($286,232) is mostly due further decreases of salaries, professional fees and administrative costs.

Loans from shareholders for operating expenses have diminished from $337,058 to $14,300 for the similar six month periods.

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training and extended warranties are a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts have increased sales of our SecureScan and resulted in increased revenues for the second  quarter of  2008 compared to the first quarter of 2008.  The YTD sales of 2007 ending in June 30, 2007 include VFR sales that have not been achieved in 2008, since the MMV (replacement product) has not been ready for production even though we have some back orders for the new product.   Management anticipates that increases in revenues will continue as the new Multi-mission Video product comes on line more strongly.

Our backlog at June 30, 2008, was $190,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The decrease of costs from year to year is primarily the result more efficient operations and due to additional engineering changes, and a decrease of delay time between order and delivery of product.  Management anticipates that the relative margins of each product line will increase even more with an increase of number of units shipped.  The quantities per average sale have been increasing steadily.

LIQUIDITY AND CAPITAL RESOURCES

In spite of a decrease in net revenue from product sales our net profits have been increasing and have been enough to pay ongoing cost such as rent, telephone, payroll and materials  but are not sufficiently to cover our old payables.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the quarter ended June 30, 2008, we received cash from revenues of $464,141, $0 from issuance of equity and $14,300 from stockholder advances.  We intend to rely on the issuance of our common stock to convert debt and raise cash.   Management anticipates that we will continue to issue some shares for services in the short term.

Management is taking  the necessary steps to reverse split our common stock during the next quarter.

Management intends to finance our 2008 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not guaranteed to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and reduce debt built in the last several years to compete in our markets.  At our current revenue levels management believes we will require an additional $300,000 during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations and revenue expansion. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to sales and  marketing and contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2008 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations even further.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, expiring October 2008.  Base rent is $2,872 per month with an annual rent escalator of 3%. At June 30, 2008, future minimum payments for operating leases related to our office and manufacturing facilities were $9,900  through September 30, 2008.

Our total current liabilities decreased to $2,173,354 at June 30, 2008 compared to $2,165,418 at December  31, 2007.  Our total current liabilities at June 30, 2008 included accounts payable of $455,103 accrued expenses of $92,538 accrued interest of $203,118 accrued royalties of $150,000, loans from shareholder of $313,599 and notes payable of $958,996.

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

4.

Unsecured convertible loans from two stockholders in the principal amount of $216,000.   $100,000 of the loans was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen not to convert to equity.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of  June 30, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We became a party in one material matter during the reporting period.

1.

Sigma International Holdings, Inc. v. View Systems, Inc.

In August 2006 we entered into a consulting agreement with The Riderwood Group, a Maryland limited liability investment banker, for the purpose of assisting in raising private equity financing and finding suitable acquisition targets.  The Riderwood Group subsequently introduced the Company to Sigma International Holdings in 2007 which signed a non-binding merger and acquisition agreement and in addition loaned us $250,000.   A principal of Riderwood was also a principal of Sigma International Holdings.  The proposed merger was cancelled for yet unknown reasons approximately three weeks later.  Sigma immediately demanded satisfaction of their note or a control block of the company.  The BOD decided not to give them control of View Systems.  The plaintiff was awarded a judgment in Montgomery County Maryland, case number 288395-V for re-payment of $296,000 which included interest and legal fees.

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

Date: August 13, 2008

By: /s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Financial and Accounting Officer)