Form 10-Q
period 2008-09-30
VIEW SYSTEMS INC
filed 2008-11-06
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $.001 par value per share	13,747,163

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to our statements of operations for the three month and six month period ended September 30, 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of results to be expected for any subsequent period.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30,	December 31,
	2008	2007
Current Assets
Cash	$5,952	$7,201
Accounts Receivable (Net of Allowance of $1,000)	126,139	132,244
Inventory	22,531	86,184

Total Current Assets	154,622	225,629

Property & Equipment (Net)	17,876	24,326

Other Assets
Licenses	1,023,344	1,102,064
Due from Affiliates	147,507	147,507
Deposits	7,528	7,528

Total Other Assets	1,178,379	1,257,099

Total Assets	$1,350,877	$1,507,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$446,665	$505,168
Accrued Expenses	83,318	80,878
Accrued Interest	223,378	171,078
Accrued Royalties	150,000	150,000
Loans from Shareholder	597,597	299,298
Notes Payable	592,996	958,996

Total Current Liabilities	2,093,954	2,165,418

Total Liabilities	2,093,954	2,165,418

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 1,247,162	1,247	-
Issued and Outstanding 1,242,287	-	1,242
Additional Paid in Capital	19,938,382	19,930,381
Retained Earnings (Deficit)	(20,683,602)	(20,590,883)

Total Stockholders' Equity	(743,077)	(658,364)

Total Liabilities and Stockholders' Equity	$1,350,877	$1,507,054

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues, Net	$199,204	$128,138	$953,776	$1,089,907

Cost of Sales	61,146	67,107	300,357	445,888

Gross Profit	138,058	61,031	653,419	644,019

Operating Expenses
Business Development	8,673	22,742	44,327	76,689
General & Administrative	108,948	136,118	296,186	474,143
Professional Fees	42,676	44,231	93,903	173,540
Salaries & Benefits	92,414	153,381	250,544	471,240

Total Operating Expenses	252,711	356,472	684,960	1,195,612

Net Operating Income (Loss)	(114,653)	(295,441)	(31,541)	(551,593)

Other Income (Expense)
Interest Expense	(20,260)	(20,365)	(61,178)	(50,445)

Total Other Income(Expense)	(20,260)	(20,365)	(61,178)	(50,445)

Net Income (Loss)	$(134,913)	$(315,806)	$(92,719)	$(602,038)

Net Income (Loss) Per Share	$(0.11)	$(0.26)	$(0.07)	$(0.49)

Weighted Average Shares Outstanding	1,247,162	1,233,768	1,247,162	1,233,354

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2006	89,647	$896	1,229,980	$1,230	$19,830,893	$(19,515,797)

April - June 2007 - shares issued for cash	-	-	1,250	1	4,999	-

July - September 2007 - shares issued for cash	-	-	75	-	500	-

July - September 2007 - shares issued as payment
of notes payable	-	-	7,545	8	77,492	-

October-December 2007-shares issued for cash	-	-	3,437	3	16,497	-

Net loss for the period ended December 30, 2007	-	-	-	-	-	(1,075,086)

Balance, December 31, 2007	89,647	896	1,242,287	1,242	19,930,381	(20,590,883)

April - June 2008 - shares issued as payment of
accounts payable	-	-	4,875	5	8,001	-

Net loss for the period ended September 30, 2008	-	-	-	-	-	(92,719)

Balance, September 30, 2008	89,647	$896	1,247,162	$1,247	$19,938,382	$(20,683,602)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(92,719)	$(602,038)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operations:
Depreciation & Amortization	85,170	85,170
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	6,105	10,831
Inventories	63,653	(135,394)
Deposits	-	3,241
Increase (Decrease) in:
Accounts Payable	(50,497)	29,403
Accrued Expenses	2,440	(8,489)
Accrued Interest	52,300	42,528
Accrued Royalties	-	56,250

Net Cash Provided (Used) by Operating Activities	66,452	(518,498)

Cash Flows from Investing Activities:
Purchases of equipment	-	(2,100)
Funds advanced (to) from affiliated entities	-	(25,031)

Net Cash Used In Investing Activities	-	(27,131)

Cash Flows from Financing Activities:
Principal payments on notes payable	(366,000)	(4,300)
Loans from Shareholders	298,299	513,222
Proceeds from stock issuance	-	5,500

Net Cash Provided by Financing Activities	(67,701)	514,422

Increase (Decrease) in Cash	(1,249)	(31,207)

Cash and Cash Equivalents at Beginning of Period	7,201	48,233

Cash and Cash Equivalents at End of Period	$5,952	$17,026

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Paid For:
Interest	$8,480	$12,217
Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:

Stock issued in payment for notes payable	$8,006	$77,500

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

September 30, 2008

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

REVERSE STOCK SPLIT

During the quarter ended September 30, 2008 the Board of Directors of View Systems, Inc. approved a reverse split of 80:1 of the issued and outstanding common and preferred stocks.  The reverse split did not change the authorized shares or the par value in either case.  The split became effective subsequent to September 30, 2008 but before these statements were issued, therefore the change is reflected in the balance sheet as of and the statement of stockholders’ equity as of September 30, 2008 and the adjustments for the change are reflected in all periods presented.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the period ended September 30, 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

•

We are introducing a new product we call the “MINI” (Mobil Intelligent Network Informer).  MINI is a portable battery operated device that senses motion, sends text messages and transmits pictures to a user’s cell phone(s).  MINI is perfect for monitoring vacant property, vacation homes, boats, storage buildings and parked truck trailers.  The device contains a GSP module to track its location in the event of theft or movement.

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

For the next twelve months we will continue to develop our sales and distribution network into additional regions and markets in the United States and abroad.  We have been and plan to continue to increase sales by offering demonstrations of our products in specific geographical areas to potential customers or at region specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police shows, and dealer shows.  When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

We have also continued to develop international markets in the China and the Mid-East and have established international relationships with distributors and dealers.  We will be separating our international business from our domestic business to gain efficiency and financial backing.

In September 2008 we disseminated an information statement to shareholders to inform them of a forthcoming reverse-split of our common stock. The share split occurred in October 2008 and was effected in a 1:80 ratio. Following the recapitalization of our common stock structure, the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions of new technologies and/or businesses.  We also intend to strengthen our balance sheet by paying off debt with cash if possible or through the exchange of equity securities for the release of debt obligations.

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $8,235,583.  However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.

We intend to hold an annual meeting as soon as practicable.  However, no firm plan or date has been identified. Thus, we will issue notice of a meeting at an appropriate time

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the nine months’ ended September 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine months ended September 30,
	2008	2007
Revenues, net	953,776	1,089,907
Cost of sales	300,357	445,888
Gross profit (loss)	653,419	644,019
Total operating expenses	684,960	1,195,612
Profit (loss) from operations	(31,541)	(551,593)
Total other income (expense)	(61,178)	(50,445)
Net income (loss)	(92,719)	(602,038)
Net income (loss) per share	$ (0.07)	$ (0.49)

The gross profit during the three and nine months ended September 30, 2008 is 69% and 69% of net revenue, respectively, as compared to 48% and 59%, respectively, for the same periods in 2007.  The increase in gross profit is due to a decrease in cost due to continued engineering changes and further reduction due to economies of scale.  We have been able to hold this higher percentage for three quarters.  The positive net profit (loss) has decreased dramatically during the three and nine months ended September 30, 2008, to ($114,653) and ($31,541), respectively,  compared to the same periods in 2007, ($295,441) and ($551,593), respectively, is mostly due to further decreases of professional fees and administrative costs.  We anticipate further reduction of production costs from the overseas manufacturing opportunities we are currently investigating.  We have received favorable reduced cost estimates from several international manufacturing facilities.

We have made use of loans from shareholders to reduce debt.  It is our intention to continue to reduce debt.

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training and extended warranties are a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

Our marketing efforts continue to further sales of the SecureScan and have resulted in increased revenues for the third quarter of 2008 compared to the third quarter of 2008 by 55%.  The year-to-date sales in 2007 ending in September 30, 2007 include VFR sales that have not been achieved in 2008, since the MMV (replacement product) has not been ready for production even though we have some back orders for the new product.   Management anticipates that increases in revenues will continue as the new Multi-mission Video product comes on line more strongly.

Our backlog at September 30, 2008, was $120,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The decrease of costs from year to year is primarily the result of more efficient operations and engineering changes, and a decrease of delay time between order and delivery of product.  Management anticipates that the relative margins of each product line will increase even more with an increase in number of units shipped.  The quantities per average sale have been increasing steadily.

LIQUIDITY AND CAPITAL RESOURCES

In spite of a decrease in net revenue from product sales, our net profits have been increasing and have been enough to pay ongoing costs such as rent, telephone, payroll and materials but are not sufficient to cover our old accounts payable.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing, and sales of our common stock to satisfy our cash requirements.  For the quarter ended September 30, 2008, we received cash from revenues of $199,204, $0 from issuance of equity, and $0 from stockholder advances.  We intend to rely on the issuance of our common stock to convert debt into equity and to raise cash.   Management anticipates that we will continue to issue some shares for services in the short term.

Management intends to finance our 2008 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but are not guaranteed to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and reduce debt incurred in the last several years to compete in our markets.  At our current revenue levels, management believes we will require an additional $300,000 during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations and revenue expansion. These operating costs include cost of sales, general and administrative expenses, salaries and benefits, and professional fees related to sales and marketing and contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2008, and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations even further.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse space in Baltimore, Maryland under a four month operating lease, expiring February 2009.  Base rent is $2,872 per month with an annual rent escalator of 3%. At September 30, 2008, future minimum payments for operating leases related to our office and manufacturing facilities were $9,900 through February 28, 2009.

Our total current liabilities decreased to $2,173,354 at September 30, 2008 compared to $2,165,418 at December 31, 2007.  Our total current liabilities at September 30, 2008 included accounts payable of $455,103 accrued expenses of $92,538 accrued interest of $203,118 accrued royalties of $150,000, loans from shareholder of $313,599 and notes payable of $958,996.

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

2.

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, to three accredited investors:  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sell and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock while the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated, and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The Company is taking steps to negotiate these defaults.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of  September 30, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the

Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We resolved a material matter during the reporting period.  There are no other pending legal proceedings.

1.

Sigma International Holdings, Inc. v. View Systems, Inc.

In August 2006 we entered into a consulting agreement with The Riderwood Group, a Maryland limited liability investment banker, for the purpose of assisting in raising private equity financing and finding suitable acquisition targets.  The Riderwood Group subsequently introduced the Company to Sigma International Holdings in 2007 which signed a non-binding merger and acquisition agreement and in addition loaned us $250,000.   Sigma soon thereafter demanded satisfaction of their note or a control block of the Company.  View Systems’ Board of Directors decided not to give Sigma control of View Systems.  Sigma sued the Company on the note and was awarded a judgment on May 11, 2008 in Montgomery County, Maryland, Case Number 288395-V, for $296,000.00 which included interest and legal fees.

The Board of Directors of View Systems after several meetings decided to settle the debt, $296,000 plus another $5,196.50 interest and costs for a total of $301,196.50, which was paid to Sigma International Holdings for full and final settlement.  Of the total, $100,000 was paid by the Company. Our director, Dr. Michael Bagnoli, provided the balance of $201,196.50.

On September 4, 2008, we received documents from the District Court of Denver, Colorado acknowledging our full satisfaction of the judgment held by Sigma International Holdings effective as of August 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company is in default status on an unsecured convertible loan from a stockholder in the principal amount of   $100,000, which was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen not to convert to equity.

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

VIEW SYSTEMS, INC.

(Registrant)

Date: November 5, 2008

By: /s/ Gunther Than

Gunther Than

Chief Financial Officer

(Principal Executive, Financial and Accounting Officer)