Form 10-K
period 2008-12-31
VIEW SYSTEMS INC
filed 2009-03-31
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

 FORM 10-K

_________________________________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

VIEW SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland     21227

(Address of principal executive offices)      (Zip Code)

Issuer’s telephone number: (410) 242-8439

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                [  ] YES    [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                       [  ] YES    [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 [X] YES    [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES   [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2008 was $687,009.

The number of shares outstanding of the issuer’s common stock as of the latest practicable date was 17,175,222 shares.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.  BUSINESS.

In this report the context requires otherwise, references to the "Company", "View Systems", "we", "us" and "our" are to View Systems, Inc.

General Development of Business

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

Business of Issuer

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

The ViewScan self calibrates and does not need operator intervention or special calibration tools.

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

2.  Visual First Responder

In December 2003 View Systems obtained exclusive licensing and marketing rights for the HAZMAT CAM technology from the U.S. Department of Energy's INL.

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

The image is received from the Visual First Responder monitor or on the Visual First Responder color LCD monitor and can be easily recorded using a common camcorder or VCR with video input.  The camera can be completely submerged for fast and easy decontamination.  We also offer a unit with 360 degree coverage of a target area.

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

3.  ViewMaxx Digital Video System

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

•

Stores the video game image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;

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

4.  Additional Products

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

Commercial business users represent the greatest potential users of our surveillance and weapons detection products.  Commercial businesses have already realized the need for surveillance and use of access control devices for protection of employees, customers, and assets.  Our products can curtail crime and prevent loss caused by employees and others.  The market for surveillance technology includes many types of commercial buildings; including, hospitals, schools, museums, retail, manufacturing and warehousing facilities.

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

Major Customers

At present we do not have any single customer that consistently accounts for more than 10% of our revenues.

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

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located in Baltimore, Maryland, where we lease approximately 4,600 square feet for $3,047.  We are on a month to month basis at this time.

We also lease a sales and engineering office at Office World Plaza in Lomita, California, near Los Angeles.

Two of our employees work from this office. A written lease expired in February 2006, and we have continued to lease this office space for $950 per month on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this report we are not a party to any material legal proceedings.  During the year, we became a party and then resolved two material matters:

1.  View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations

On February 5, 2008, we filed suit in the Florida 4th Judicial Circuit in and for Duval County, Florida in a case styled View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations, Case No. 2008-CA-001565-XXXX-MA, seeking an order compelling Florida to change the date of filing of our Articles of Merger, which we filed in 2003.  On May 5, 2008, the Circuit Court in the Florida 4th Judicial Circuit in and for Duval County, Florida in a case styled View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations, Case No. 2008-CA-001565-XXXX-MA, entered summary judgment for declaratory relief in favor of the Company.  The judgment is final.

We filed a civil action to compel the correction of the filing date.  The Company’s complaint alleged that during the third quarter of 2007, it came to our attention that there was a clerical communications error, which affected our efforts in 2003 to re-domicile our state of incorporation from Florida to Nevada. On July 31, 2003, we filed Articles of Merger in both Florida and Nevada to effect our re-domicile. However, on August 12, 2003 the Florida Secretary of State rejected our Articles of Merger. The Florida Secretary of State wanted original documents, not copies, which would be acceptable for computer imaging.  The Company re-filed the Articles of Merger with the Florida Secretary of State as requested. However, Florida filed our Articles of Merger as of August 29, 2003 instead of July 31, 2003; an event that escaped our attention for more than four years.

2.  Sigma International Holdings, Inc. v. View Systems, Inc.

We were served with a complaint filed in the circuit court in Montgomery County Maryland, case number 288395-V, in which the plaintiff sought payment of $250,000.  We defaulted and a judgment was entered against us. We settled the judgment by paying the plaintiff $296,000 plus another $5,196.50 interest and costs for a total of $301,196.50.  Of this amount, $100,000 was paid by the Company, and our director, Dr. Michael Bagnoli, provided the balance of $201,196.50.

In August 2006 we entered into a consulting agreement with The Riderwood Group, a Maryland limited liability investment banker, for the purpose of assisting in raising private equity financing and finding suitable acquisition targets.  The Riderwood Group subsequently introduced the Company to Sigma International Holdings in 2007 which signed a non-binding merger and acquisition agreement and in addition loaned us $250,000.   The proposed merger was cancelled approximately three weeks later.

Sigma soon thereafter demanded satisfaction of their note or a control block of the company.  The BOD decided not to give Sigma control of View Systems.  Sigma sued the company on the note and was awarded a judgment on May 11, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of 2008.  We intend to solicit shareholder proxies to increase the authorized shares during 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "VYST.OB" up to October 2008 and from October 17, 2008 under the symbol “VSYM.OB”. The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. The source of the following information is www.finance.yahoo.com.

OTC Bulletin Board (1)
COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$1.20	$0.02
Third Quarter	$1.44	$0.24
Second Quarter	$0.04	$0.01
First Quarter	$0.04	$0.02
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$0.08	$0.03
Third Quarter	$0.09	$0.07
Second Quarter	$0.10	$0.08
First Quarter	$0.11	$0.08

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of December 31, 2008, there were approximately 328 holders of record of our common stock, not including holders who hold their shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,000,000	-	2,000,000
Equity compensation plans not approved by security holders	-	-	- (1)
Total	2,000,000	-	2,000,000

(1)

Our 1999 Stock Option Plan and our 1999 Restricted Share Plan terminated automatically pursuant to the terms of their respective agreements on March 1, 2009.  Our 2000 Restricted Share Plan will terminate automatically pursuant to the terms of its agreement on March 15, 2010.

Information Relating to Outstanding Shares

As of December 31, 2008, there were 17, 175,222 shares of our common stock issued and outstanding and 89,647 shares of our preferred stock issued and outstanding.  We have not reserved any shares for issuance upon exercise of common stock purchase warrants, and no shares are issuable upon exercise of options to purchase shares of our common stock.

Of the issued and outstanding shares, approximately 1,250,222 shares of our common stock (69,926 of which are owned by our officers, directors and principal stockholders) have been held for in excess of one year and are available for public resale pursuant to Rule 144 promulgated under the Securities Act.

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

Recent Sales of Unregistered Securities

We issued an aggregate of 15,925,000 shares of our unregistered common stock at purchase prices ranging from $0.02 to $0.064 per share to accredited investors during 2008, as follows:

•

Martin Maassen on October 16, 2008, 5,000,000 shares of our common stock at $0.04 in exchange for conversion of $200,000 in notes payable.

•

Starr Consulting on October 17, 2008, 500,000 shares of our common stock at $0.02 in exchange for conversion of $50,000 in notes payable and $50,000 in interest.

•

Pertaining to the Starr Consulting Agreement, on October 17, 2008 we issued 500,000 shares of our common stock to each of the following entities: Power Network, BAF Consulting, New Age Sports, and Seville Consulting, all at $0.02 per share.

•

Michael Bagnoli on October 17 and 21, 2008, a total of 5,000,000 shares of our common stock to at $0.04 in exchange for conversion of $200,000 in notes payable.

•

Pertaining to the Starr Consulting Agreement, on December 2, 2008 we issued 500,000 shares of our common stock to each of the following entities: Power Network, BAF Consulting, New Age Sports, and Seville Consulting, all at $0.02 per share.

•

Michael Prately on December 10, 2008, 500,000 shares of our common stock at $0.03 in exchange for consulting services.

•

Michael Prately on December 10, 2008, 112,500 shares of our common stock at $0.03 in exchange for consulting services.

•

Marlene Maassen on December 10, 2008, 312,500 shares of our common stock at $0.064 per share.

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During 2007, we issued our common stock in unregistered, exempt transactions as follows:

•

James and Patricia Hartman and Mary McGinn purchased 5,000 shares and 1,000 shares, respectively, at $0.083 per share on June 30, 2007.

•

Anna and James Wolfe, Jay I. Levinson, and Isabel M. Bernfeld purchased 1,071,430 shares, 142,857 shares, and 714,286, respectively, at $0.07 per share on September 30, 2007.

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

We issued in 2007 an aggregate of 7,956,000 shares of our unregistered common stock at purchase prices ranging from $0.04 to $0.14 per share to accredited investors who purchased during 2006, as follows:

•

On February 20, 2006 we issued 160,000 shares to Thomas Pierson for consulting services at $0.10 per share. We issued to Carolyn Harrison 60,000 shares and 120,000 shares, at $.14 and $0.05 per share, respectively, of our common stock on April 28, 2006 and October 17, 2006 for consulting services. On June 16, 2006 we issued 200,000 shares each to Mark Mintz and Asghar Ali & Sons, Ltd. for consulting services at $.10 per share.

•

Employees David Johansen, Ruediger Klose, John Sarman, Matthew Tyson, Matthew Mahin, Charles Nelson and Faye Williams received stock as compensation at $.12 per share on May 3, 10, or 12, 2006, in the following amounts: 120,000 shares, 180,000 shares, 60,000 shares, 60,000 shares, 60,000 shares, 105,000 shares, and 30,000 shares, respectively.

•

Mike Luke, on February 20, 2006, bought 100,000 shares at $0.10 per share.

•

John Voss, on May 10, 2006, bought 60,000 shares at $0.10 per share.

•

Will Stamp and Duane Anderson, on October 17, 2006, bought 500,000 and 60,000 shares, respectively, at $0.05 per share.

•

The following individuals bought stock at $0.05 per share:

10/17/2006	Will Stamp	500,000
10/17/2006	Duane Anderson	60,000
10/17/2006	Carolyn Harrison	120,000
11/2/2006	Michael Burke	500,000
11/3/2006	Michael Burke	120,000
10/31/2006	Abraham Sperling	300,000
11/3/2006	SIGMA	416,000
11/1/2006	LiMinLee	100,000
11/13/2006	Wayne Harrison	300,000
11/30/2006	Joshua Shein	150,000
12/4/2006	Harvey Fenster	100,000
12/5/2006	Mark Krauss	200,000
12/6/2006	Ruth Shein	200,000
12/13/2016	Bruce Gladstone	200,000
12/15/2006	Marilyn Seeley	400,000
12/18/2006	David R. Seeley	100,000
12/19/2006	Karen & Bernard Bellow	600,000
12/19/2006	Gregory Adams	200,000
12/27/2006	John McNulty	100,000
12/27/2006	Stephan J. Berwick	30,000
12/27/2006	H. & M Fenster	100,000
12/27/2006	Daniel Seeley	100,000
12/27/2006	Primus Solutions	310,000
12/27/2006	W & S Melcher	100,000

•

The following individuals bought stock at $0.04 per share:

12/1/2006	Will Stamp	375,000
12/1/2006	Joel Stamp	500,000
12/5/2006	RL Wactler	50,000

•

Jay and Associates bought 330,000 shares at $0.10738 per share.

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Our product lines are related to visual surveillance, intrusion detection and physical security.  Our principal products include:

•

ViewScan Concealed Weapons Detection System – a walk-through concealed weapons detector which uses passive magnetic sensing technology and location algorithms to suggest the location of certain kinds of threatobjects or other undesirable objects such as cell phones or digital cameras.  The control unit combines the magnetic and video information in a manner that allows it to be stored and displayed for easy recognition and auditory warning.  The network architecture allows for remote monitoring, networking and integration of biometrics and access control devices.

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

We have also continued to develop international markets in China and the Mid-East and have established international relationships with distributors and dealers.  We will be separating our international business from our domestic business to gain efficiency and financial backing.

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

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $19,782,661.  However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.

We are continuing to negotiate with potential merger and acquisition candidates.

We intend to hold an annual meeting as soon as practicable.  However, no firm plan or date has been identified.  Thus, we will issue notice of a meeting at an appropriate time.

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

We have identified a company for acquisitions that manufactures security products and we are negotiating its acquisition. The company also sells internationally, is profitable and can benefit from our net tax asset of $8,301,528.  We are in the initial stages of negotiations for these acquisitions and we have not entered into a definite agreement with either company.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the years ended December 31, 2008, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS

	Year ended December 31,
	2008	2007(*)	2006(*)
Revenues, net	$ 1,148,314	$ 1,256,534	$ 1,250,188
Cost of sales	391,216	574,971	751,578
Gross profit (loss)	757,098	681,563	498,610
Total operating expenses	965,388	1,675,604	1,608,321
Loss from operations	(208,290)	(994,041)	(1,109,711)
Total other income (expense)	34,751	(81,045)	(30,741)
Net income (loss)	(173,539)	(1,075,086)	(1,140,452)
Net income (loss) per share	$ (0.04)	$ (0.89)	$ (0.97)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have not increased sales of our SecureScan and Visual First Responder but have increased our gross margins through better efficiency of our employee’s efforts and higher units per sale.  Management anticipates that increases in revenues will resurge as we further develop our sales and marketing channels and establish local sales and service offices in geographic areas where we have already completed sales.  The increased quantity per sales resulted in an increased gross profit for 2008 compared to 2007.

The following chart provides a breakdown of our sales in 2008, 2007 and 2006.

	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006
Totals per financial statements	1,148,314	1,256,535	1,250,188
Secure Scan	851,961	910,485	840,713
ViewMaxx	12,478	15,635	32,802
MMV, VFR & misc.	87,497	224,997	332,646
Service, installation, training, etc	196,378	105,417	44,027
	1,148,314	1,256,534	1,250,188

Our backlog at December 31, 2008, was $310,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 34% of net revenues for 2008, a decrease from 46% in 2007.  The decrease from year to year is primarily the result of decreased costs due to engineering changes. Management anticipates that the relative margins of each product line will increase even more with an increase of number of units shipped.  The quantities per average sale have been increasing steadily.

For 2008 total operating expense decreased $710,216, a decrease of 43%, as compared to 2007.  Net Income (Loss) was ($173,539) in 2008, and ($1,075,086) in 2007, an improvement of $901,547.

Inflation has not been a significant factor in our either our price points nor in the cost of product sold.  The sales cycles are long and cross budget and annual review boundaries.  The approval for purchase process is affected by both federal funds being available and state decisions interacting with local needs and review of safety and homeland security committees comprised of sheriffs, police, fire and SWAT teams.  We have not found elasticity in price affecting decision for purchase or approval.

Liquidity and Capital Resources

We have incurred losses for the past two fiscal years and had a net loss of $173,539 at December 31, 2008. We had insufficient funds to deliver our backlog in the last half of 2008.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover our all of our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the year ended December 31, 2008 we received cash from revenues of $1,148,314 proceeds of $20,000 from sales of our common stock and relied on debt financing of $255,000.  Management anticipates that we will continue to issue shares for services in the short term.

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

Management believes we will need to take the necessary steps to file a registration of common stock to fund growth and acquisitions during 2009.  The Company intends to hold a special meeting of shareholders during 2009 to consider, among, other things, an increase in the authorized common stock of the Company to 250,000,000 shares.

Management intends to finance our 2009 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $500,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2009, and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leased office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, which expired October 2008.  Base rent is $3,300 per month.  We have leasing on a month to month basis.

Our total current liabilities decreased to $1,591,101 at December 31, 2008 compared to $2,165,418 at December 31, 2007.  Our current total liabilities at December 31, 2008 included accounts payable of $499,409, accrued expenses of $28,650, accrued interest of 126,155, accrued royalties of 225,000, loans from shareholders of $152,794 and notes payable of $559,093.

Our total current liabilities at December 31, 2007 included accounts payable of $505,168, accrued expenses of $80,878, accrued interest of $171,078, accrued royalties of $150,000, loans from shareholder of $299,298 and notes payable of $958,996.

Our notes payable consist of the following:

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The company has taking steps to negotiate these defaults.  In November of 2008 the holders agreed to accept shares of common stock as payment.

Unsecured convertible loans from two stockholders in the principal amount of $216,000.   $100,000 of the loans was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen not to convert to equity.  The holder of the second note of $116,000 has been receiving interest payments irregularly.

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

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $173,539 for 2008 and had a net loss of $1,075,086 at December 31, 2007. In addition, at December 31, 2008 View Systems, Inc. had a retained earnings deficit of $20,764,422. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $173,539 for the fiscal year ended December 31, 2008 and net cash used in operations of $18,313 for the fiscal year ended December 31, 2008.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2009, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2008 was $173,539 and our net loss for the year ended December 31, 2007 was $1,075,086.  Our retained deficit was $20,590,883 at December 31, 2007.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2008. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 59% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately .01% of the total voting power of our common stock and 100% of the voting power of our preferred stock as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

C O N T E N T S

Accountants' Report

 29

Balance Sheets

 30

Statements of Operations

 31

Statements of Stockholders' Equity

 32

Statements of Cash Flows

 33

Notes to the Financial Statements

 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present, in all material respects, the financial position of View Systems, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Davis, Sita & Company, P.A.

Davis, Sita & Company,

Greenbelt, Maryland

March 25, 2009

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008

ASSETS

Current Assets
Cash	$1,768
Accounts Receivable (Net of Allowance of $1,000)	88,731
Inventory	46,599

Total Current Assets	137,098

Property & Equipment (Net)	16,262

Other Assets
Licenses (Net)	997,104
Due from Affiliates	147,587
Deposits	7,528

Total Other Assets	1,152,219

Total Assets	$1,305,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$499,409
Accrued Expenses	28,650
Accrued Interest	126,155
Accrued Royalties	225,000
Loans from Shareholders	152,794
Notes Payable	559,093

Total Current Liabilities	1,591,101

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 17,175,222	17,175
Additional Paid in Capital	20,460,829
Retained Earnings (Deficit)	(20,764,422)

Total Stockholders' Equity (Deficit)	(285,522)

Total Liabilities and Stockholders' Equity	$1,305,579

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

Revenues, Net	$1,148,314	$1,256,534

Cost of Sales	391,216	574,971

Gross Profit (Loss)	757,098	681,563

Operating Expenses
General & Administrative	396,870	753,079
Professional Fees	159,387	201,068
Bad Debts	20,265	97,879
Salaries & Benefits	388,866	623,578

Total Operating Expenses	965,388	1,675,604

Net Operating Income (Loss)	(208,290)	(994,041)

Other Income(Expense)
Interest Expense	(163,249)	(81,045)

Total Other Income(Expense) from continuing operations	(371,539)	(81,045)

Extraordinary Item:
Expired debt and related accrued interest	198,000	-

Net Income (Loss)	$(173,539)	$(1,075,086)

Net Income (Loss) Per Share	$(0.04)	$(0.87)

Weighted Average Shares Outstanding	3,937,623	1,232,190

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2006	89,647	$896	1,233,040	$1,233	$19,830,890	$(19,515,797)

April - June 2007 - shares issued for cash	-	-	1,250	1	4,999	-

July - September 2007 - shares issued for cash	-	-	75	-	500	-

July - September 2007 - shares issued as payment
of notes payable	-	-	7,545	8	77,492	-

October - December 2007 - shares issued for cash	-	-	3,437	3	16,497	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,075,086)

Balance, December 31, 2007	89,647	896	1,245,347	1,245	19,930,378	(20,590,883)

April - June 2008 - shares issued in payment
of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(173,539)	$(1,075,086)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	113,560	113,474
Bad Debts	20,265	97,879
Interest Expense Paid with Stock	65,097	-
Expired Debt and Accrued Interest	(198,000)	-
Stock Issued for Services	18,375	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	23,248	76,124
Inventories	39,585	(62,319)
Other Assets	-	(200)
Increase (Decrease) in:
Accounts Payable	2,247	(6,739)
Accrued Expenses	70,849	190,644
Net Cash Used in Operating Activities	(18,313)	(666,223)

Cash Flows from Investing Activities:
Additions to Fixed Assets	(536)	(2,100)
Advances (to)/ receipt from Related Party	(80)	(25,031)

Net Cash Used in Investing Activities	(616)	(27,131)

Cash Flows from Financing Activities:
Funds Advanced from Stockholders	93,496	379,622
Proceeds from Debt Financing	-	255,000
Proceeds from Stock Issuance	20,000	22,000
Principal Payments on Notes Payable	(100,000)	(4,300)

Net Cash Provided by Financing Activities	13,496	652,322

Increase (Decrease) in Cash	(5,433)	(41,032)

Cash and Cash Equivalents at Beginning of Period	7,201	48,233

Cash and Cash Equivalents at End of Period	$1,768	$7,201
The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2008	2007

Cash Paid For:
Interest	$-	$9,677

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:

Common stock issued in payment of accounts payable	$8,006	$-

Common stock issued in payment of notes payable
and accrued interest	$500,000	$77,500

Accrued cost of raising capital	$-	$58,856

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

DECEMBER 31, 2008 AND 2007

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of December 31, 2008 consisted of finished goods.

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

Equipment

5-7 years

Software tools

3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $ 8,600 and $8,516, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the years ended December 31, 2008 and 2007 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2008.  It was determined to not be impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

DECEMBER 31, 2008 AND 2007

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2008 and 2007 were $17,888 and $23,857.

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

Reverse Stock Split

During 2008 the Board of Directors approved a 1 for 80 reverse stock split of the issued and outstanding common and preferred stocks.  The reverse split did not change the authorized shares or the par value for either class of stock.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the years ended December 31, 2008 and 2007 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2008

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$ (371,539)	3,937,623	$ (0.09)

Income from extraordinary item
which is the amount that is
available to common shareholders	198,000	3,937,623	0.05

Basic earnings per share	$ (173,539)	3,937,623	$ (0.04)

Year ended December 31, 2007

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$ (1,075,086)	1,232,190	$ (0.87)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2008 and 2007, the Company incurred net losses of $ 173,539 and $1,075,086, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.  As noted in the auditors report, these conditions are such that the continuation of the Company as a going concern is in doubt.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2008 and 2007, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  Subsequent to the issuance of this report the Company has closed on the largest individual sale in the Company’s history.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products with greater sales potential.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

2. GOING CONCERN

Historically, the Company has financed its operations primarily through private financing however increases in sales revenue during 2008 and 2007 and decreases in expenses during 2008 made a significant contribution to working capital.  It is management’s intention to finance operations during 2009 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2007.  It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit.  If it is “more likely than not” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements.  Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized.  The recognition/derecognition decision should be reflected in the first interim period when the statues change and not deferred to a future settlement upon audit.  General tax reserves to cover aggressive positions taken in filed returns  are no longer allowable.  Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax reserves on its books, this interpretation is not expected to have a material effect on the Company’s financial position or results of operations in future periods.

In September 2007, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB standards.  No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (such as broker-dealers), no significant changes in practice should ensue.  The standard is to be applied to financial statements beginning after November 15, 2008.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

3.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2007, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No.

87, 88, 106 and 132”.  This standard requires recognition in the balance sheet of the funded status of pension plans, rather than a footnote disclosure which has been the current practice.  Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2007, and non-public companies are to apply it in statements endings after June 15, 2008.  Because View Systems, Inc. does not maintain a defined benefit pension plan and has no intentions to do so, this standard should not have any impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income.  The Standard is in effect for fiscal years beginning after November 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts are short term or due on demand so that fair value approximates recorded value.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141 (R)”), replacing SFAS NO. 141, “Business Combinations” (“SFAS 141”), and SFAS 141 (R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed at be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. Management is assessing the impact SFAS 160 will have on the Company’s consolidated financial statements.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

5. DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,587 as of December 31, 2008 and $147,407 as of December 31, 2007 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which is controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance.  The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.  Management has determined that the advance is totally collectible.

6. NOTES PAYABLE

Notes payable as of December 31, 2008 consists of the following, which total  $ 559,093:

Investor/stockholder Group   $343,093

During 2007 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans.

Stockholder    $116,000

An unsecured loan from a stockholder which is payable on demand with interest at 12%.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

6. NOTES PAYABLE

Stockholder   $100,000

An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%.  The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares.  The lender has made a formal demand for payment of the loan and accrued interest.

7.   INCOME TAXES

       For income tax purposes the Company has net operating loss carryforwards  of $19,782,661 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2008 are as follows:
Effect of net operating loss carryforward	$ 8,301,528
Less evaluation allowance	(8,301,528)
Net deferred tax asset	$ -

       The components of income tax expense (benefit) are as follows:

Year ended December 31	2008	2007

Net loss per financial statements which approximates
net loss per income tax returns	$ (173,539)	$ (1,075,086)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(65,945)	(408,533)
Less valuation allowance	65,945	408,533

Net income tax expense (benefit)	$ -	$ -

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

During 2008 the Board of Directors approved a reverse split of the stock in which one new share of preferred stock was issued in exchange for each 80 shares of stock outstanding.  Accordingly, the total issued of preferred stock was adjusted from 7,171,725 shares to 89,647 shares.  The par value and the total authorized shares did not change.

9.  OPERATING LEASE

The Company leases office and warehouse space in Baltimore, MD under a three-year noncancellable operating lease which expired in October 2008 and which was subsequently extended to May 2009.  The base rent is $3,047 per month with an annual rent escalator of 3%.   Rent expense was $65,766 and $158,259 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments required under the lease on the Baltimore offices, which expires in 2009, are $15,235.

10.  STOCK BASED COMPENSATION

During the year ended December 31, 2008 the Company granted restricted stock to independent contractors and consultants.

Restricted Stock Grants

The Company’s Board of Directors and stockholders have approved a restricted share plan under which shares of the Company’s common stock will be granted to employees, officers and directors at the discretion of the Board of Directors.  During 2008 and 2007, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

	2008		2007
	Number of	Expense	Number of	Expense
	Of shares	Recognized	Of shares	Recognized
Officers and employees	-	$ -	-	$ -
Independent contractors and consultants	612,500	18,375	-	-

Total	612,500	$ 18,375	-	$ -

Independent contractors and consultants’ expense was based on the estimated value of services rendered.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Stock Options and Warrants

The Company adopted the 1999 Stock Option Plan during the year ended December 31, 1999.  The Plan reserves 4,500,000 shares of the Company’s unissued common stock for options.  Options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of the grant.

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

2008
Weighted
	Common	Average	Range of
	Stock	Exercise	Exercise
	Options	Price	Price

Outstanding at beginning of year	1,346	$ 130.41	$ .80– 165.60
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	1,346	$ 130.41	$ .80 -165.60

2007

Weighted
	Common	Average	Range of
	Stock	Exercise	Exercise
	Options	Price	Price

Outstanding at beginning of year	1,346	$ 130.41	$ .80 -165.60
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	1,346	$ 130.41	$ .80 -165.60

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations.  There were no stock options granted during the years ended December 31, 2008 and 2007.

11.  RELATED PARTY TRANSACTIONS

During the year certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $253,496 during 2008. These additions include a $201,197 increase as the result of one shareholder making a direct payment to pay off a promissory note and the related accrued interest which was payable by the Company an in default. These total loans from shareholders are unsecured and they have no stated interest rates. During 2008 the two shareholders converted $400,000 of the loans into 10,000,000 shares of common stock.  The total balance due on unstructured loans from shareholders amount to $152,794 at December 31, 2008.  Loans from stockholders made with repayment terms are described in Note 6 above.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

12.   EXTRAORDINARY ITEM

For the last nine years the Company has reflected on its financial statements a note payable in the amount of $110,000 which originated in 1999 as the result of an acquisition.  In addition, $88,000 of interest expense on this debt had accrued and was also reflected on the financial statements.  During 2008 the Company was advised by legal counsel that for various reasons, such as the inability to locate the note holders and the expiration of the minimum holding period as defined by the statute of limitation, that this debt was no longer legally binding.  Accordingly, the Company has adjusted this debt and the accrued interest to zero and has reflected the total expired liability of $198,000 as an extraordinary income item on the accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes to or disagreements with our accountants that are required to be disclosed.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

View Systems, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. View Systems, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company.

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

There are no further disclosures.  All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names, positions held, and ages of our current executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE

Gunther Than	61	Chief Executive Officer,	1998
		Treasurer and Director

Michael L. Bagnoli	53	Corp. Secretary and Director	1999

Martin Maassen	66	Director	1999

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons have not been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

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

Audit Committee Financial Expert. Our board of directors has determined that we have one audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2008, appear not to have been complied with to the best of our knowledge.  Forms 4 were filed late for directors Drs. Martin Maassen and Michael Bagnoli.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

No officer of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2008.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003.  The written agreement specifies that Mr. Than's employment is "at will", and we may terminate him with or without cause with a 30-day written notice, or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination.  Mr. Than is entitled to receive an annual salary of $100,000 and 50,000 shares of common stock for each month of service.  Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the Company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2008.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal year ended December 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2008 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 17,175,222 shares of common stock outstanding as of December 31, 2008.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Michael L. Bagnoli	Common	5,009,000 (1)	30.8%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	5,390,624 (2)	30.9%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	32,302.002%
1550 Caton Center Drive,	Preferred	89,647	100%
Baltimore, Maryland 21227

All Directors and officers	Common	10,431,926	60.7%
as a group	Preferred	89,647	100%

(1)   Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2)   Represents 5,021,249 common shares held by Mr. Maassen and his spouse and 9,375 common shares held by his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In order for the Company to meet its financial obligations, the Company’s President, Gunther Than, loans the Company funds on occasion and is repaid when funds are available.  During 2006 and 2005 Mr. Than advanced to the Company a total of $0 and $64,000, respectively.  The Company did not repay these advances during 2006 or 2005 so the balance due to Mr. Than remains at $64,000.

A shareholder advanced cash on August 9, 2006 to the Company to help with short-term working capital needs in the aggregate amount of $50,000 and was paid monthly interest payments of $2,500 until February 28, 2007, at which point payments were halted after conversations with the lending shareholder.

A shareholder made an unsecured loan in the principal amount of $100,000 which was due in full on November 1, 2007 with interest at 15%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full, this amounts to 16,667 shares. At the present time, the shareholder has requested payment in cash.

In October 2007, a shareholder made an unsecured loan of $116,000 with interest at 12% per year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant, Davis, Sita & Company, P.A.

	2008	2007
Audit fees	$ 16,700	$ 29,465
Audit-related fees	6,000	0
Tax fees	5,564	6,000
All other fees	0	0

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

ITEM 15.  EXHIBITS.

The following exhibits are filed as part of this Form 10-K:

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)

10.1

View Systems, Inc. 1999 Stock Option Plan (Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000)

10.2

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 31, 2008
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 31, 2008
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 31, 2008
Martin J. Maassen