Form 10-Q
period 2009-03-31
VIEW SYSTEMS INC
filed 2009-05-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30178

VIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Caton Center Drive, Suite E, Baltimore, Maryland  21227

(Address of principal executive offices) (Zip Code)

(410) 242-8439

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	30,711,222

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10- Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries

Unaudited Financial Statements

MARCH 31, 2009

View Systems Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$17,577	$1,768
Accounts Receivable (Net of Allowance of $1,000)	120,254	88,731
Inventory	113,149	46,599
Total Current Assets	250,980	137,098
Property & Equipment (Net)	134,014	16,262
Other Assets
Licenses	970,864	997,104
Due from Affiliates	147,507	147,507
Deposits	7,528	7,528
Total Other Assets	1,125,899	1,152,139

Total Assets	$1,510,893	$1,305,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$373,810	$499,329
Accrued Expenses	56,199	28,650
Accrued Interest	144,672	126,155
Accrued Royalties	243,750	225,000
Loans from Shareholder	205,528	152,794
Notes Payable	670,486	559,093
Total Current Liabilities	1,694,445	1,591,021
Long-term Debt
Notes Payable	42,867	-
Total Liabilities	1,737,312	1,591,021
Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 30,711,222	30,711	-
Issued and Outstanding 17,175,222	-	17,175
Additional Paid in Capital	20,988,318	20,460,829
Retained Earnings (Deficit)	(21,246,344)	(20,764,422)
Total Stockholders' Equity (Deficit)	(226,419)	(285,522)

Total Liabilities and Stockholders' Equity	$1,510,893	$1,305,499

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudi t ed)
	For the Three Months Ended
	March 31,
	2009	2008

Revenues, Net	$111,362	$290,431

Cost of Sales	41,344	107,230

Gross Profit (Loss)	70,018	183,201

Operating Expenses
Business Development	26,338	23,617
General & Administrative	101,589	102,499
Professional Fees	167,185	37,403
Salaries & Benefits	237,123	64,970

Total Operating Expenses	532,235	228,489

Net Operating Income (Loss)	(462,217)	(45,288)

Other Income (Expense)
Interest Expense	(19,705)	(20,654)

Total Other Income(Expense)	(19,705)	(20,654)

Net Income (Loss)	$(481,922)	$(65,942)

Net Income (Loss) Per Share	$(0.02)	$(0.06)

Weighted Average Shares Outstanding	23,943,222	1,157,628

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2007	89,647	$896	1,245,347	$1,245	$19,930,378	$(20,590,883)

April - June 2008 - shares issued in payment
of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	896	17,175,222	17,175	20,460,829	(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

Net loss for the period ended March 31, 2009	-	-	-	-	-	(481,922)

Balance, March 31, 2009	89,647	$896	30,711,222	$30,711	$20,988,318	$(21,246,344

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities :
Net Income (Loss)	$(481,922)	$(65,942)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	27,940	28,390
Stock issued for services	311,281	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(31,523)	(5,501)
Inventories	(66,550)	43,050
Increase (Decrease) in:
Accounts Payable	(6,768)	(6,782)
Accrued Expenses	27,549	(1,828)
Accrued Interest	18,517	11,780
Accrued Royalties	18,750	-

Net Cash Provided (Used) by Operating Activities	(182,726)	3,167

Cash Flows from Investing Activities:
Purchases of equipment	(57,599)	-

Net Cash Used In Investing Activities	(57,599)	-

Cash Flows from Financing Activities:
Loans received under a line of credit	196,765	-
Principal payments on notes payable	(1,547)	-
Loans from Shareholders	60,890	11,600

Net Cash Provided by Financing Activities	256,108	11,600

Increase (Decrease) in Cash	15,783	14,767

Cash and Cash Equivalents at Beginning of Period	1,768	7,201

Cash and Cash Equivalents at End of Period	$17,551	$21,968

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Non Cash Investing and Financing Activities:

Vehicle purchase financed with note payable	54,041	-
Notes payable paid down with common stock	100,000	-
Loans from shareholder repaid with common stock	3,156	-
Accounts payable paid with common stock	118,750	-
Vehicle purchased with common stock	7,813	-

Cash Paid For:
Interest	$ 635	$ 8,480
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc.

Notes to the Consolidated Financial Statements

March 31, 2009

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

  UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of M anagement, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the months ended March 31, 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Our current product lines are related to visual surveillance, intrusion detection and physical security.  We introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device that should be market ready in the fourth quarter of 2009. We expect that the production of the device for beta versions and testing purposes will be accomplished in the third quarter of this year.

Our current principal products and services include:

•

The MINI (Mobile Intelligent Network Informer) The MINI is a wireless watchdog communication device that checks for intrusion into uninhabited areas like foreclosed houses, storage spaces and vacation homes. It’s a portable device that senses motion and sends text messages to a user’s cell phone. Property and remote assets may be guarded by this innovative device that requires no plug-in electricity, no physical phone line and no monitoring service.  We have a full explanation and specifications on our web site.

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

•

Biometric analysis such as fingerprint verification has been incorporated into the ViewScan and facial recognition can be incorporated into ViewScan.  Access control methods such as magnetic door locks can and have also been incorporated in several banks and credit unions.

•

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the ViewScan portal.

•

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system. The cameras are viewable remotely via internet access.

•

Multi-mission Mobile Video (MMV) – a lightweight mobile camera and recording system housed in a tough, waterproof enclosure designed to be worn on tacticle body wear.  The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The MMV is able to transmit high quality video in the most difficult environments.  A multitude of these systems have been deployed   and are currently being field-tested.  We offer a variety of transmission options including encryption, diversity receivers and on-body recording incase of transmission failure.  SWAT, fire fighters and first responders are the focus of the MMV.

•

Fiber Optic Data Network Installation Service (FIOS) - we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena.  Using a credit line provided by Lafayette Commercial Bank we have expended $200,000 plus to purchase tools to splice, test and install fiber optic transmission ducts.  Several opportunities have been presented to us and we have investigated the potential and probabilities of success.  During this work, opportunities for video surveillance and access control contract will present themselves and we hope to capitalize on those opportunities.

Since we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena, several opportunities have been presented to us and we have investigated the potential and probabilities of success.  We advertised the receipt of several multi-million dollar contracts with Verizon.  The contracts were presented by several individuals associated with a company called HC Professional, LLC.  Verizon informed us that neither individuals nor HC Professional were associated with them and were “persona no grata”.   As a result we were channeled to one of their prime contractors and have retracted our announcement of the contracts received with Verizon.  We have since then, established qualifications and a relationship with the designated prime contractor and are insured, bonded and an approved sub-contractor with the prime.  There are five contracts on the table and we are diligently moving to assemble teams to begin work in the near future.  These teams and our plethora of tools, vehicles and testing equipment should provide a substantial revenue stream for a significant number of years.

On our merger and acquisition front, we have signed a Memorandum of Understanding (MOU) with a private research and development company named Visisys.  Visisys Holding Plc (Visisys) is a multinational, private holding company organized under the laws of the United Kingdom and Wales with offices in New York, London and Moscow. The entity has two wholly owned subsidiaries: Visisys Systems Ltd. and Face Trend, Ltd.  Visisys and its subsidiaries enjoy an international reputation for developing and marketing of intelligent video, monitoring and sensory systems. The company's main focus is the integration of proprietary and/or estimable devices with design and applied science to provide customized applications in a number of diverse fields, such as, security, medical, retail, hospitality and financial/clerical management.

We may exchange shares of our companies.  Visisys has a network of individuals in its shareholder base that can be instrumental in developing our business plan.  We have been collaborating our plans and intend to work jointly to market and our products synergistically.

We are still perusing the acquisition and merger strategy started last year and are in negotiations and collaboration with several companies.  The slowdown of the economy has caused a slowdown of most activities in that arena.

The next phase of our business plan will be to continue to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and/or businesses.  We also intend to continue to strengthen our balance sheet by paying off debt.

We are continuing to plan to hold an annual meeting in 2009 even though we were not able in 2008.  We will issue information statements and mail out proxy statements as necessary at the appropriate time.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months’ ended March 31, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended March 31,
	2009	2008
Revenues, net	111,362	290,431
Cost of sales	41,344	107,230
Gross profit (loss)	70,018	183,201
Total operating expenses	532,235	228,489
Loss from operations	(462,217)	(45,288)
Total other income (expense)	(19,705)	(20,654)
Net income (loss)	(65,942)	(65,942)
Net income (loss) per share	$ (0.02)	$ (0.00)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the first quarter of  2009 compared to the first quarter of 2008.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled, we do no know which at this time.  We have inquiries for quotes from Turkey, Lebanon and Georgia.  Management anticipates that increases in revenues will resume as these sales and marketing channels are developed.  We continue to establish local sales and service offices in geographic areas where we have already completed sales.

Our backlog at March 31, 2009, was $300,000.  We received cancelations for orders and indications that these orders would be re-established when the political climate stabilizes. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The increase of margins from year to year was primarily the result of decreased costs and due to engineering changes and an increase of volume of units shipped. Management anticipates that the relative margins of each product line will increase even more with an increase of number of units shipped.  The quantities per average sale have been increasing steadily.   For 2008, the total operating expenses and cost of goods has decreased significantly due to less product being sold and our attention being focused on future fiber (FIOS) data installation work.

LIQUIDITY AND CAPITAL RESOURCES

Annually our revenues from product sales have been increasing but are not sufficiently to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the quarter ended March 31, 2009, we received cash from revenues of $111,362, $0 from issuance of equity, and $60,890 from stockholder advances.  We will also continue to rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable.   Management anticipates that we will continue to issue shares for services in the short term.

Management believes we will need to take the necessary steps to increase our authorized common stock during 2009.   The Company intends to hold a meeting of shareholders as soon as practicable to consider, among, other things, an increase in the authorized common stock of the Company.

Management intends to finance our 2009 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2009 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leased office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, which expired October 2008.  Base rent is $3,300 per month.  We have leasing on a month to month basis.

Our total current liabilities increased to $1694,445 at March 31, 2009, compared to $1,591,021 at March 31, 2008.  Our current total liabilities at March 31, 2009 included accounts payable of $373,810, accrued expenses of $56,199, accrued interest of 144,672, accrued royalties of 243,750, loans from shareholders of $205,528 and notes payable of $670,486.

Our notes payable consist of the following:

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The C ompany has taking steps to negotiate these defaults.  In November of 2008 the holders agreed to accept shares of common stock as payment.  The holders of these notes have received $100,008 in cash payments from the sale of stock received.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors described in our Form 10-K for the year ended December 31, 2008 which are incorporated by reference and the several risks identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the additional risks and other information contained in or incorporated by reference to this Annual Report on Form 10-K for the year ended December 31, 2008, including our financial statements and the related notes. We include in this report only a few of the substantial risks reported in our Form 10-K for the year ended December 31, 2008.  You are strongly urged to review our Form 10-K.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $173,539 for 2008 and had a net loss of $462,217 for at the end of March 31, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $462,217 for the fiscal year quarter ending in March 31, 2009 and net cash used in operations of $182,726 for the fiscal quarter ending March 31, 2009.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2009, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the quarter ending March 31, 2009 was $462,217 and our net loss for the quarter ending March 31, 2008 was $45,288.  Our retained deficit was $21,246,344 at March 31, 2009.  We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at March 31, 2009. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that expressed substantial doubt regarding our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of March 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued an aggregate of 13,536,000 shares of our unregistered common stock at purchase prices ranging from $0.0313 to $0.0625 per share during the reporting period, as follows:

On January 26, 2009, we issued a total of 2,900,000 shares of our common stock to Kelli Myers (550,000 shares), A.S. Austin Company, Inc. (750,000 shares), Marlin Molinaro (800,000 shares), and Redstone Communication (800,000 shares), all as payment against convertible debt at $0.0345 per share.

On February 2, 2009, we issued a total of 1,185,500 shares of our common stock to Ralph Sita (250,000 shares as payment against debt for accounting services), John Sarman (120,000 shares as payment against debt for professional services), Charlotte DeLoof (48,000 shares as payment against debt for salary), Alexander N. Than (47,500 shares as payment against debt for salary), Michael Woodford (150,000 shares as payment against debt for legal services), Orion Financial Group, LLC (360,000 shares as payment against debt for investor relations services), all at $0.0625 per share, and to Judith Downes (210,000 restricted shares in exchange for salary) at $0.313 per share.

On February 13, 2009, we issued a total of 7,000,500 shares of our common stock to Redstone Communication (750,000 restricted shares), Marlin Molinero (675,000 restricted shares), and Josh Norton (75,000 restricted shares), all as payment at $0.0313 per share for investor relations services; James Alford (250,000 restricted shares as payment for the acquisition of a truck), Gary Berg (200,000 restricted shares for professional services), Gunther Than (5,000,000 restricted shares for salary), all as payment at $0.0313 per share; and to William Jordan (50,500 shares for payment of a shareholder loan at $0.0625 per share).

On March 11, 2009, we issued 950,000 shares of common stock to Orion Financial Group, LLC as payment at $0.0625 per share against debt for investor relations services.

On March 19, 2009, we issued 500,000 shares of common stock to Ralph Sita as payment at $0.0625 per share against debt for accounting services.

On March 23, 2009, we issued 1,000,000 shares of common stock to Russell Weigel as payment at $0.0625 per share against debt for legal services.

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

4.2*

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005

10.1**

View Systems, Inc. 1999 Stock Option Plan

10.2***

Employment agreement between View Systems, Inc. and Gunther Than, dated January 1, 2003

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006.

**

Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000.

***

Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 1 5 , 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)