Form 10-K/A
period 2008-12-31
VIEW SYSTEMS INC
filed 2009-06-29
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

Amendment No. 1

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

Purpose of This Amendment

We are amending our Form 10-K for the year ended December 31, 2008 to (i) correct our disclosure about Mr. Than’s compensation as an officer, which we had erroneously stated in one place on the Form 10-K that no officers were compensated, (ii) adjust our presentation of 2007 unregistered common stock sales to account for the effects of a reverse stock split in 2008, (iii) amplify our MD&A disclosure of a proposed acquisition of Wytan Corp. in our MD&A; and  (iv) amplify our disclosure of Liquidity and Capital Resources to make clear that we had a change in capital resources from our traditional sources.  We also made clear that two directors who were appointed during 2008 resigned in October 2008.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this report we are not a party to any material legal proceedings.  During the year, we became a party and then resolved two material matters:

1.  View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations

On February 5, 2008, we filed suit in the Florida 4 th Judicial Circuit in and for Duval County, Florida in a case styled View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations, Case No. 2008-CA-001565-XXXX-MA, seeking an order compelling Florida to change the date of filing of our Articles of Merger, which we filed in 2003.  On May 5, 2008, the Circuit Court in the Florida 4 th Judicial Circuit in and for Duval County, Florida in a case styled View Systems, Inc. vs. State of Florida, Dept. of State, Div. of Corporations, Case No. 2008-CA-001565-XXXX-MA, entered summary judgment for declaratory relief in favor of the Company.  The judgment is final.

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

During 2007, we issued our common stock in unregistered, exempt transactions as follows (presented on a post-reverse split basis):

•

James and Patricia Hartman and Mary McGinn purchased 63 shares and 13 shares, respectively, at $6.64 per share on June 30, 2007.

•

Anna and James Wolfe, Jay I. Levinson, and Isabel M. Bernfeld purchased 13,393 shares, 1,786 shares, and 714,286, respectively, at $5.60 per share on September 30, 2007.

All of such shares are designated at in post-reverse prices and quantities and were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

We issued in 2007 an aggregate of 99,450 shares of our unregistered common stock at purchase prices ranging from $3.20 to $11.20 per share to accredited investors who purchased during 2006, as follows(presented on a post-split basis):

•

On February 20, 2006 we issued 2,000 shares to Thomas Pierson for consulting services at $8.00 per share. We issued to Carolyn Harrison 750 shares and 1,500 shares, at $11.20 and $4.00 per share, respectively, of our common stock on April 28, 2006 and October 17, 2006 for consulting services. On June 16, 2006 we issued 2,500 shares each to Mark Mintz and Asghar Ali & Sons, Ltd. for consulting services at $8.00 per share.

•

Employees David Johansen, Ruediger Klose, John Sarman, Matthew Tyson, Matthew Mahin, Charles Nelson and Faye Williams received stock as compensation at $9.60 per share on May 3, 10, or 12, 2006, in the following amounts: 1,500 shares, 2,250 shares, 750 shares, 750 shares, 750 shares, 1,313 shares, and 375 shares, respectively.

•

Mike Luke, on February 20, 2006, bought 1,250 shares at $8.00 per share.

•

John Voss, on May 10, 2006, bought 750 shares at $8.00 per share.

•

Will Stamp and Duane Anderson, on October 17, 2006, bought 6,250 and 750 shares, respectively, at $4.00 per share.

•

The following individuals bought stock at $4.00 per share:

10/17/2006	Will Stamp	6,250
10/17/2006	Duane Anderson	750
10/17/2006	Carolyn Harrison	1,500
11/2/2006	Michael Burke	6,250
11/3/2006	Michael Burke	1,500
10/31/2006	Abraham Sperling	3,750
11/3/2006	SIGMA	5,200
11/1/2006	LiMinLee	1,250
11/13/2006	Wayne Harrison	3,750
11/30/2006	Joshua Shein	1,875
12/4/2006	Harvey Fenster	1,250
12/5/2006	Mark Krauss	2,500
12/6/2006	Ruth Shein	2,500
12/13/2016	Bruce Gladstone	2,500
12/15/2006	Marilyn Seeley	5,000
12/18/2006	David R. Seeley	1,250
12/19/2006	Karen & Bernard Bellow	7,500
12/19/2006	Gregory Adams	2,500
12/27/2006	John McNulty	1,250
12/27/2006	Stephan J. Berwick	375
12/27/2006	H. & M Fenster	1,250
12/27/2006	Daniel Seeley	1,250
12/27/2006	Primus Solutions	375
12/27/2006	W & S Melcher	1,250

•

The following individuals bought stock at $3.20 per share:

12/1/2006	Will Stamp	4,688
12/1/2006	Joel Stamp	62,50
12/5/2006	RL Wactler	625

•

Jay and Associates bought 4,125 shares at $8.59 per share.

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

On November 24, 2008 and December 26, 2008, we announced that a merger with Wytan Corp.  is underway.  Wytan manufactures security products, sells internationally, is profitable, and can benefit from our net tax asset of $8,301,528.  Wytan has since insisted that the Company pay for its audit, advance it additional cash, and commit to supporting. We believe that the acquisition of Wytan would be beneficial to the Company overall and anticipate that the acquisition will occur; however, the progress of the negotiations has been slower than anticipated because the Company will at a minimum need to raise the funds necessary to pay for the audit.  The timing of a capital raise is presently unknown but is a condition precedent to the parties’ execution of a material definitive agreement.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2008 we received cash from revenues of $1,148,314, proceeds of $20,000 from sales of our common stock, and loans from shareholders of $93,496.  Management anticipates that we will continue to issue shares for services in the short term.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

C O N T E N T S

Accountants' Report

 27

Balance Sheets

 28

Statements of Operations

 29

Statements of Stockholders' Equity

 30

Statements of Cash Flows

 31

Notes to the Financial Statements

 33

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

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

Revenues, Net	$1,148,314	$1,256,534

Cost of Sales	391,216	574,971

Gross Profit (Loss)	757,098	681,563

Operating Expenses
General & Administrative	396,870	753,079
Professional Fees	159,387	201,068
Bad Debts	20,265	97,879
Salaries & Benefits	388,866	623,578

Total Operating Expenses	965,388	1,675,604

Net Operating Income (Loss)	(208,290)	(994,041)

Other Income(Expense)
Interest Expense	(163,249)	(81,045)

Total Other Income(Expense) from continuing operations	(371,539)	(81,045)

Extraordinary Item:
Expired debt and related accrued interest	198,000	-

Net Income (Loss)	$(173,539)	$(1,075,086)

Net Income (Loss) Per Share	$(0.04)	$(0.87)

Weighted Average Shares Outstanding	3,937,623	1,232,190

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2006	89,647	$896	1,233,040	$1,233	$19,830,890	$(19,515,797)

April - June 2007 - shares issued for cash	-	-	1,250	1	4,999	-

July - September 2007 - shares issued for cash	-	-	75	-	500	-

July - September 2007 - shares issued as payment
of notes payable	-	-	7,545	8	77,492	-

October - December 2007 - shares issued for cash	-	-	3,437	3	16,497	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,075,086)

Balance, December 31, 2007	89,647	896	1,245,347	1,245	19,930,378	(20,590,883)

April - June 2008 - shares issued in payment
of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	20,460,829	$(20,764,422)

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
Year ended December 31, 2008

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(371,539)	3,937,623	$(0.09)

Income from extraordinary item
which is the amount that is
available to common shareholders	198,000	3,937,623	0.05

Basic earnings per share	(173,539)	3,937,623	(0.04)

Year ended December 31, 2007

Income (loss) from continuing operations
which is the amount that is
available to common stockholders	$(1,075,086)	1,232,190	$(0.87)

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

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2008 and 2007, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  Subsequent to the issuance of this report the Company has closed on the largest individual sale in the Company’s history.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products wh greater sales potential.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

The components of the net deferred tax asset as of December 31, 2008 are as follows:
Effect of net operating loss carryforward	$8,301,528
Less evaluation allowance	(8,301,528)
Net deferred tax asset	$-

       The components of income tax expense (benefit) are as follows:

Year ended December 31	2008	2007

Net loss per financial statements which approximates
net loss per income tax returns	$(173,539)	$(1,075,086)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(65,945)	(408,533)
Less valuation allowance	65,945	408,533

Net income tax expense (benefit)	$-	$-

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

2008
Weighted
	Common	Average	Range of
	Stock	Exercise	Exercise
	Options	Price	Price

Outstanding at beginning of year	1,346	$130.41	$.80 - 165.60
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	1,346	$130.41	$.80 -165.60

2007
Weighted
	Common	Average	Range of
	Stock	Exercise	Exercise
	Options	Price	Price

Outstanding at beginning of year	1,346	$130.41	$.80 -165.60
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at end of year	1,346	$130.41	$.80 -165.60

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report .

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of December 31, 2008:

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2008:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$132,000	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary
Michael Woodford*	$0	As Director

William D. Smith*	$0	As Director

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

*   Resigned in October 2008

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)	Awards ($)	Payouts ($)
Gunther Than†
(Chief Executive Officer	2008	120,000		12,000			132,000
President and Director)	2007	120,000		24,000			144,000

Michael Bagnoli	2008	0					0
(Secretary and Director)	2007	0					0

Martin Maassen	2008	0					0
(Director)	2007	0					0

Michael Woodford*	2008	0					0
(Director)	2007	0					0

William D. Smith*	2008	0					0
(Director)	2007	0					0

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

*   Resigned in October 2008

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003.  The written agreement specifies that Mr. Than's employment is "at will", and we may terminate him with or without cause with a 30-day written notice, or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination.  Mr. Than is currently entitled to receive an annual salary of $120,000 and 50,000 shares of common stock for each month of service.  Mr. Than has agreed to maintain the confidentiality of our trade secrets and not to compete with the Company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.  Mr. Than’s salary is accrued and paid when cash is available.  He has accrued his entitlement to partial compensation in common stock.

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

ITEM 15.  EXHIBITS.

The following exhibits are filed as part of this Form 10-K/A:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2009.

View Systems, Inc.
By: /s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Each person whose signature appears below appoints Gunther Than as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	June 29, 2009
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	June 29, 2009
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	June 29, 2009
Martin J. Maassen