Form 10-Q
period 2009-06-30
VIEW SYSTEMS INC
filed 2009-08-19
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2009
Common Stock, $.001 par value per share	53,942,369

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

INDEX

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

View Systems Inc. and Subsidiaries

Unaudited Financial Statements

JUNE 30, 2009

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$1,614	$1,768
Accounts Receivable (Net of Allowance of $1,000)	85,112	88,731
Inventory	88,681	46,599
Total Current Assets	175,407	137,098

Property & Equipment (Net)	123,067	16,262

Other Assets
Licenses	944,624	997,104
Due from Affiliates	147,507	147,507
Investment	67,500	-
Deposits	7,528	7,528
Total Other Assets	1,167,159	1,152,139

Total Assets	$1,465,633	$1,305,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$415,542	$499,329
Accrued Expenses	16,005	28,650
Accrued Interest	161,375	126,155
Accrued Royalties	262,500	225,000
Loans from Shareholder	202,028	152,794
Notes Payable	591,285	559,093
Total Current Liabilities	1,648,735	1,591,021

Long-term Debt
Note payable	42,867	-
Total Liabilities	1,691,602	1,591,021

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 53,811,222	53,811	-
Issued and Outstanding 17,175,222	-	17,175
Additional Paid in Capital	21,378,318	20,460,829
Retained Earnings (Deficit)	(21,658,994)	(20,764,422)
Total Stockholders' Equity (Deficit)	(225,969)	(285,522)

Total Liabilities and Stockholders' Equity	$1,465,633	$1,305,499
.
The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues, Net	$63,690	$464,141	$175,052	$754,572

Cost of Sales	30,527	131,981	71,871	239,211

Gross Profit	33,163	332,160	103,181	515,361

Operating Expenses
Business Development	16,415	12,037	42,753	35,654
General & Administrative	239,286	84,739	340,875	187,238
Professional Fees	109,640	13,824	276,825	51,227
Salaries & Benefits	63,178	93,160	300,301	158,130

Total Operating Expenses	428,519	203,760	960,754	432,249

Net Operating Income (Loss)	(395,356)	128,400	(857,573)	83,112

Other Income(Expense)
Interest Expense	(17,294)	(20,264)	(36,999)	(40,918)

Total Other Income(Expense)	(17,294)	(20,264)	(36,999)	(40,918)

Net Income (Loss)	$(412,650)	$108,136	$(894,572)	$42,194

Net Income (Loss) Per Share	$(0.01)	$0.09	$(0.02)	$0.03

Weighted Average Shares Outstanding	46,261,222	1,247,162	46,638,222	1,244,744

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2007	89,647	$896	1,245,347	$1,245	$19,930,378	$(20,590,883)

April - June 2008 - shares issued in payment
of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	896	17,175,222	17,175	20,460,829	(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April - June 2009 - shares issued for services,
accounts payable and notes payable	-	-	18,100,000	18,100	327,500	-

April - June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	62,500	-

Net loss for the period ended June 30, 2009	-	-	-	-	-	(894,572)

Balance, June 30, 2009	89,647	$896	53,811,222	$53,811	$21,378,318	$(21,658,994)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(894,572)	$42,194
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation & Amortization	58,380	56,780
Common stock issued in payment of services	548,881	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	3,619	(164,330)
Inventories	(42,082)	65,516
Increase (Decrease) in:
Accounts Payable	46,943	(42,058)
Accrued Expenses	(12,645)	11,660
Accrued Interest	35,220	32,040
Accrued Royalties	37,500	-

Net Cash Provided (Used) by Operating Activities	(218,756)	1,802

Cash Flows from Investing Activities:
Purchases of equipment	(50,853)	-

Net Cash Used In Investing Activities	(50,853)	-

Cash Flows from Financing Activities:
Loans received under a line of credit	198,566	-
Loans from Shareholders	70,889	14,300

Net Cash Provided by Financing Activities	269,455	14,300

Increase (decrease) in Cash	(154)	16,102

Cash and Cash Equivalents at Beginning of Period	1,768	7,201

Cash and Cash Equivalents at End of Period	$1,614	$23,303

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	June 30,
	2009	2008

Non Cash Investing and Financing Activities:

Vehicle purchase financed with note payable	54,041	-
Notes payable paid down with common stock	181,000	-
Loans from shareholders repaid with common stock	16,656	-
Accounts payables paid with common stock	132,250	8,006
Vehicle purchased with common stock	7,813	-
Investment made with common stock	67,500	-

Cash Paid For:
Interest	$1,226	$8,480
Income Taxes	$-	$-

View Systems, Inc.

Notes to the Consolidated Financial Statements

June 30, 2009

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their amended Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Our current product lines are related to visual surveillance, intrusion detection and physical security.  We introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device that should be market ready in the fourth quarter of 2009. We expected that the production of the device for beta versions and testing purposes would be accomplished in the third quarter of this year but due to lack of financing we are putting a hold on further testing and development until the financial condition of the company improves.  We have removed the product from the web site and will look for potential partners and/or investment capital.

Our current principal products and services include:

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

•

ViewScan has incorporated Biometric analysis such as fingerprint verification and is capable of incorporating facial recognition as well.   Access control methods such as magnetic door locks can and have also been incorporated in several banks and credit unions.  Our new partner Visisys Plc (“Visisys”) is well versed in facial recognition technology and we hope that the added expertise will increase sales in the correctional market.

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

•

Fiber Optic Data Network Installation Service  - we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena.  Using a credit line provided by Lafayette Commercial Bank we have expended $200,000 plus to purchase tools to splice, test and install fiber optic transmission ducts.  Several opportunities have been presented to us and we have investigated the potential and probabilities of success.  During this work, opportunities for video surveillance and access control contract will present themselves and we hope to capitalize on those opportunities.

Since we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena, several opportunities have been presented to us and we have investigated the potential and probabilities of success.  We advertised the receipt of several multi-million dollar contracts with Verizon.  The contracts were presented by several individuals associated from HC Professional, LLC.  Verizon informed us that neither the individuals nor HC Professional were associated with it.  Meanwhile, a Verizon employee referred us to MasTec North America, Inc. (“Mastec”), one of Verizon’s prime contractors, and we retracted our announcement of the contracts received with Verizon.  We have since established qualifications and a relationship with the designated prime contractor, Mastec, and are an insured, bonded and an approved sub-contractor with Mastec.  Our subcontract is incorporated by reference as Exhibit 10.3.  Mastec has told us that we can work on four jobs initially and then will start on a fifth job.  We are diligently moving to assemble teams to begin work in the near future.  We expect that these subcontracting jobs will provide us with a substantial revenue stream for a significant number of years.  Our expectation is based on oral representations made by Mastec personnel to Gunther Than, indicating that Mastec is backlogged at least over one year in work, that it has not tapped the commercial potential of the fiber optics installation market, that the entire country is moving toward fiber networking, and it will take generations to accomplish what is necessary.

Consistent with our stated strategic ambitions for non-organic growth, we continue to seek potential acquisition candidates, the purchase of which would provide incremental synergistic benefits to the Company and provide an opportunity to benefit from our net tax assets of $8,301,528.  However, we have not entered into definitive acquisition or merger agreements with any of the candidates currently under review.

On our merger and acquisition front, we have signed a Memorandum of Understanding (MOU) with a private research and development company named Visisys Plc (“Visisys”) and separately with its CEO.  Visisys is a multinational, private holding company organized under the laws of the United Kingdom and Wales with offices in New York, London and Moscow.  The entity has two wholly owned subsidiaries: Visisys Systems Ltd. and Face Trend, Ltd.  Visisys and its subsidiaries enjoy an international reputation for developing and marketing intelligent video, monitoring and sensory systems. Visisys’ main focus is the integration of proprietary and/or estimable devices with design and applied science to provide customized applications in a number of diverse fields, such as, security, medical, retail, hospitality and financial/clerical management.

The MOU’s entered with Visisys and its CEO provide that Visisys and its CEO shall assist the Company in the final design, production, and marketing of the MINI.  As compensation, Visisys and its CEO shall each receive 5,000,000 shares of the Company’s common stock. Visisys shall receive an option to acquire 5,000,000 additional shares of common stock expiring in twenty-four months and exercisable at strike prices ranging between $0.03 and $0.05. The option shares have piggy-back registration rights.  The CEO will receive 5,000,000 shares of Company common stock pursuant to an earn-out agreement based upon certain performance requirements and an option to acquire 10,000,000 additional shares, with the option expiring in eighteen months and exercisable at strike prices ranging between $0.03 and $0.05.  The Company shall receive 5,000,000 shares of Visisys common stock and granted warrants to acquire additional shares in Visisys pari passu with options exercised by Visisys or its CEO.  The MOU’s are assignable but are binding on the present parties as to the respective agreed benefits contained therein.

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

We will hold an annual meeting as soon as practicable.  We will issue information statements and mail out proxy statements as necessary at the appropriate time.

Subsequent Event

On July 24, 2009 we entered into an asset purchase agreement to acquire FiberXpress, Inc., a company that sells data network related products via their web site.  This company dovetails into our newly formed fiber optic data network installation service and provides for an additional revenue stream in the growing fiber and data network market segment. The terms call for 1,000,000 shares of View Systems, Inc. common stock to be delivered to Mr. Paul Price, the sole owner of FiberXpress, Inc., in exchange for 100% of the issued and outstanding shares of FiberXpress, Inc.  The transaction has not closed as of the date of this interim report.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the six months’ ended June 30, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with our most recently amended Form 10-K for the year ended December 31, 2008.

SUMMARY COMPARISON OF OPERATING RESULTS
	Six months ended June 30,
	2009	2008
Revenues, net	63,690	464,141
Cost of sales	30,527	131,981
Gross profit (loss)	33,163	332,160
Total operating expenses	428,519	203,760
Profit (Loss) from operations	(395,356)	128,400
Total other income (expense)	(17,294)	(20,264)
Net income (loss)	(412,650)	108,136
Net income (loss) per share	$ (0.01)	$ .09

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in continuing decreased revenues for the second quarter of 2009 compared to the second quarter of 2008.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

Our backlog at June 30, 2009 was $160,000 down from March 31, 2009, which was $300,000.  We received cancelations for orders and indications that these orders would be re-established when the economic climate improves. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The decrease of margins from quarter to quarter was primarily the result of increased costs and due to a decrease in volume of units shipped. Management realizes that the relative margins of each product line will increase with higher volume and decrease with lower volume.  For 2009, our attention been focused on future fiber (FIOS) data installation work.

LIQUIDITY AND CAPITAL RESOURCES

Annually our revenues from product sales have been decreasing and are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2009, we received cash from revenues of $ 175,052, $198,586 from borrowings under a line of credit, $0 from issuance of equity, and $70,889 from stockholder advances. For the six months ended June 30, 2008, we received cash from revenues of $764,572, $0 from issuance of equity and $14,600 from stockholder advances. We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the six months ended June 30, 2009, was $849,572, as compared with a net income of $42,194 for the six months ended June 30, 2008. Our net loss was offset by adjustments which resulted in $218,756 net cash used by operating activities for the six months ended June 30, 2009, as compared with $1,802 net cash provided by operating activities for the six months ended June 30, 2008. Our net cash used in activities for the six months ended June 30, 2009 was $50, 853, which was derived exclusively from purchases of equipment, as compared with $0 net cash used in investing activities for the six months ended June 30, 2008. For the six months ended June 30, 2009, we had $269,455 net cash provided by financing activities, as compared with $14,300 net cash provided by financing activities for the six months ended June 30, 2008. For the six months ended June 30, 2009, we had a net decrease in cash of $154, resulting in $1,614 cash on hand, as compared with a net increase in cash of $16,102, resulting in $23, 303 cash on hand for the six months ended June 30, 2008.

Management believes we will need to take the necessary steps to increase our authorized common stock during 2009.   The Company intends to hold a meeting of shareholders as soon as practicable to consider, among, other things, an increase in the authorized common stock of the Company.

Management intends to finance our 2009 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to decrease.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2009 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

We are actively pursuing alternative strategies to merge with suitable entities that are interested in our products, customer base and market penetration and can provide operating capital while utilizing our tax credits.

Commitments and Contingent Liabilities

The Company leased office and warehouse space in Baltimore, MD under a three-year non-cancelable operating lease, which expired October 2008.  Base rent is $3,300 per month.  We are leasing this property on a month to month basis.

Our total current liabilities decreased to $1,648,735 at June 30, 2009, compared to $1,694,445 at March 31, 2009.  Our current total liabilities at June 30, 2009 included accounts payable of $468,035, accrued expenses of $1, accrued interest of 144,672, accrued royalties of 243,750, loans from shareholders of $205,528 and notes payable of $670,486.

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

Unsecured convertible loans from two stockholders in the principal amount of $216,000.   $100,000 of the loans was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment of $137,150.68 in cash and has chosen not to convert to equity.  The holder of the second note of $116,000 has been receiving interest payments irregularly.  The amount currently outstanding is $136,880.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the information contained in or incorporated by reference to our most recently amended Form 10-K for the year ended December 31, 2008, including our financial statements and the related notes.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $173,539 for 2008 and had a net loss of $849,572 for the six months ended June 30, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $849,572 for the six months ended June 30, 2009 and net cash used in operations of $218,756 for the six months ended June 30, 2009. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2009, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the quarter ending June 30, 2009 was $412,650 and our net income for the quarter ending June 30, 2008 was $108,316. Our retained deficit was $21,658,994 at June 30, 2009. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2009. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 48.9% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 9.3% of the total voting power of our common stock and 100% of the voting power of our preferred stock as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 3. QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of June 30, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued an aggregate of 23,100,000  shares of our unregistered common stock at purchase prices ranging from $.0135 to $.0270 per share during the reporting period, as follows:

•

On April 29, 2009, we issued 500,000 shares to William Gaskill at $0.03 per share in exchange for conversion of accounts payable and 500,000 shares to Rosenberg & Fayne at $0.0135 per share in exchange for legal services.

•

On May 12, 2009 we issued 1,500,000 shares to Michael Prately at $0.027 per share in exchange for consulting services.

•

On May 15, 2009 we issued 250,000 shares to Barbara Morelli, 2,000,000 shares to James Russell Wheeler, and 750,000 shares to Starr Consulting, Inc. at $0.027 per share in exchange for conversion of notes payable.

•

On May 29, 2009 we issued at $0.0135 per share a total of 5,000,000 shares to 12 shareholders of Visisys, Plc in connection with the execution of a Memorandum of Understanding.

•

On June 1, 2009 we issued 10,000,000 shares at $0.0135 per share to director Michael Bagnoli as compensation for a line of credit he guaranteed on behalf of the Company.

•

On June 5, 2009 we issued 100,000 shares to William Bryan Bogan at $0.0135 per share in exchange for consulting services.

•

On June 16, 2009 we issued at $0.027 per share 2,000,000 shares to Michael Prately in exchange for consulting services and 500,000 shares to Marlene Maassen (spouse of director Martin Maassen) as payment for a loan.

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

View Systems, Inc. 1999 Stock Option Plan

10.2***

Employment agreement between View Systems, Inc. and Gunther Than, dated January 1, 2003

10.3**** Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc.

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

**

Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000.

***

Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004.

****

Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 19, 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)