Form 10-Q/A
period 2009-03-31
VIEW SYSTEMS INC
filed 2009-08-21
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Yes [  ]     No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $.001 par value per share	53,942,369

Purpose of This Amendment

We are amending our Form 10-Q for the period ended March 31, 2009 to (i) correct our disclosure of the number of shares outstanding on our Form 10-Q’s cover page to reflect the number of shares outstanding as of the most recent practicable date, (ii) amplified Item 2’s description of business activities with other companies, (iii) update the Liquidity and Capital Resources section of Item 2 to use the statement of cash flows in analyzing the Company’s liquidity, specifically dealing with cash flows from investing and financing activities as well as from operations, (iv) include additional risk factors, (v) attach exhibits, and (vi) update the Signature Page to reflect the accurate date this amended Form 10-Q is filed.

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

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

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Non Cash Investing and Financing Activities:

Vehicle purchase financed with note payable	54,041	-
Notes payable paid down with common stock	100,000	-
Loans from shareholder repaid with common stock	3,156	-
Accounts payable paid with common stock	118,750	-
Vehicle purchased with common stock	7,813	-

Cash Paid For:
Interest	$635	$8,480
Income Taxes	$-	$-

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

▪

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

▪

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

▪

Biometric analysis such as fingerprint verification has been incorporated into the ViewScan and facial recognition can be incorporated into ViewScan.  Access control methods such as magnetic door locks can and have also been incorporated in several banks and credit unions.

▪

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the ViewScan portal.

▪

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system. The cameras are viewable remotely via internet access.

▪

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

▪

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

Since we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena, several opportunities have been presented to us and we have investigated the potential and probabilities of success.  We advertised the receipt of several multi-million dollar contracts with Verizon.  The contracts were presented by several individuals associated from HC Professional, LLC.  Verizon informed us that neither the individuals nor HC Professional were associated with it.  Meanwhile, a Verizon employee referred us to MasTec North America, Inc. (“Mastec”), one of Verizon’s prime contractors, and we retracted our announcement of the contracts received with Verizon.  We have since established qualifications and a relationship with the designated prime contractor, Mastec, and are an insured, bonded and an approved sub-contractor with Mastec.  Our subcontract is attached as Exhibit 10.3.  Mastec has told us that we can work on four jobs initially and then will start on a fifth job.  We are diligently moving to assemble teams to begin work in the near future.  We expect that these subcontracting jobs will provide us with a substantial revenue stream for a significant number of years.  Our expectation is based on oral representations made by Mastec personnel to Gunther Than, indicating that Mastec is backlogged at least over one year in work, that it has not tapped the commercial potential of the fiber optics installation market, that the entire country is moving toward fiber networking, and it will take generations to accomplish what is necessary.

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

We are still pursuing the acquisition and merger strategy started last year and are in negotiations and collaboration with several companies.  The slowdown of the economy has caused a slowdown of most activities in that arena.

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

In the first quarter of 2009 the prevailing trend of decreasing cost of goods sold reversed dramatically due to a decline in the security-related products ordered by government agencies.  We believe that this trend is temporary and that our products will resume their popularity when government budgets have been reinstated.

Going forward our efforts and our attention are focused on future fiber (FIOS) data installation work and other opportunities in the video surveillance market.

LIQUIDITY AND CAPITAL RESOURCES

Annually our revenues from product sales have been increasing but are not sufficient to cover our operating expenses. We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  For the quarter ended March 31, 2009, we received cash from revenues of $111,362, $0 from issuance of equity, and $60,890 from stockholder advances.  For the quarter ended March 31, 2008, we received cash from revenues of $290,431, $196,765 of borrowings under a line of credit arrangement, $0 from issuance of equity and $11,600 from stockholder advances.  We will also continue to rely on the issuance of our common stock to pay for services and to convert debt when cash is unavailable.  Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the three months ended March 31, 2009, was $481,922, as compared with a net loss of $65,942 for the three months ended March 31, 2008.  Our net loss was offset by adjustments which resulted in $182,726 net cash used by operating activities for the three months ended March 31, 2009, as compared with $3,167 net cash provided by operating activities for the three months ended March 31, 2008.  Our net cash used in investing activities for the three months ended March 31, 2009 was $57,599, which was derived exclusively from purchases of equipment, as compared with $0 net cash used in investing activities for the three months ended March 31, 2008.  For the three months ended March 31, 2009, we had $256,108 net cash provided by financing activities, as compared with $11,600 net cash provided by financing activities for the three months ended March 31, 2008.  For the three months ended March 31, 2009, we had a net increase in cash of $15,783, resulting in $17,551 cash on hand, as compared with a net increase in cash of $14,767, resulting in $21,968 cash on hand for the three months ended March 31, 2008.

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

Our total current liabilities increased to $1,694,445 at March 31, 2009, compared to $1,591,021 at March 31, 2008.  Our current total liabilities at March 31, 2009 included accounts payable of $373,810, accrued expenses of $56,199, accrued interest of 144,672, accrued royalties of 243,750, loans from shareholders of $205,528 and notes payable of $670,486.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $173,539 for 2008 and had a net loss of $462,217 at the end of March 31, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

On February 2, 2009, we issued a total of 250,000 shares of our common stock to Ralph Sita (as payment against debt for accounting services), John Sarman (120,000 shares as payment against debt for professional services), Charlotte DeLoof (48,000 shares as payment against debt for salary), Alexander N. Than (47,500 shares as payment against debt for salary), Michael Woodford (150,000 shares as payment against debt for legal services), Orion Financial Group, LLC (360,000 shares as payment against debt for investor relations services), all at $0.0625 per share, and to Judith Downes (210,000 restricted shares in exchange for salary) at $0.313 per share.

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

All of such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

10.3

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