Form 10-Q/A
period 2009-03-31
VIEW SYSTEMS INC
filed 2009-10-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 2

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

Yes [  ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2009
Common Stock, $.001 par value per share	59,442,369

Purpose of This Amendment

We are amending our Form 10-Q for the period ended March 31, 2009 to (i) correct our disclosure of the number of shares outstanding on our Form 10-Q’s cover page to reflect the number of shares outstanding as of the most recent practicable date, (ii) amplify Item 2’s description of material transaction dates, (iii) attach exhibits, and (iv) update the Signature Page to reflect the accurate date this amended Form 10-Q is filed.

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

Our current principal products and services include:

▪

·The MINI (Mobile Intelligent Network Informer) The MINI is a wireless watchdog communication device that checks for intrusion into uninhabited areas like foreclosed houses, storage spaces and vacation homes. It’s a portable device that senses motion and sends text messages to a user’s cell phone. Property and remote assets may be guarded by this innovative device that requires no plug-in electricity, no physical phone line and no monitoring service.  We have a full explanation and specifications on our web site.

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

▪

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system. e cameras are viewable remotely via internet access.

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

Since we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena, several opportunities have been presented to us and we have investigated the potential and probabilities of success.  We advertised the receipt of several multi-million dollar contracts with Verizon.  The contracts were presented by several individuals associated from HC Professional, LLC.  Verizon informed us that neither the individuals nor HC Professional were associated with it.  Meanwhile, a Verizon employee referred us to MasTec North America, Inc. (“Mastec”), one of Verizon’s prime contractors, and we retracted our announcement of the contracts received with Verizon.  We have since established qualifications and a relationship with the designated prime contractor, Mastec, and are an insured, bonded and an approved sub-contractor with Mastec.  Our subcontract, executed on March 9, 2009, is attached as Exhibit 10.3.  Mastec has told us that we can work on four jobs initially and then will start on a fifth job.  We are diligently moving to assemble teams to begin work in the near future.  We expect that these subcontracting jobs will provide us with a substantial revenue stream for a significant number of years.  Our expectation is based on oral representations made by Mastec personnel to Gunther Than, indicating that Mastec is backlogged at least over one year in work, that it has not tapped the commercial potential of the fiber optics installation market, that the entire country is moving toward fiber networking, and it will take generations to accomplish what is necessary.

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

On our merger and acquisition front, on April 30, 2009 we signed a Memorandum of Understanding (MOU) with a private research and development company named Visisys Plc (“Visisys”) and separately with its CEO. Copies of the MOU’s are attached as Exhibits 10.4 and 10.5.  Visisys is a multinational, private holding company organized under the laws of the United Kingdom and Wales with offices in New York, London and Moscow.  The entity has two wholly owned subsidiaries: Visisys Systems Ltd. and Face Trend, Ltd.  Visisys and its subsidiaries enjoy an international reputation for developing and marketing intelligent video, monitoring and sensory systems. Visisys’ main focus is the integration of proprietary and/or estimable devices with design and applied science to provide customized applications in a number of diverse fields, such as, security, medical, retail, hospitality and financial/clerical management.

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

On January 21, 2009 we announced our investment in Technology Corps, Inc. (“T-Corps”), a veteran-owned service company.  We were founding shareholders.  In exchange for a 30% stake in T-Corps, the Company was to loan T-Corps funds provided that T-Corps first obtained a contract to provide services to a customer.  We have subsequently deemed this investment to be valueless and have not included it in our financial statements because T-Corps never succeeded in obtaining any business, and, in July 2009, its president resigned.  We believe that T-Corps is presently inactive.

On November 24, 2008 and December 26, 2008, we announced that a merger with Wytan Corp.  is underway.  Wytan manufactures security products, sells internationally, is profitable, and can benefit from our net tax asset of $8,301,528.  Wytan has since insisted that the Company pay for its audit, advance it additional cash, and commit to supporting. We believe that the acquisition of Wytan would be beneficial to the Company overall and anticipate that the acquisition will occur; however, the progress of the negotiations has been slower than anticipated because the Company will at a minimum need to raise the funds necessary to pay for the audit.  The timing of a capital raise is presently unknown but is a condition precedent to the parties’ execution of a material definitive agreement.  To date, Wytan has not obtained an audit, and we have not raised funds to facilitate the merger.  Wytan and the Company continue to do business together and the merger in our opinion is stayed indefinitely, but neither party has expressed a desire to terminate the idea of the proposed merger.

The next phase of our business plan will be to continue to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and/or businesses.  We also intend to continue to strengthen our balance sheet by paying off debt.

We have suspended plans to hold an annual shareholder’s meeting during 2009 due to cash flow limitations resulting from an overall decline in revenues.

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

▪

Whether other assets or group of assets are related to the useful life of the licenses,

▪

Whether any legal, regulatory or contractual provisions will limit the use of the assets,

▪

We evaluate the cost of maintaining the license,

▪

We consider the possible effects of obsolescence, and

▪

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

▪

Investors may have difficulty buying and selling our shares or obtaining market quotations;

▪

Market visibility for our common stock may be limited; and

▪

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

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

▪

variations in our quarterly operating results;

▪

loss of a key relationship or failure to complete significant transactions;

▪

additions or departures of key personnel; and

▪

fluctuations in stock market price and volume.

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

10.3 ****

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc.

10.4

Memorandum of Understanding with Visisys PLC dated April 30, 2009

10.5

Memorandum of Understanding with Boris Goldstein dated April 30, 2009

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

**

Incorporated by reference to exhibit 10.16 to Form SB-2 filed January 11, 2000.

***

Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004.

****

Incorporated by reference from Form 10-Q for the period ended March 31, 2009, Amendment No. 1, filed August 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: October 15, 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)