Form 10-Q
period 2009-09-30
VIEW SYSTEMS INC
filed 2009-11-17
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, $.001 par value per share	59,442,369

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4
	Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2009 and for the three months and nine months ended September 30, 2008	5
	Consolidated Statements of Stockholders’ Equity (deficit)	6
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and September 30, 2008	7
	Notes to the Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other information	20
Item 6.	Exhibits	21

SIGNATURES		22

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

View Systems Inc. and Subsidiaries

Unaudited Financial Statements

SEPTEMBER 30, 2009

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$3,131	$1,768
Accounts Receivable (Net of Allowance of $1,000)	95,304	88,731
Inventory	88,681	46,599
Total Current Assets	187,116	137,098

Property & Equipment (Net)	106,668	16,262

Other Assets
Licenses	918,384	997,104
Due from Affiliates	147,507	147,507
Investment	67,500	-
Deposits	7,528	7,528
Total Other Assets	1,140,919	1,152,139

Total Assets	$1,434,703	$1,305,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$433,469	$499,329
Accrued Expenses	44,796	28,650
Accrued Interest	175,401	126,155
Accrued Royalties	281,250	225,000
Loans from Shareholder	154,528	152,794
Notes Payable	591,285	559,093
Total Current Liabilities	1,680,729	1,591,021

Long-term Debt
Note payable	42,867	-
Total Liabilities	1,723,596	1,591,021

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 59,442,369	59,442	-
Issued and Outstanding 17,175,222	-	17,175
Additional Paid in Capital	21,450,320	20,460,829
Retained Earnings (Deficit)	(21,799,551)	(20,764,422)
Total Stockholders' Equity (Deficit)	(288,893)	(285,522)

Total Liabilities and Stockholders' Equity	$1,434,703	$1,305,499
.
The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues, Net	$81,384	$199,204	$256,436	$953,776

Cost of Sales	36,074	61,146	107,945	300,357

Gross Profit	45,310	138,058	148,491	653,419

Operating Expenses
Business Development	6,515	8,673	49,268	44,327
General & Administrative	81,768	108,948	422,643	296,186
Professional Fees	30,400	42,676	307,225	93,903
Salaries & Benefits	50,525	92,414	350,826	250,544

Total Operating Expenses	169,208	252,711	1,129,962	684,960

Net Operating Income (Loss)	(123,898)	(114,653)	(981,471)	(31,541)

Other Income(Expense)
Interest Expense	(16,659)	(20,260)	(53,658)	(61,178)

Total Other Income(Expense)	(16,659)	(20,260)	(53,658)	(61,178)

Net Income (Loss)	$(140,557)	$(134,913)	$(1,035,129)	$(92,719)

Net Income (Loss) Per Share	$(0.00)	$(0.11)	$(0.03)	$(0.07)

Weighted Average Shares Outstanding	56,626,796	1,247,162	34,430,457	1,247,162

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2007	89,647	$896	1,245,347	$1,245	$19,930,378	$(20,590,883)

April- June 2008 - shares issued in payment
of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	896	17,175,222	17,175	20,460,829	(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April –June 2009 - shares issued for services,
accounts payable and notes payable	-	-	18,100,000	18,100	327,500	-

April -June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	62,500	-

July - September 2009 - shares issued for services,
Interest expense and notes payable	-	-	5,631,147	5,631	72,002	-

Net loss for the period ended September 30, 2009	-	-	-	-	-	(1,035,129)

Balance, September 30, 2009	89,647	$896	59,442,369	$59,442	$21,450,320	$(21,799,551)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,035,129)	$(92,719)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation & Amortization	88,820	85,170
Common stock issued in payment of services	573,881	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(6,573)	6,105
Inventories	(42,082)	63,653
Increase (Decrease) in:
Accounts Payable	66,415	(50,497)
Accrued Expenses	16,146	2,440
Accrued Interest	51,879	52,300
Accrued Royalties	56,250	-

Net Cash Provided (Used) by Operating Activities	(230,393)	66,452

Cash Flows from Investing Activities:
Purchases of equipment	(38,652)	-

Net Cash Used In Investing Activities	(38,652)	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	252,018	(366,000)
Proceeds from Loans from Shareholders	18,390	298,299

Net Cash Provided by Financing Activities	270,408	(67,701)

Increase (decrease) in Cash	1,363	(1,249)

Cash and Cash Equivalents at Beginning of Period	1,768	7,201

Cash and Cash Equivalents at End of Period	$3,131	$5,952

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2009	2008

Non Cash Investing and Financing Activities:

Vehicle purchase financed with note payable	54,041	-
Notes payable paid down with common stock	231,000	-
Loans from shareholders repaid with common stock	16,656	-
Accounts payables paid with common stock	132,250	8,006
Vehicle purchased with common stock	7,813	-
Investment made with common stock	67,500	-
Accrued interest paid with common stock	2,633

Cash Paid For:
Interest	$1,226	$8,480
Income Taxes	$-	$-

View Systems, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their amended Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PROBABLE RE-AUDIT OF 2008 FINANCIAL STATEMENTS

We have informed the Securities and Exchange Commission that we will undertake to re-audit our financial statements for the year ended December 31, 2008 as a result of its concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.  As of the date of this report, we have not engaged a new principal accountant to conduct a re-audit, but we will do so as soon as our cash flow situation permits us.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

•

Multi-mission Mobile Video (MMV) – a lightweight mobile camera and recording system housed in a tough, waterproof enclosure designed to be worn on tactical body wear.  The camera systems sends real-time images back to a video monitor at a command post located outside the exclusion zone or contaminated area. The MMV is able to transmit high quality video in the most difficult environments.  A multitude of these systems have been deployed   and are currently being field-tested.  We offer a variety of transmission options including encryption, diversity receivers and on-body recording incase of transmission failure.  SWAT, fire fighters and first responders are the focus of the MMV.

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

Consistent with our stated strategic ambitions for non-organic growth, we continue to seek potential acquisition candidates, the purchase of which would provide incremental synergistic benefits to the Company and provide an opportunity to benefit from our net tax assets of $8,715,580.  However, we have not entered into definitive acquisition or merger agreements with any of the candidates currently under review.

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

On July 24, 2009 we entered into an asset purchase agreement to acquire FiberXpress, Inc., a company that sells data network related products via their web site.  This company dovetails into our newly formed fiber optic data network installation service and provides for an additional revenue stream in the growing fiber and data network market segment. The terms call for 1,000,000 shares of View Systems, Inc. common stock to be delivered to Mr. Paul Price, the sole owner of FiberXpress, Inc., in exchange for 100% of the issued and outstanding shares of FiberXpress, Inc.  The transaction closed on September 15, 2009.

On August 13, 2009 we announced the formation of a strategic technology partnership with Super Nova Resources designed to facilitate sales of Visisys Holdings, Plc.’s VisoVue personal identity recognition system.  The Company has no estimate of the impact that such a partnership may have on its revenues at this time.  The project is on hold until we obtain funding for this project.

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

Subsequent Event

On October 9, 2009 the Company received a purchase order to install networked video surveillance systems at all of Maryland’s 18 vehicle emissions inspection locations. The gross revenue anticipated from the contract is $200,208.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the nine months’ ended September 30, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with our most recently amended Form 10-K for the year ended December 31, 2008.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine months ended September 30,
	2009	2008
Revenues, net	256,436	953,776
Cost of sales	107,945	300,357
Gross profit (loss)	148,491	653,419
Total operating expenses	1,129,962	684,960
Profit (Loss) from operations	(981,471)	(31,541)
Total other income (expense)	(53,658)	(61,178)
Net income (loss)	(1,035,129)	(92,719)
Net income (loss) per share	$ (0.03)	$ (0.07)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in continuing decreased revenues for the third quarter of 2009 compared to the third quarter of 2008.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

Our backlog at September 30, 2009 was $463,000 up from June 30, 2009, which was $160,000.  We received cancelations for orders and indications that these orders would be re-established when the economic climate improves. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.

The decrease of margins from quarter to quarter was primarily the result of increased costs and due to a decrease in volume of units shipped. Management realizes that the relative margins of each product line will increase with higher volume and decrease with lower volume.  For 2009, our attention been focused on future fiber (FIOS) data installation work.

LIQUIDITY AND CAPITAL RESOURCES

Annually our revenues from product sales have been decreasing and are not sufficient to cover our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs. Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2009, we received cash from revenues of $256,436, $252,018 from borrowings under a line of credit, $0 from issuance of equity, and $18,390 from stockholder loans. For the nine months ended September 30, 2008, we received cash from revenues of $953,776, $0 from issuance of equity and $298,299 from stockholder loans. We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the nine months ended September 30, 2009, was $1,035,129, as compared with a net loss of $92,719 for the nine months ended September 30, 2008. Our net loss was offset by adjustments which resulted in $230,393 net cash used in operating activities for the nine months ended September 30, 2009, as compared with $66,452 net cash used in operating activities for the nine months ended September 30, 2008. Our net cash used in investing activities for the nine months ended September 30, 2009 was $38,652, which was derived exclusively from purchases of equipment, as compared with $0 net cash used in investing activities for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we had $270,408 net cash provided by financing activities, as compared with $67,701 net cash provided by financing activities for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we had a net increase in cash of $1,363, resulting in $3,131 cash on hand, as compared with a net decrease in cash of $1,249, resulting in $5,952 cash on hand for the nine months ended September 30, 2008.

Management believes we will need to take the necessary steps to increase our authorized common stock during 2009 or early 2010.  Our ability to take this action will depend on our ability to pay for legal, accounting, and auditing services in conjunction with a notice to shareholders.  We have also informed the Securities and Exchange Commission that we will undertake to re-audit our financial statements for the year ended December 31, 2008 as a result of its concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.

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

Our total current liabilities increased to $1,680,729 at September 30, 2009, compared to $1,591,021 at September 30, 2008.  Our current total liabilities at September 30, 2009 included accounts payable of $433,469, accrued expenses of $44,796 accrued interest of $175,401, accrued royalties of 281,250, loans from shareholders of $154,528 and notes payable of $591,285.

Our notes payable consist of the following:

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sale and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The Company has taken steps to negotiate these defaults.  In November of 2008 the holders agreed to accept shares of common stock as payment.  The holders of these notes have received $181,00 in cash payments from the sale of stock received.  The amount currently outstanding is approximately $162,093.

We issued unsecured convertible loans from two stockholders in the principal amount of $216,000.   $100,000 of the loans was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment of $137,150.68 in cash and has chosen not to convert to equity.  The holder of the second note of $116,000 has been receiving interest payments irregularly.  The amount currently outstanding is $136,880.

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $24,788 and $26,545, respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $198,566.  Interest is payable monthly at 7% per annum and the loan is due during 2009.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $173,539 for 2008 and had a net loss of $1,035,129 for the nine months ended September 30, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $1,035,129 for the nine months ended September 30, 2009 and net cash used in operations of $230,393 for the nine months ended September 30, 2009. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2009, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the quarter ending September 30, 2009 was $140,557 and our net income for the quarter ending September 30, 2008 was $134,913. Our retained deficit was $21,799,551 at September 30, 2009. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at September 30, 2009. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 42.1% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Specifically, Gunther Than, our CEO, holds approximately 8.6% of the total voting power of our common stock and 100% of the voting power of our preferred stock as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of September 30, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued an aggregate of 5,631,147 shares of our unregistered common stock at purchase prices ranging from $.01 to $.02 per share during the reporting period, as follows:

•

On July 6, 2009, we issued 131,147 shares to William D. Smith at $0.02 per share as payment for accrued interest on a note payable.

•

On September 15, 2009 we issued:  500,000 shares to Paul Price at $0.02 per share as a consulting fee; 1,000,000 restricted shares to Paul Price at $0.01 per share as payment for the asset purchase of FiberXpress, Inc.; 3,500,000 shares to Anthony D. Altavilla at $0.0143 per share in exchange for conversion of accounts payable, and 500,000 restricted shares to Crown Equity Holdings at $0.01 per share in exchange for press release services.

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

VIEW SYSTEMS, INC.

Date: November 17, 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)