Form 10-Q/A
period 2009-09-30
VIEW SYSTEMS INC
filed 2009-12-16
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 16, 2009
Common Stock, $.001 par value per share	79,442,369

Purpose of This Amendment

We are amending our Form 10-Q for the period ended September 30, 2009 to amplify Item 2’s description of activities associated with our agreement with MasTec North America, Inc.

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

Since we have invested in tools, vehicles and testing equipment to enter the fiber optics installations arena, several opportunities have been presented to us and we have investigated the potential and probabilities of success.  We advertised the receipt of several multi-million dollar contracts with Verizon.  The contracts were presented by several individuals associated from HC Professional, LLC.  Verizon informed us that neither the individuals nor HC Professional were associated with it.  Meanwhile, a Verizon employee referred us to MasTec North America, Inc. (“Mastec”), one of Verizon’s prime contractors, and we retracted our announcement of the contracts received with Verizon.  We have since established qualifications and a relationship with the designated prime contractor, Mastec, and are an insured, bonded and an approved sub-contractor with Mastec.  Our subcontract is incorporated by reference as Exhibit 10.3.  We have assembled a pool of certified installers and are employing squads of them as Mastec job assignments become available.  Since June 2009 we have been assigned to complete ten installations in multi-tenant and multi-dwelling locations.  However, in August we learned that Verizon’s 2009 annual budget for fiber optic installation in the Maryland and Virginia job areas had exhausted.  Mastec then told us that that Verizon’s 2010 installation funding will commence again with new projects being assigned in January 2010.  We will continue to perform small subcontracting assignments for Mastec through the end of 2009 and are assigned to at least two additional jobs in December 2009.  Thus far in 2009 we have succeeded in both entering the fiber optic installation business and receiving positive feedback from Mastec for the quality of our work, which we hope will enable us to participate in multi-week installation engagements.  Our revenue thus far from this line of business has been minimal, and our ability to make a profit from this area of business will depend on our ability to participate in increasingly larger installation projects.

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

VIEW SYSTEMS, INC.

Date: December 16, 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)