Form 10-K/A
period 2008-12-31
VIEW SYSTEMS INC
filed 2010-01-14
CIK 1075857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K/A

Amendment No. 2

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

[X] YES

[  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ] YES    [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Accelerated filer [  ]

Large accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES

[X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2008 was $687,009.

The number of shares outstanding of the issuer’s common stock as of the latest practicable date was 79,442,369 shares.

Purpose of This Amendment

After the March 31, 2009 filing of our Form 10-K for the year ended December 31, 2008, our independent accounting firm, Davis, Sita & Company, P.A. resigned.  Subsequently, the U.S. Securities & Exchange Commission (SEC) undertook a review of our reports filed with it, and in the course of that process we filed, among other filings, on June 29, 2009, Amendment No. 1 to our Form 10-K for the year ended December 31, 2008.  Thereafter, because questions were raised about the independence of Davis, Sita & Company, P.A. at or around the time it issued its opinion on our December 31, 2008 financial statements, both the Company and the SEC concluded that it was appropriate to obtain a re-audit of our financial statements for the year ended December 31, 2008.  The new audit was conducted by Larry O’Donnell, CPA, P.C., our new independent accounting firm, and its opinion is enclosed in Item 8.  This Form 10-K/A continues to report the audit opinion of Davis, Sita & Company, P.A. for the year ended December 31, 2007.  There have not been any changes to our financial statements for the year ended December 31, 2008 as a result of the new audit conducted by Larry O’Donnell, CPA, P.C.

We are also amending our Form 10-K for the year ended December 31, 2008 to (i)  amplify the Liquidity and Capital Resources section of Item 7, specifically dealing with cash flows from investing and financing activities as well as from operations, (ii) revise the Summary Compensation Table in Item 11 to conform with the tabular format specified in Item 402(n) of Regulation S-K, and (iii) correct our balance sheet to include comparative 2007 information.  In general, we have also updated our cover page and Items 5, 7, 9, 10, 11, 12, 13, and 15 to present certain disclosures as of the most recent practicable date.

Nevertheless, this amendment is of a report for the year ended December 31, 2008, and, except as described above, no other changes have been made to Form 10-K Amendment No. 1 to update the information presented.  Therefore, this Amendment No. 2 on Form 10-K/A does not reflect many events occurring after the filing of the Form 10-K nor does it modify or update all disclosures made therein or made in Amendment No. to Form 10-K which may be affected by events subsequent to December 31, 2008.  Accordingly, information presented in many Items is unchanged and reflects disclosures made at the time of the original Form 10-K, and this Amendment No. 2 and its predecessor Amendment No. 1 to Form 10-K should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2008.

.

TABLE OF CONTENTS

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

●

Use any and all forms of telecommunications, such as standard telephone lines;

●

Video can be monitored 24 hours a day by a security monitoring center;

●

Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;

●

The system may be set to automatically review an area in a desired camera sequence;

●

Stores the video game image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;

●

The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area;

●

Cameras can be concealed in ordinary home devices such as smoke detectors;

●

The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and

●

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

In addition, we offer support services for our products which include:

●

On site consulting/planning with customer architect and engineers,

●

Installation and technical support,

●

Training and "Train the Trainer" programs, and

●

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

Shareholders of Record

As of January 11, 2010, there were approximately 369 holders of record of our common stock, not including holders who hold their shares in street name.

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

Information Relating to Outstanding Shares

As of January 11, 2010, there were 79,442,369 shares of our common stock issued and outstanding and 89,647 shares of our preferred stock issued and outstanding.  We have not reserved any shares for issuance upon exercise of common stock purchase warrants, and no shares are issuable upon exercise of options to purchase shares of our common stock.

Of the issued and outstanding common shares, approximately 51,311,222 shares of our common stock (15,431,926 of which are owned by officers, directors and principal stock holders) have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act

Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

Recent Sales of Unregistered Securities

We issued an aggregate of 15,925,000 shares of our unregistered common stock at purchase prices ranging from $0.02 to $0.064 per share to accredited investors during 2008, as follows:

●

Martin Maassen on October 16, 2008, 5,000,000 shares of our common stock at $0.04 in exchange for conversion of $200,000 in notes payable.

●

Starr Consulting on October 17, 2008, 500,000 shares of our common stock at $0.02 in exchange for conversion of $50,000 in notes payable and $50,000 in interest.

●

Pertaining to the Starr Consulting Agreement, on October 17, 2008 we issued 500,000 shares of our common stock to each of the following entities: Power Network, BAF Consulting, New Age Sports, and Seville Consulting, all at $0.02 per share.

●

Michael Bagnoli on October 17 and 21, 2008, a total of 5,000,000 shares of our common stock to at $0.04 in exchange for conversion of $200,000 in notes payable.

●

Pertaining to the Starr Consulting Agreement, on December 2, 2008 we issued 500,000 shares of our common stock to each of the following entities: Power Network, BAF Consulting, New Age Sports, and Seville Consulting, all at $0.02 per share.

●

Michael Prately on December 10, 2008, 500,000 shares of our common stock at $0.03 in exchange for consulting services.

●

Michael Prately on December 10, 2008, 112,500 shares of our common stock at $0.03 in exchange for consulting services.

●

Marlene Maassen on December 10, 2008, 312,500 shares of our common stock at $0.064 per share.

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During 2007, we issued our common stock in unregistered, exempt transactions as follows (presented on a post-reverse split basis):

●

James and Patricia Hartman and Mary McGinn purchased 63 shares and 13 shares, respectively, at $6.64 per share on June 30, 2007.

●

Anna and James Wolfe, Jay I. Levinson, and Isabel M. Bernfeld purchased 13,393 shares, 1,786 shares, and 714,286, respectively, at $5.60 per share on September 30, 2007.

●

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

●

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

●

Employees David Johansen, Ruediger Klose, John Sarman, Matthew Tyson, Matthew Mahin, Charles Nelson and Faye Williams received stock as compensation at $9.60 per share on May 3, 10, or 12, 2006, in the following amounts: 1,500 shares, 2,250 shares, 750 shares, 750 shares, 750 shares, 1,313 shares, and 375 shares, respectively.

●

Mike Luke, on February 20, 2006, bought 1,250 shares at $8.00 per share.

●

John Voss, on May 10, 2006, bought 750 shares at $8.00 per share.

●

Will Stamp and Duane Anderson, on October 17, 2006, bought 6,250 and 750 shares, respectively, at $4.00 er share.

●

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

●

The following individuals bought stock at $3.20 per share:

12/1/2006	Will Stamp	4,688
12/1/2006	Joel Stamp	62,50
12/5/2006	RL Wactler	625

●

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

●

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

●

Biometric analysis such as fingerprint verification or facial recognition can be and have been incorporated into ViewScan.  The control unit can be programmed to automatically search against “most wanted” or outstanding warrant databases. Access control methods such as magnetic door locks can and have been incorporated.

●

Central monitoring or video command centers which have and can be combined with the ViewScan product.

●

Passport and driver’s license verification for positive identification in correctional facilities, large government and commercial office buildings have been and are currently being combined with the ViewScan portal.

●

ViewMaxx Digitial Video products – a high-resolution, digital video recording and real-time monitoring system.

●

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

●

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

Liquidity and Capital Resources

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2008, we received cash from revenues of $1,148,314, proceeds of $20,000 from sales of our common stock, and loans from shareholders of $93,496.  For the year ended December 31, 2007, we received cash from revenues of $1,256,534, proceeds of $22,000 from sales of our common stock, and loans from shareholders of $379,622.  We have incurred losses for the past two fiscal years and had a net loss of $173,539 at December 31, 2008 as compared with a net loss of $1,075,086 for the year ended December 31, 2007.  We had insufficient funds to deliver our backlog in the last half of 2008.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Management anticipates that we will continue to issue shares for services in the short term.

For the year ended December 31, 2008, we used a net amount of $18,313 of cash to finance our day to day operating activities.  We used $536 of our cash to purchase fixed assets and $80 to reduce certain loans.  We generated $13,496 from financing activities which consisted of additional loans from stockholders of $93,496 and $20,000 from the issuance of common stock less repayments of debt in the amount of $100,000.  This resulted in an overall net decrease in cash of $5,433.

For the year ended December 31, 2007, we used $666,223 of cash to finance our day to day operating activities.  We used $2,100 of our cash to purchase fixed assets and $25,031 to reduce certain loans.  We generated $652,322 from financing activities which consisted of additional loans from stockholders in the amount of $379,622, other loans of $255,000, and $22,000 from the issuance of common stock less repayments of debt in the amount of $4,300.  This resulted in a net overall decrease in cash of $41,032.

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

●

Whether other assets or group of assets are related to the useful life of the licenses,

●

Whether any legal, regulatory or contractual provisions will limit the use of the assets,

●

We evaluate the cost of maintaining the license,

●

We consider the possible effects of obsolescence, and

●

Whether there is maintenance or any other costs associated with the license.

Our Independent Accountant’s Audit Opinion to our Financial Statements for the Year Ended December 31, 2008 Has Been Superseded and its Going Concern Qualification Has Been Eliminated

The audit opinion of Davis, Sita & Co. for our December 31, 2008 financial statements has been superseded by the new opinion prepared by Larry O’Donnell, CPA, P.C., which is contained in this Amendment Number 2 to our Form 10-K for the year ended December 31, 2008.

The December 13, 2009 audit report of our financial statements for the year ended December 31, 2008 conducted by our new auditor, Larry O’Donnell, CPA, P.C. (the “New Opinion”), does not contain a “going concern” qualification. This contrasts with the audit opinion for the year ended December 31, 2008 prepared by our former independent accountants, Davis, Sita & Co., and contained in our Form 10-K and in Amendment Number 1 to Form 10-K for the year ended December 31, 2008, which contained a “going concern” qualification.  A “going concern” qualification in the New Opinion for the year ended December 31, 2008 was not necessary because the new audit was conducted at a time when the period of going concern, i.e., the forthcoming twelve month period beginning January 1, 2009, had almost expired and the Company’s operations were ongoing.

There have not been any changes or reclassifications in our financial statements for the year ended December 31, 2008 resulting from the New Opinion.

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

●

Investors may have difficulty buying and selling our shares or obtaining market quotations;

●

Market visibility for our common stock may be limited; and

●

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

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●

variations in our quarterly operating results;

●

loss of a key relationship or failure to complete significant transactions;

●

additions or departures of key personnel; and

●

fluctuations in stock market price and volume.

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

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc., and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present, in all material respects, the financial position of View Systems, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Davis, Sita & Company, P.A.

Davis, Sita & Company, P.A.

Greenbelt, Maryland

March 18, 2008

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                                                                           2228 South Fraser Street

 Fax (303)369-9384                                                                                                                                  Unit 1

e-mail  larryodonnelcpa@msn.com                                                                         Aurora, Colorado    80014

www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

View Systems, Inc.

Baltimore, Maryland

I have audited the accompanying consolidated balance sheet of View Systems, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc.  and subsidiaries as of December 31, 2008, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Larry O’Donnell, CPA, P.C.

December 13, 2009

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007
	2008	2007
ASSETS
Current Assets
Cash	$1,768	$7,201
Accounts Receivable (Net of Allowance of $1,000)	88,731	132,244
Inventory	46,599	86,184

Total Current Assets	137,098	225,629

Property & Equipment (Net)	16,262	24,326

Other Assets
Licenses (Net)	997,104	1,102,064
Due from Affiliates	147,587	147,507
Deposits	7,528	7,528

Total Other Assets	1,152,219	1,257,099

Total Assets	$1,305,579	$1,507,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$499,409	$505,168
Accrued Expenses	28,650	80,878
Accrued Interest	126,155	171,078
Accrued Royalties	225,000	150,000
Loans from Shareholders	152,794	299,298
Notes Payable	559,093	958,996

Total Current Liabilities	1,591,101	2,165,418

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 17,175,222	17,175	-
Issued and Outstanding 1,245,347	-	1,245
Additional Paid in Capital	20,460,829	19,930,378
Retained Earnings (Deficit)	(20,764,422)	(20,590,883)

Total Stockholders' Equity (Deficit)	(285,522)	(658,364)

Total Liabilities and Stockholders' Equity	$1,305,579	$1,507,054
The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

Revenues, Net	$1,148,314	$1,256,534

Cost of Sales	391,216	574,971

Gross Profit (Loss)	757,098	681,563

Operating Expenses
General & Administrative	396,870	753,079
Professional Fees	159,387	201,068
Bad Debts	20,265	97,879
Salaries & Benefits	388,866	623,578

Total Operating Expenses	965,388	1,675,604

Net Operating Income (Loss)	(208,290)	(994,041)

Other Income (Expense)
Extraordinary Item: Expired debt and related accrued interest	198,000	-
Interest Expense	(163,249)	(81,045)

Total Other Income (Expense)	34,751	(81,045)

Net Income (Loss)	$(173,539)	$(1,075,086)

Net Income (Loss) Per Share	$(0.04)	$(0.87)

Weighted Average Shares Outstanding	3,937,623	1,232,190

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2006	89,647	$896	1,233,040	$1,233	$19,830,890	$(19,515,797)

April - June 2007 - shares issued for cash	-	-	1,250	1	4,999	-

July - September 2007 - shares issued for cash	-	-	75	-	500	-

July - September 2007 - shares issued as payment of notes payable	-	-	7,545	8	77,492	-

October - December 2007 - shares issued for cash	-	-	3,437	3	16,497	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,075,086)

Balance, December 31, 2007	89,647	896	1,245,347	1,245	19,930,378	(20,590,883)

April - June 2008 - shares issued in payment of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000	-

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2008

Income (loss) from continuing operations which is the amount
that is available to common stockholders	$(371,539)	3,937,623	$(0.09)

Income from extraordinary item which is the amount that is
available to common shareholders	198,000	3,937,623	0.05

Basic earnings per share	$(173,539)	3,937,623	$(0.04)

Year ended December 31, 2007

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(1,075,086)	1,232,190	$(0.87)

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

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2008 and 2007, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  Subsequent to the issuance of this report the Company has closed on the largest individual sale in the Company’s history.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

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

DECEMBER 31, 2008 AND 2007

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

6.

NOTES PAYABLE

Notes payable as of December 31, 2008 and 2007 consists of the following:

	2008	2007

Investor/stockholder Group During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum. As of the date of this report the investors have demanded repayment of these loans	$343,093	$343,093

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. The lender has made a formal demand for payment of the loan and accrued interest	100,000	100,000

Former shareholder of Xyros Technology, Inc. Due on demand with interest at 10% per annum. Originally due December 31, 1999	0	110,000

Sigma International Holdings, Inc. Demand loans payable with interest at 12% per annum. The loans are secured by the personal guarantee of the Chief executive officer who is also a substantial Shareholder	0	255,000

Stockholder An unsecured loan from a stockholder which is being paid in monthly installments of $2,512, which includes interest at 10%	0	34,903
TOTAL	$559,093	$958,996

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

10.

STOCK BASED COMPENSATION

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

11.

RELATED PARTY TRANSACTIONS

During the year certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $253,496 during 2008 and $193,900 during 2007. The additions during 2008 include a $201,197 increase as the result of one shareholder making a direct payment to pay off a promissory note and the related accrued interest which was payable by the Company an in default. These total loans from shareholders are unsecured and they have no stated interest rates. During 2008 the two shareholders converted $400,000 of the loans into 10,000,000 shares of common stock.  The total balance due on unstructured loans from shareholders amount to $152,794 at December 31, 2008.  Loans from stockholders made with repayment terms are described in Note 6 above

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

12.

 EXTRAORDINARY ITEM

For the last nine years the Company has reflected on its financial statements a note payable in the amount of $110,000 which originated in 1999 as the result of an acquisition.  In addition, $88,000 of interest expense on this debt had accrued and was also reflected on the financial statements.  During 2008 the Company was advised by legal counsel that for various reasons, such as the inability to locate the note holders and the expiration of the minimum holding period as defined by the statute of limitation, that this debt was no longer legally binding.  Accordingly, the Company has adjusted this debt and the accrued interest to zero and has reflected the total expired liability of $198,000 as an extraordinary income item on the accompanying financial statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants that are required to be disclosed. We changed our independent accounting firm from Davis, Sita & Co. to Larry O’Donnell, CPA, P.C. as reported in our Form 8-K filings (and amendment) made on May 19, 2009, June 2, 2009, and January 7, 2010.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of December 31, 2008 and December 31, 2009:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	61	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	53	Corp. Secretary and Director	1999

Martin Maassen	66	Director	1999

Michael Burton-Prateley	47	Director and Chief Financial Officer	2009

William Paul Price	61	Director and Vice President of Network Services	2009

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

Michael Burton-Prateley, Director and Chief Financial Officer.  Mr. Burton-Prateley became a Director on December 6, 2009.  From September 2002 to December 2008, Mr. Burton-Prateley served as President of Ellingham Associates.  Ellingham Associates sourced and executed international business development mandates for US and UK companies.  From January 2000 to August 2002, Mr. Burton-Prateley was the Finance Director of MMI.  His duties entailed establishing the company, raising the equity capital, and implementing accounting and finance systems.  In December 1999, Mr. Burton-Prateley established a unit within the corporate finance division of Levy Gee to advise UK companies on mergers, acquisitions, joint ventures and strategic financing.  From August 1998 to August 2002, Mr. Burton-Prateley served as a director of St. George Asset Management.  As a director, Mr. Burton-Prateley established the company and advised its founder on international business development.

William Paul Price, Director and Vice President of Network Services.  Mr. Price became a Director on December 6, 2009.  From April 1982 to February 2009, Mr. Price owned and served as the President of Electra-Tech, Inc.  Electra-Tech, Inc. sold products on behalf of manufacturers of fiber optic cables, connectivity products, ethernet switches, media converters and other electronic equipment.  Electra-Tech, Inc. operated in the Maryland, District of Columbia, and Virginia area.  Mr. Price also formed FiberXpress, Inc. in October 2000, operated it through its acquisition by View Systems, Inc. in September 2009, and continues to operate FiberXpress, Inc. as a subsidiary of View Systems, Inc.  FiberXpress, Inc. is an internet-based business that sells fiber and copper connectivity equipment.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons have been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

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

Board of Directors Independence. Our board of directors currently consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

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

Ms. Susan Mrzlack serves on our audit committee and is a certified public accountant.  We believe Ms. Mrzlack is independent because she is not an officer, director, or employee if the Company, nor is she employed by our outside accountants or principal accounting firm, nor is she compensated for her services through payment of Company securities.

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

Compensation Committee

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2008:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$132,000	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary
Michael Woodford*	$0	As Director

William D. Smith*	$0	As Director

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

*   Resigned in October 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2009	$120,000		$256,250					$476,250
(Chief Executive	2008	120,000		12,000					132,000
Officer, President	2007	120,000		24,000					144,000
and Director)

Michael Bagnoli	2009	0							0
(Secretary and	2008	0							0
Director)	2007	0							0

Martin Maassen	2009	0
(Director)	2008	0							0
	2007	0							0

Michael Woodford*	2008	0							0
(Director)	2007	0							0

William D. Smith*	2008	0							0
(Director)	2007	0							0

Michael Burton	2009	0		100,000					100,000
-Prateley‡
(Chief Financial
Officer and Director)

William Paul Price ‡	2009	0		100,000					100,000
(Vice President of
Network Services
and Director)

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

*   Resigned in October 2008.

‡   Messrs. Burton-Prately and Price each received 5,000,000 shares of Company common stock upon their December 2009 appointments as officers of the Company.

Payroll is accrued payable to Mr. Than at the rate of $10,000 per month.  Therefore his annual rate of pay is $120,000.  In addition, during the quarters ended March 31, 2009 and December 31, 2009, Mr. Than was issued 5,000,000 shares of restricted common stock as compensation.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than entered into an employment agreement with us and agreed to serve as our Chief Executive Officer, effective January 1, 2003.  The written agreement specifies that Mr. Than's employment is "at will", and we may terminate him with or without cause with a 30-day written notice, or we may terminate him immediately and provide Mr. Than with severance pay in an amount equal to thirty (30) days of salary as of the date of termination.  Prior to December 1, 2009, Mr. Than was entitled to receive an annual salary of $120,000 and 50,000 shares of common stock for each month of service.  Mr. Than agreed to maintain the confidentiality of our trade secrets and not to compete with the Company or to solicit any employee or client of the company during his employment and for a period of one year after any termination of his employment.  Mr. Than’s salary was accrued and paid when cash is available.  He has accrued his entitlement to partial compensation in common stock.

Mr. Than is the only officer with whom the Company has a written employment agreement.  Mr. Than’s current employment agreement was ratified as of December 1, 2009.

On December 1, 2009, the Company entered into an employment agreement with Gunther Than, our Director, Treasurer and Chief Executive Officer.  This agreement supersedes Mr. Than’s prior written employment agreement dated January 1, 2003.  A copy of the employment agreement is incorporated by reference from Form 8-K filed on January 11, 2010 (Exhibit 10.1 thereto).  The following is a summary of the pertinent parts of the Employment Agreement:

●

The Company will pay Mr. Than a base salary of $10,000.00 per month, subject to increase, but not decrease (unless the parties mutually agree), as determined by the Company’s Board of Directors or by a committee of the Company’s Board of Directors.

●

Mr. Than shall also be entitled to an incentive bonus, to be determined by the Board of Directors, as well as Options to purchase the Company’s Common Stock.

●

Mr. Than shall also be entitled to per annum payment of at least 600,000 shares of Common Stock in exchange for the non-compete provision included in the Employment Agreement.

●

In the event of the involuntary termination of Mr. Than’s service with us, without cause, the Agreement provides that Mr. Than shall be paid a salary and bonus equivalent to his salary and bonus of the year prior to his termination, for a period of three years.

●

Either party may terminate the Agreement upon at least ninety (90) days notice.  In the event Mr. Than elects to terminate the Agreement, the Company, at its discretion may relieve him of all duties and immediately terminate the Agreement, provided however, that the Company shall pay Executive the compensation he has earned until the termination date included in Mr. Than’s original termination notice.

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2008 or 2009.

Issuance of Common Stock

The Company has authorized and will issue 5,000,0000 shares of Common Stock, par value $0.001 per share, to Gunther Than as payment for deferred compensation and bonus for 2009 under the terms of his Executive Employment Agreement with the Company.  The Company has also authorized and will issue 5,000,000 shares of Common Stock, par value $0.001 per share, to Martin Maassen as inducement to continue to fund the working capital needs of the Company.  The Company has authorized and will issue 5,000,0000 shares of Common Stock, par value $0.001 per share, each to Michael Burton-Prateley and William Paul Price as bonus compensation upon their appointment to the board of directors.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal years ended December 31, 2008 and 2009.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director.  Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of January 11, 2010 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 79,442,369 shares of common stock outstanding as of January 11, 2010.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Michael L. Bagnoli	Common	15,009,000 (1)	18.9%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624 (2)	14.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	10,032,302	12.6%
1550 Caton Center Drive, Suite E	Preferred	89,647	100%
Baltimore, Maryland 21227

Michael Burton-Prateley	Common	5,000,000	6.3%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

William Paul Price	Common	6,006,501	7.6%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

Michael Woodford*	Common	0	0%
3227 61 st Street
Boulder, CO 80301

William D. Smith*	Common	277,044	0.34%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

All Directors and officers	Common	47,535,471	59.8%
as a group	Preferred	89,647	100%

*   Resigned in October 2008; beneficial ownership is estimated as of December 31, 2008.

(1)   Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2)   Represents 11,210,624 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

The above table reflects share ownership as of the most recent date and includes 10,000,000 shares issued on December 6, 2009 to newly appointed officers and directors Messrs. Burton-Prately and Price as officer compensation, which increased the issued and outstanding common stock to 79,442,369 shares. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

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

A shareholder made an unsecured loan in the principal amount of $100,000 which was due in full on November 1, 2007 with interest at 15%.  The note is convertible into shares of common stock at the option of lender at the rate of $0.075 per share of common stock. If converted in full, this amounts to 16,667 shares. At the present time, the shareholder has requested payment of $137,150.68 in cash.

In October 2007, a shareholder made an unsecured loan of $116,000 with interest at 12% per year.  The amount currently outstanding is $136,880

Between May and September 2009, Michael Burton-Prateley loaned the Company a total of $50,500 and this amount is currently outstanding.  Mr. Burton-Prately also received a total of 3,500,000 shares of Company common stock in May 2009 as partial payment for consulting services rendered to the Company between 2006 to approximately January 2009.  The shares were sold prior to Mr. Burton-Prately’s December 2009 appointment as an officer of the Company.

William Paul Price received 500,000 shares of Company common stock in September 2009 as non-officer salary and also received 1,000,000 shares of Company common stock in exchange for his interest in FiberXpress, Inc. a company acquired by View Systems, Inc. in September 2009.  Mr. Price sold 493,498 shares prior to his December 2009 appointment as an officer of the Company.

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

10.3

Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-KSB, filed January 11, 2010)

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2010.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	January 14, 2010
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	January 14, 2010
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	January 14, 2010
Martin J. Maassen