Form 10-K
period 2009-12-31
VIEW SYSTEMS INC
filed 2010-03-31
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (410) 242-8439

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] YES   [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] YES   [X] NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES   [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES   [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ] YES   [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] YES

 [X] NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2009 was $1,084,348.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [  ] YES   [  ] NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    83 , 903 , 369 shares of common stock are outstanding as of March 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

TABLE OF CONTENTS

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

Corporate History

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

Our Business

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications.   In 1998 digital video recorder technology was our first developed product and we enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices.   In 2003 we sold this product to various commercial entities including schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations. In these installations we integrated the digital video recorded technology with other electronic devices and we gained knowledge of the security needs of a wide range of businesses.

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan.   We have penetrated four major market segments for this product: correctional facilities, courts, probation offices and federal facilities in the Mid-Atlantic S tates, the West Coast and the South.  In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder.  The markets for these units are first responder units such as the National Guard, Coast Guard, Army, state law enforcement agencies and fire departments.   Both of these technologies were licensed from the U.S. Department of Energy's Idaho National Engineering Laboratory ("IN E L").  Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture some  components of our products.

Historically, the Company relied upon exclusive technology licensing agreements with federal departments to license and distribute the ViewScan technology.  In anticipation of the expiration of federal licenses, we developed propriety components and made sufficient engineering design changes to the ViewScan product to lower production costs and to accommodate the price points required by competitive pressures. By redesigning the ViewScan, we offset the impact of the expiration of our license agreements and continued to capitalize on the competitive advantage we had in the markets we had entered.  We have a similar strategy for the Visual First Responder, which is now in its third generation.

Products and Services

1. ViewScan Concealed Weapons Detection System

ViewScan, which is also sold under the name “Secure Scan”, is a walk-through concealed weapons detector which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons.   This walk-through portal is controlled by a master processing board and a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected location of the weapon to be stored electronically and referenced.  Because ViewScan does not produce a graphic anatomical display of a scanned person, the Company does not believe that ViewScan is susceptible to privacy concerns raised about certain personnel scanners produced by other companies.

ViewScan products are distributed in three basic configurations; stand-alone units, portable units and integrated door systems.

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

ViewScan is designed to overcome the traditional shortcomings of electromagnetic induction scanners.   The ViewScan portal uses an array of advanced magnetic sensors, each with internal digital signal processors.   The sensors communicate with the control unit's software which spatially places identified magnetic anomalies and visually places the location of the potential threat object with a red dot that is superimposed over a real time snapshot image of the person walking through the portal.   Along with the snapshot, a graph displays the sensor data which automatically scales the signal strength of the individual sensors and cross-references them to the video image.   All of this information is brought together on a video screen that displays the image of the person, the location of the weapon(s) and the size of the weapon(s), depending on the intensity of the magnetic signature.   The visual image allows the operator to determine what the object is without the need to conduct a personal search to locate the object and look at it.

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

Today we sell these units for an average retail price of approximately $9,000 with a one year extended warranty.  We feel the new reduced price points and enhanced interface abilities will allow us to be more competitive, along with the advantages of three to four times the throughput rate, non-contact imaging and permanent visual storage, and a log of all individuals scanned.  We have been making additional cost reductions through economies of scale and larger scale integration by taking advantage of ongoing computer component improvements.

2. Visual First Responder and Multi-Mission Mobil Video

In December 2003 View Systems obtained exclusive licensing and marketing rights for the HAZMAT CAM technology from the U.S. Department of Energy's INEL.  We marketed the HAZMAT CAM under the name “Visual First Responder.”  Visual First Responder was a lightweight, wireless camera system housed in a tough, waterproof flashlight body.  The camera system was designed to transmit real-time images to a computer or video monitor at a location outside the exclusion zone or containment area.  Now in its third generation, we now license the manufacture of our proprietary unit, the Multi-Mission Mobil Video (MMV).   The MMV is a lightweight, wireless

camera system housed in a tough, waterproof body.   The camera system sends back real-time images to a computer or video monitor at the command post located outside the exclusion zone or containment area.   The MMV is able to transmit high quality video in the most difficult environments.   The image is received from the MMV and displayed on a monitor and can be easily recorded using a common camcorder or VCR with video input.   The camera can be completely submerged for fast and easy decontamination.

The MMV also uses an Extension Link which is a separate transmitter and receiving system that increases the operating range of the MMV.   The Extension Link has field-selectable channels to avoid interference at longer distances.   We have also incorporated a video encryption feature that allows first responders to transmit on-scene video to the command post without the data being intercepted by unwanted parties.

The complete MMV is fully deployed by one person in a stand alone configuration in less than 10 minutes.   The system is battery operated and can operate for eight continuous hours using one set of spare camera batteries.   We sell this base product for approximately $9,000 retail, but the cost can be as high as $18,500 depending on additional special features such as the extension link and encryption capabilities.

This new product allows hands-free operation of the unit because it allows the person to wear the unit with a helmet mounted monocle.

3. ViewMaxx Digital Video System

ViewMaxx is a high-resolution, digital video recording and real-time monitoring system. This system can be scaled to meet a specific customer's needs by using anywhere from one camera up to 32 surveillance cameras per each ViewMaxx unit.   The system uses a video capture card recording which translates closed-circuit television analog video data (a format normally used by broadcasters for national television programs) to a computer readable digital format to be stored on direct access digital disk devices rather than the conventional television format of video tape.

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

4. Additional Applications and Integration of ViewScan and ViewMaxx

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

5.  The MINI

The MINI (Mobile Intelligent Network Informer) is a portable, wireless watchdog communication device that checks for intrusion into uninhabited areas such as foreclosed houses, storage spaces and vacation homes.  The MINI senses motion and sends text messages to a user's cell phone. Property and remote assets may be guarded by this innovative device that requires no plug-in electricity, no physical phone line and no monitoring service. The MINI runs on batteries and one configuration of the system can even send a photo of the intruder to the user's cell phone.   Camera settings can be controlled and changed via SMS commands.

We license the MINI from its manufacturer and act as a distributor.   The Company established a dedicated e-commerce platform for the direct sale of this innovative product, which went online in February 2010.

6. Network Services

View Systems Inc. Network Services group supplies integrated electronic security and control systems for commercial and industrial applications throughout the Mid Atlantic area.

The Network Services group specializes in the installation of complex electronic control systems which typically include access control, parking and vehicular control, closed circuit television surveillance, audio intercommunication, and proprietary alarm monitoring systems in commercial and multi-tenant residential applications. The Network Service's true specialty is the integration of two or more of these subsystems into one complete and easy to operate package with all subsystems being highly integrated and easy to manage.

In October 2009 we received a purchase order to install networked video surveillance systems at all of Maryland’s 18 vehicle emissions inspection locations. The gross revenue from this contract was $200,208.  Subsequently the Company secured two additional security / surveillance installation projects at residential complexes in the Baltimore-Washington corridor, one of which was completed in February 2010 and the other begins installation in early March 2010.

The installation of fiber optic backbones is a primary focus of Network Services.  Since March 2009 we have been a subcontractor of MasTec North America, Inc. for the installation of fiber optic cable networks.   Using a credit line provided by Lafayette Commercial Bank , in 2009 we spent more than  $200,000 to purchase tools and equipment to enhance our fiber optic installation capability.

We completed several fiber optic installations in calendar year 2009 and have begun a fiber optic installation at a 72 unit apartment complex in Maryland.

7. FiberXpress, Inc.

On July 24, 2009 we entered into an asset purchase agreement to acquire Fib e rXpress, Inc., a company that sells specialist data network related products through its Internet web site.  Fib e rXpress has not performed as expected and we are looking for suitable options.

8. Visisys Ltd .

View Systems has a strategic partnership with Visisys.  Visisys and its subsidiaries enjoy an international reputation for developing and marketing intelligent video, monitoring and sensory systems. Visisys’ main focus is the integration of proprietary and/or estimable devices with design and applied science to provide customized applications in a number of diverse fields, such as, security, medical, retail, hospitality and financial/clerical management.

9.   Training and Service Programs

W e offer support services for our products which include:

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

The MMV product's market includes National Guard units and first response agencies such as fir e , police, SWAT, and homeland security response teams.

The MINI is our first product for which retail consumer sales are probable .   The easy to use, simple and convenient personal security monitoring device can be purchased by individuals through an independent website , potentially through retail electronics stores, or through  commercial installers of  self-contained or centrally monitored security systems.  However, at this time we do not have retail agreements in place.  Using our technology, individuals could run their own perimeter and interior surveillance systems from their own home computer.  Real-time action at home can be monitored remotely through a modem and the Internet.  There is also the capability to make real-time monitors wireless.  An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR.  This capability may reduce the expense and time of the home installation and may make installation affordable for a majority of homeowners.

Network Services fiber installation activities have positioned the Company to exploit at the regional level the widespread national demand for high speed optical fiber data networks by both businesses and consumers.   Increasing acceptance of security video surveillance suggests that there may be a demand for professional installation s that we may profit from . Certainly the Company has seen a significant increase in i nquiries about the design, installation and maintenance of such systems.

The a ssociation with Visisys and its market-leading ‘recognition’ software suites seems to be  an excellent fit with customer requirements for such features, not only on ViewScan products, but also for the Company’s Network Services projects.

Manufacturing

We manufacture the ViewScan portal internally at our facilities in Baltimore, Maryland.  Our third party manufacturers create several of the hardware components in our systems and we assemble our systems by combining other commercially available hardware and software together with our proprietary software.   We hold licenses for software components that are integrated into our proprietary software and installed in our systems.   We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources.   Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

Sales and Distribution

We are constantly seeking to extend our United States domestic network of manufacturing representatives and dealers for the sale and distribution of our products. We are looking for security consultants, specifiers and distributors of security and surveillance equipment that sell directly to schools, courthouses, and government and commercial buildings.

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

We also have experienced international interest from security related resellers and system integrators. Previously, we had chosen not to pursue international markets, but have this year secured a sales agent in The People’s Republic of China (for the Chinese market) and in the United Arab Emirates (for the Middle East).  Both of these agents have secured significant orders for our ViewScan product, to date 20 units for China and 124 units for the Middle East and the Sub-continent.  We have decided that our business can be better served with agent relations and established distribution partners that have local presence and can distribute support and train users for all our products more widely and efficiently than can be achieved from the United States .

Marketing of the MINI is viral through use of I nternet search engine optimization.  We shall be undertaking further targeted marketing campaigns for the MINI.

Backlog

As of December 31, 2009, we had a backlog of $215,000.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.   We typically ship our products weeks or months after receiving an order.   However, we are attempting to shorten this lead time to several weeks.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory .

Major Customers

At present sales to state correctional facilities account for more than 10% of our revenues.  Our distributor in the UAE has ordered 80 units of ViewScans, and we have delivered to date 20 units .

Competition

The markets for our products are extremely competitive.  Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets.  In the weapons detection market, we compete with Ranger Security Scanners, Inc. and Garrett Electronics, Inc. in the United States, and an Italian company, CEIA SpA, which has the most sophisticated electromagnetic induction product.  In the video surveillance market we compete with numerous VCR suppliers and digital recording suppliers, including, Sensormatic Corporation , NICE Systems, Ltd. , and Integral Systems.

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

The ViewScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U. S. Department of Energy.   We have not renewed our license, with the INEL to commercialize, manufacture and market the concealed weapons detection technology.   View Systems has not filed for patents and has found that the expense and difficulty of patenting this product would be financially prohibitive.

Governmental ownership of the patents is advantageous to us; however, the costs have outweighed the benefits. We have not received improvements, the promised funding or support from our government licensors . We have, however, paid money and spent time to advance the technologies.  We have obtained software licensing agreements for software operating systems components, fingerprint identification capabilities to possibly integrate into our proprietary software, and commercially available operating systems software to integrate into our proprietary product software.

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

Research and Development

We outsource improvements or changes when requested by customers and warranted financially.

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

Security and surveillance systems, including cameras, raise privacy issues and our products involve both video and audio, and added features for facial identification.   The regulations regarding the recording and storage of this data are uncertain and evolving.   For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record a person 's conversation without his or her consent.   Further, there are state and federal laws associated with recording video in non-public places.

Employees

As of the date of this annual report, the Company employed approximately 9 persons, including 1 sales executive, and 3 office personnel which include 3 customer service engineers.   3 persons are part-time and we also contract with 5 independent contractors who devote Our employees are not presently covered by any collective bargaining agreement.   Our relations with our employees are good, and we have not experienced any work stoppages.

ITEM 1A.   RISK FACTORS.

Smaller reporting companies are not required to provide this information.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

Our principal executive office is located in Baltimore, Maryland, where we lease approximately 4,600 square feet for $3,047 per month.  We are on a month to month basis at this time.   This facility also serves as the manufacturing and assembly location for our products.

ITEM 3.   LEGAL PROCEEDINGS.

Allen E. Bender v. View Systems, Inc., Case No. 03-C-09-003669-CN  (Md. Cir. Ct., Balt. Cty.)

On or about April 2, 2009, we were sued by a debt holder, Allen E. Bender, for non-payment.  Judgment was entered against the Company in August 2009 for approximately $157,000.00.  In January 2010, this matter was settled by an agreement to exchange the judgment plus costs and fees for Company common stock.

As of the date of this report we are not a party to any material legal proceedings.

ITEM 4.   (REMOVED AND RESERVED).

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

OTC Bulletin Board (1)
COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$ 0.11	$ 0.01
Third Quarter	$ 0.03	$ 0.02
Second Quarter	$ 0.05	$ 0.01
First Quarter	$ 0.20	$ 0.02

FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$ 1.20	$ 0.02
Third Quarter	$ 1.44	$ 0.24
Second Quarter	$ 0.04	$ 0.01
First Quarter	$ 0.04	$ 0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of December 31, 2009, there were approximately 364 holders of record of our common stock, not including holders who hold their shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,000,000	-	2,000,000 (2)
Equity compensation plans not approved by security holders	-	-	- (1)
Total	2,000,000	-	2,000,000 (2)

(1)    Our 1999 Stock Option Plan and our 1999 Restricted Share Plan terminated automatically pursuant to the terms of their respective agreements on March 1, 2009.

(2)

Our 2000 Restricted Share Plan terminated automatically pursuant to the terms of its agreement on March 15, 2010.

Information Relating to Outstanding Shares

As of March 30, 20 10, there were 83,903 ,369 shares of our common stock issued and outstanding and 89,647 shares of our preferred stock issued and outstanding. We have not reserved any shares for issuance upon exercise of common stock purchase warrants, and no shares are issuable upon exercise of options to purchase shares of our common stock.

Of the issued and outstanding common shares, approximately 59,442,369 shares of our common stock (27,258,427 of which are owned by officers, directors and principal stock holders) have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

Unless covered by an effective registration statement, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144.   In general, Rule 144 permits our shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock.   Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation.

Recent Sales of Unregistered Securities

W e issued an aggregate of 62,267,147 shares of our unregistered common stock at purchase prices ranging from $0.0 1 to $0.0 625 per share during 2009, as follows:

•

On January 26, 2009, we issued a total of 2,900,000 shares of our common stock to Kelli Myers (550,000 shares), A.S. Austin Company, Inc. (750,000 shares), Marlin Molinaro (800,000 shares), and Redstone Communication (800,000 shares), all as payment against convertible debt at $0.0345 per share.

•

On February 2, 2009, we issued a total of 250,000 shares of our common stock to Ralph Sita (as payment against debt for accounting services), John Sarman (120,000 shares as payment against debt for professional services), Charlotte DeLoof (48,000 shares as payment against debt for salary), Alexander N. Than (47,500 shares as payment against debt for salary), Michael Woodford (150,000 shares as payment against debt for legal services), Orion Financial Group, LLC (360,000 shares as payment against debt for investor relations services), all at $0.0625 per share, and to Judith Downes (210,000 restricted shares in exchange for salary) at $0.0313 per share.

•

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

•

On March 11, 2009, we issued 950,000 shares of common stock to Orion Financial Group, LLC as payment at $0.0625 per share against debt for investor relations services.

•

On March 19, 2009, we issued 500,000 shares of common stock to Ralph Sita as payment at $0.0625 per share against debt for accounting services.

•

On March 23, 2009, we issued 1,000,000 shares of common stock to Russell Weigel as payment at $0.0625 per share against debt for legal services.

•

On April 29, 2009, we issued 500,000 shares to William Gaskill at $0.03 per share in exchange for conversion of accounts payable and 500,000 shares to Rosenberg & Fayne at $0.0135 per share in exchange for legal services.

•

On May 12, 2009 we issued 1,500,000 shares to Michael Burton Prateley at $0.027 per share in exchange for consulting services.

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

•

On June 16, 2009 we issued at $0.027 per share 2,000,000 shares to Michael Burton-Prateley in exchange for consulting services and 500,000 shares to Marlene Maassen (spouse of director Martin Maassen) as payment for a loan.

•

On July 6, 2009, we issued 131,147 shares to William D. Smith at $0.02 per share as payment for accrued interest on a note payable.

•

On September 15, 2009 we issued:  500,000 shares to William Paul Price at $0.02 per share as a consulting fee; 1,000,000 restricted shares to William Paul Price at $0.01 per share as payment for the asset purchase of FiberXpress, Inc.; 3,500,000 shares to Anthony D. Altavilla at $0.0143 per share in exchange for conversion of accounts payable, and 500,000 restricted shares to Crown Equity Holdings at $0.01 per share in exchange for press release services.

•

On December 6, 2009 we authorized the issuance at $0.02 per share: 5,000,000 shares to Martin Maassen (as inducement to continue to fund the working capital needs of the Company); 5,000,000 shares to Gunther Than (employment compensation), 5,000,000 shares to Michael Burton-Prateley (sign-on bonus upon appointment as an officer), and 5,000,000 shares to William Paul Price (sign-on bonus upon appointment as an officer).

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

●

Michael Burton- Pratel e y on December 10, 2008, 500,000 shares of our common stock at $0.03 in exchange for consulting services.

●

Michael Burton- Pratel e y on December 10, 2008, 112,500 shares of our common stock at $0.03 in exchange for consulting services.

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

None.

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Our product lines are related to visual surveillance, intrusion detection and physical security.   Our principal products are identified above in response to Item 1 Business and we incorporate that description by reference.

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

During 2006 we previewed our Biometric ViewScan III which includes positive identification and biometric verification capabilities, expanded our dealers and resellers in the Mid-West and Southwest region of the United States, and introduced two new products.   The ViewScan III includes a fingerprint identification and verification system, state-issued identification scanning device for driver’s licenses and passports, and a visitor badge printing system.  T he new products introduced in 2006 included a product offering marketed as the “LAW,” which is a handheld metal detector designed to improve police officer safety. We do not manufacture the “LAW” product, but use it as an adjunct to the ViewScan and sell it separately.

During 2009, the Company secured significant international sales opportunities in China and the Middle East through our respective local agents.   We anticipate further and substantial growth in the sale of ViewScans and our complimentary security technologies in 2010 as a result of the positive feedback we received.

In addition to continuing sales of ViewScan and o ther items in o ur security product portfolio, during 2009 the Company add ed the MINI to its range of products .

Our strategic partnership with Visisys has brought us additional video expertise and has indirectly brought us $200,000 worth of business with a public utility.

Our September 2009 acquisition of FiberXpress, Inc., an e-commerce platform, has not resulted in meaningful sales activity. Accordingly, we are reviewing our options with respect to this acquisition.

 On November 24, 2008 and December 26, 2008, we announced that a merger with Wytan Corp. was underway.  We also announced that additional conditions to the merger closing were required by Wytan and that the merger would not occur until such time as the conditions were satisfied.  Attempts to merge ceased in November 2010 and this proposed transaction has been terminated.

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $21,342,673.   However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, w e continue to explore potential merger and acquisition options.

Our strategy for 2010 will be to extend our sales and service provision To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’

meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

We will continue to work closely with our overseas agents to assist them in securing new orders. In addition we will seek new agents for as yet untapped markets for ViewScan and our range of security technologies.

The lead-time to establish our Network Services operations was longer than expected due to the economic decline of domestic activity.  We will continue to work with MasTec North America, Inc. on the installation of fiber cable infrastructure, as well as seek video surveillance and access control system design, installation, maintenance and support contracts in our geographical areas of proximity and strength.

As of February 2010, we are marketing the MINI to large potential users, such as r eal property managers, as well as to retail customers through the www.minicamsim.com website.

In the short term, management plans to raise fund s through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the second quarter of 2010 sufficient shares of our common stock to raise at least $1,200,000.00.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2009	2008(*)
Revenues, net	$ 631,757	$ 1,148,314
Cost of sales	310,833	391,216
Gross profit (loss)	320,924	757,098
Total operating expenses	1,819,468	965,388
Loss from operations	(1,498,544)	(208,290)
Total other income (expense)	(61,468)	34,751
Net income (loss)	(1,560,012)	(173,539)
Net income (loss) per share	$ (0.04)	$ (0.04)

Revenue is considered earned when the product is shipped to the customer.   T he concealed weapons detection system and the digital video system each require installation and training.   Training is a revenue source separate and apart from the sale of the product.   In those cases revenue is recognized at the completion of the installation and training.

 and 2008.

	Dec. 31, 2009	Dec. 31, 2008
Totals per financial statements	$ 631,757	$ 1,148,314
ViewScan	231,698	851,961
ViewMaxx		12,478
MMV, VFR & misc.		87,497
Service, installation, training, etc	400,059	196,378
	$ 631,757	$ 1,148,314

Our backlog at December 31, 2009, was $215,000.   The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.   This delay in recognition of revenues will continue as part of our results of operations.

Cost of sales include costs of products sold and shipping costs and were approximately 49% of net revenues for 2009 as compared to cost of sales of  34% of net revenues from 2008 , an increase of 15% .

For 2009 total operating expense increased $854,080, an increase of 88%, as compared to 2008.   Net Income (Loss) was ($1,560,012) in 2009, and ($173,539) in 2008, a deterioration of $1,386,473.

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

Liquidity and Capital Resources

We have incurred losses for the past two fiscal years and had a net loss of $1,560,012 at December 31, 2009. We had insufficient funds to deliver our backlog in the last half of 2009.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover our all of our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2009, we received cash from revenues of $631,757, 0 0, and proceeds from notes payable of $50,000.  For the year ended December 31, 2008, we received cash from revenues of $1,148,314, proceeds of $20,000 from sales of our common stock, and loans from shareholders of $93,496.  We have incurred losses for the past two fiscal years and had a net loss of $1,560,012 at December 31, 2009 as compared with a net loss of $173,539 for the year ended December 31, 2008.  We had insufficient funds to deliver our backlog in the last half of 2009.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Management anticipates that we will continue to issue shares for services in the short term.

Management anticipates that we will continue to issue shares for services in the short term.

For the year ended December 31, 2009, we used a net amount of $217,926 of cash to finance our day to day operating activities.  We used $28,652 of our cash to purchase fixed assets which was offset by receipt of $80

For the year ended December 31, 2008, we used $18,313 of cash to finance our day to day operating activities.  We used $536 of our cash to purchase fixed assets and $80 to reduce certain loans.  We generated $13,496 from financing activities which consisted of additional loans from stockholders in the amount of $93,496, and $20,000 from the issuance of common stock less repayments of debt in the amount of $100,000.  This resulted in a net overall decrease in cash of $5,433.

Management believes we will need to take the necessary steps to file a registration of common stock to fund growth and acquisitions during 2010.   The Company intends to hold a special meeting of shareholders during 2010 to consider, among, other things, an increase in the authorized common stock of the Company to 250,000,000 shares.

Management intends to finance our 2010 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2010, and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2010, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leased office and warehouse space in Baltimore, M aryland under a 6 month non-cancelable operating lease, which expired February 2010.  Base rent is $3,300 per month.

Our total current liabilities

Our total current liabilities at December 31, 2008 included accounts payable of $449,409, accrued expenses of $28,650, accrued interest of $126,155, accrued royalties of $225,000, loans from shareholder of $152,794 and notes payable of $559,093.

Our notes payable consist of the following:

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

This debt was settled subsequent to the reporting period for 4,500,000 shares of Company common stock.

•

A loan of $100,000 was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen to convert to equity.  In February 2010, agreement was reached with the holder of the loan due on November 1, 2007. The Holder agreed to accept 3,500,000 common shares in payment, which he will liquidate to realize the principal sum of $100,000 plus associated costs and fees. The total due under this loan at the date of settlement was $163,366.27. Should the holder not realize $163,366.27 from the sale of 3,500,000 shares, then he will be granted additional shares to resolve any shortfall, provided his sales have been in good faith.

•

A holder of a note payable in the amount of $116,000 has been receiving interest payments regularly.

•

A short-term line of credit, for $200,000 secured by a Stockholder, payable in 5 monthly installments and a balloon payment in May 2010, at an interest rate of 7% per annum.  This has been converted to regular payments of principal and interest.

•

Equipment Loans, for $49,497, to finance the acquisition of two vehicles, payable in monthly installments at and interest rate of 5.34%.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,560,012 for 2009 and had a net loss of $173,539 at December 31, 2008. In addition, at December 31, 2009 View Systems, Inc. had a retained earnings deficit of $22,324,434. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $1,360,012 for the fiscal year ended December 31, 2009 and net cash used in operations of $217,926 for the fiscal year ended December 31, 2009.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2010, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2009 was $1,560,012 and our net loss for the year ended December 31, 2008 was $173,539.  Our retained deficit was $22,324,434 at December 31, 2009.  We are unable to fund our day-to-day operations through revenues alone , and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2009. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2009, and December 31, 2008 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 5 6. 9% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than ’s , our CEO ’s , voting preferred stock, our directors and officers have the power to vote approximately 57.6% of common shares ( based on the assumed effects of conversion of all of Mr. Than’s preferred stock ) as of the date of this report.   Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.   A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Amendment No. 2 to Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

As a “smaller reporting company”, the Company is not required to provide this information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

C O N T E N T S

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                                                                           2228 South Fraser Street

 Fax (303)369-9384                                                                                                                                  Unit 1

e-mail  larryodonnelcpa@comcast.net                                                                     Aurora, Colorado    80014

www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

View Systems, Inc.

Baltimore, Maryland

I have audited the accompanying consolidated balance sheets of View Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc.  and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,324,434 at December 31, 2009. Additionally, for the year ended December 31, 2009, the Company a net loss of $1,560,012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.

March 25, 2010

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008
	2009	2008
ASSETS
Current Assets
Cash	$70,804	$1,768
Accounts Receivable (Net of Allowance of $1,000)	251,581	88,731
Inventory	7,792	46,599

Total Current Assets	330,177	137,098

Property & Equipment (Net)	95,948	16,262

Other Assets
Licenses (Net)	892,144	997,104
Due from Affiliates	147,507	147,587
Investment	67,500	-
Deposits	7,528	7,528

Total Other Assets	1,114,679	1,152,219

Total Assets	$1,540,804	$1,305,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$486,979	$499,409
Accrued Expenses	71,912	28,650
Accrued Interest	170,518	126,155
Accrued Royalties	225,000	225,000
Loans from Shareholders	193,027	152,794
Notes Payable	637,719	559,093
Deferred Revenue	129,553	-

Total Current Liabilities	1,914,708	1,591,101

Long-Term Liabilities
Long-Term Portion of Notes Payable	39,872	-

Total Liabilities	1,954,580	1,591,101

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 950,000,000 Shares as of December 31, 2009
and 100,000,000 Shares as of December 31, 2008, $.001 Par Value,
Issued and Outstanding 79,442,369	79,442	-
Issued and Outstanding 17,175,222	-	17,175
Additional Paid in Capital	21,830,320	20,460,829
Retained Earnings (Deficit)	(22,324,434)	(20,764,422)

Total Stockholders' Equity (Deficit)	(413,776)	(285,522)

Total Liabilities and Stockholders' Equity	$1,540,804	$1,305,579
The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2009	2008

Revenues, Net	$631,757	$1,148,314

Cost of Sales	310,833	391,216

Gross Profit (Loss)	320,924	757,098

Operating Expenses
General & Administrative	407,377	396,870
Professional Fees	830,552	159,387
Bad Debts	18,370	20,265
Salaries & Benefits	563,169	388,866

Total Operating Expenses	1,819,468	965,388

Net Operating Income (Loss)	(1,498,544)	(208,290)

Other Income (Expense)
Extraordinary Item: Expired debt and related accrued interest	-	198,000
Interest Expense	(61,468)	(163,249)

Total Other Income (Expense)	(61,498)	34,751

Net Income (Loss)	$(1,560,012)	$(173,539)

Net Income (Loss) Per Share	$(0.04)	$(0.04)

Weighted Average Shares Outstanding	40,285,009	3,937,623

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2007	89,647	$896	1,245,347	$1,245	$19,930,378	$(20,590,883)

April - June 2008 - shares issued in payment of accounts payable	-	-	4,875	5	8,001	-

October - December 2008 - shares issued for cash	-	-	312,500	313	19,687	-

October - December 2008 - shares issued as payment						-
of notes payable, including accrued interest	-	-	15,000,000	15,000	485,000

October - December 2008 - shares issued for services	-	-	612,500	612	17,763	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(173,539)

Balance, December 31, 2008	89,647	896	17,175,222	17,175	20,460,829	(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April – June 2009 – shares issued for services,
Accounts payable and notes payable	-	-	18,100,000	18,100	327,500	-

April – June 2009 – shares issued as in investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	62,500	-

July – September 2009 – shares issued for services,
interest expense and notes payable	-	-	5,631,147	5,631	72,002	-

October – December 2009 – shares issued for services	-	-	20,000,000	20,000	380,000	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,560,012)

Balance, December 31, 2009	89,647	$896	79,442,369	$79,442	$21,830,320	$(22,324,434)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,560,012)	$(173,539)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	116,945	113,560
Bad Debts	18,370	20,265
Interest Expense Paid with Stock	-	65,097
Expired Debt and Accrued Interest	-	(198,000)
Stock Issued for Services and Expenses	1,014,781	18,375
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(181,220)	23,248
Inventories	38,807	39,585

Increase (Decrease) in:
Accounts Payable	114,592	2,247
Accrued Expenses	90,258	70,849
Deferred Revenue	129,553	-
Net Cash Used in Operating Activities	(217,926)	(18,313)

Cash Flows from Investing Activities:
Additions to Fixed Assets	(28,652)	(536)
Advances (to)/ receipt from Related Party	80	(80)

Net Cash Used in Investing Activities	(28,572)	(616)

Cash Flows from Financing Activities:
Funds Advanced from Stockholders	68,630	93,496
Proceeds from Borrowing - Line of Credit	200,000	-
Proceeds from Notes Payable	50,000	-
Principal Reductions on Notes Payable	(3,096)	-
Proceeds from Stock Issuance	-	20,000
Principal Payments on Notes Payable	-	(100,000)

Net Cash Provided by Financing Activities	315,534	13,496

Increase (Decrease) in Cash	69,036	(5,433)

Cash and Cash Equivalents at Beginning of Period	1,768	7,201

Cash and Cash Equivalents at End of Period	$70,804	$1,768
The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2009	2008

Cash Paid For:
Interest	$14,473	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:

Vehicle purchases financed with notes payable	52,594	-
Notes payable paid down with common stock	231,000	500,000
Loans from shareholders paid with common stock	16,656	-
Accounts payable paid with common stock	132,250	8,006
Vehicle purchased with common stock	7,813	-
Investment made with common stock	67,500	-

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

DECEMBER 31, 2009 AND 2008

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of December 31, 2009 and 2008 consisted of unassembled parts of products.

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

Equipment

5-7 years

Software tools                                       3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $ 11,985 and $8,600, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Licenses

In connection with the acquisition on Milestone, the Company received various licenses to products developed by INEL (Idaho National Engineering and Environmental Laboratory).  Milestone transferred the licenses to View Systems, Inc., and in November 2003, two separate licenses were signed in the name of View Systems with Bechtel BWXT Idaho, LLC (BBWI).

BBWI is the management and operating contractor of the INEL under its Contract No. DE-AC07-99ID13727 (“M&O Contract”) and has the authorization, right and ability to grant the license of the Agreement.  The licenses allow View Systems to commercially develop, manufacture, use, sell and distribute processes and products embodying the U.S. Patent No. 6.150.810 “Method for Detecting the Presence of a Ferromagnetic Object Using Maximum and Minimum Magnetic Field Data”, and U.S. Patent Application S/N 10/623,372, “Communication Systems, Camera Devices, and Communication Methods”.

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the years ended December 31, 2009 and 2008 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at December 31, 2009 and 2008.  It was determined to be not  impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

DECEMBER 31, 2009 AND 2008

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2009 and 2008 were $19,737 and $17,888.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the years ended December 31, 2009 and 2008 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2009

Income (loss) from continuing operations which is the amount
that is available to common stockholders	$(1,560,012)	40,285,009	$(0.04)

Year ended December 31, 2008

Income (loss) from continuing operations which is the amount
that is available to common stockholders	$(371,539)	3,937,623	$(0.09)

Income from extraordinary item which is the amount that is
available to common shareholders	198,000	3,937,623	0.05

Basic earnings per share	$(173,539)	3,937,623	$(0.04)

2.

GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2009 and 2008, the Company incurred net losses of $1,560,012 and $173,539, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.  As noted in the auditors report, these conditions are such that the continuation of the Company as a going concern is in doubt.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2009 and 2008, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

2.

GOING CONCERN

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2009 and 2008 and decreases in expenses during 2008 made a significant contribution to working capital.  It is management’s intention to finance operations during 2010 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

3.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 200 9 AND 200 8

5.

DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of December 31, 2009 and $147,587 as of December 31, 2008 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which is controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance.  The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.  Management has determined that the advance is totally collectible.

6.

NOTES PAYABLE

Notes payable as of December 31, 2009 and 2008 consists of the following:

	2009	2008

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

	$ 162,092	$ 343,093

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. The lender has made a formal demand for payment of the loan and accrued interest	100,000	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2010. Interest accrues monthly at 7% per annum.	200,000	0

Investor A Demand loans payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	49,497	0
TOTAL	$ 677,589	$ 559,093

Principal payments for the next five years ending in December are as follows:

2010	$ 637,719
2011	10,151
2012	10,708
2013	11,294
2014	7,717

TOTAL	$ 677,589

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

7.

INCOME TAXES

               For income tax purposes the Company has net operating loss carryforwards of $21,342,673 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2009 are as follows:
Effect of net operating loss carryforward	$8,963,923
Less evaluation allowance	(8,963,923)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Year ended December 31
	2009	2008
Net loss per financial statements which approximates
net loss per income tax returns	$(1,560,012)	$(173,539)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(655,205)	(65,945)
Less valuation allowance	655,205	65,945

Net income tax expense (benefit)	$-	$-

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8

PREFERRED STOCK

Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock.  Effective in 2010 the Series A Preferred can be converted into common stock in the ratio of 15:1.  See Note 13 below.  Each share is entitled to fifteen votes and shall be entitled to vote on any matters in which common stockholders are entitled to vote.

During 2008 the Board of Directors approved a reverse split of the stock in which one new share of preferred stock was issued in exchange for each 80 shares of stock outstanding.  Accordingly, the total issued of preferred stock was adjusted from 7,171,725 shares to 89,647 shares.  The par value and the total authorized shares did not change.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

9.

OPERATING LEASE

The Company leases office and warehouse space in Baltimore, MD under a three-year noncancellable operating lease which expired in October 2008 and which was subsequently extended to August 2010.  The base rent is $3,047 per month with an annual rent escalator of 3%.   Rent expense was $47,461 and $65,766 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments required under the lease on the Baltimore offices, which expires in 2010, are $24,376.

10.

STOCK BASED COMPENSATION

During the year ended December 31, 2009 and 2008 the Company granted restricted stock to independent contractors and consultants.

Restricted Stock Grants

The Company’s Board of Directors and stockholders have approved a restricted share plan under which shares of the Company’s common stock will be granted to employees, officers and directors at the discretion of the Board of Directors.  During 2009 and 2008, the Company issued the following shares under this Plan and additional shares at the discretion of the Board of Directors:

	2009		2008
	Number of	Expense	Number of	Expense
	Of shares	Recognized	Of shares	Recognized
Officers and employees	35,305,500	$ 744,681	-	$ -
Independent contractors and consultants	9,230,000	270,100	612,500	18,375

Total	44,535,500	$1,014,781	612,500	$ 18,375

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

10.

STOCK BASED COMPENSATION

A summary of the Company’s common stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

2009
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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), but applies Accounting Principle Board Opinion No. 25 and related interpretations.  There were no stock options granted during the years ended December 31, 2009 and 2008.

11.       RELATED PARTY TRANSACTIONS

During the year certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $68,630 during 2009 and $253,496 during 2008. The additions during 2008 include a $201,197 increase as the result of one shareholder making a direct payment to pay off a promissory note and the related accrued interest which was payable by the Company an in default. These total loans from shareholders are unsecured and they have no stated interest rates. During 2008 the two shareholders converted $400,000 of the loans into 10,000,000 shares of common stock.  The total balance due on unstructured loans from shareholders amount to $193,027 at December 31, 2009 and $152,794 at December 31, 2008.  Loans from stockholders made with repayment terms are described in Note 6 above .

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

12.

EXTRAORDINARY ITEM

For the last nine years the Company has reflected on its financial statements a note payable in the amount of $110,000 which originated in 1999 as the result of an acquisition.  In addition, $88,000 of interest expense on this debt had accrued and was also reflected on the financial statements.  During 2008 the Company was advised by legal counsel that for various reasons, such as the inability to locate the note holders and the expiration of the minimum holding period as defined by the statute of limitation, that this debt was no longer legally binding.  Accordingly, the Company has adjusted this debt and the accrued interest to zero and has reflected the total expired liability of $198,000 as an extraordinary income item on the accompanying financial statements .

13.

SUBSEQUENT EVENT

On December 6, 2009 the Board of Directors and a majority of the stockholders approved an increase in the authorized shares of common stock from 100,000,000 to 950,000,000 shares and approved a change in the preferred stock which allows the preferred stock to be converted into common stock at a ratio of 15:1 at the option of the preferred share stockholder.  Subsequent to the December 31, 2009 year end, the Company notified its shareholders of the change to the rights of the preferred stock and filed its Amended and Restated Articles of Incorporation with the Nevada Secretary of State.   In accordance with SEC rules; the increase in authorized common stock is reflected retroactively in the financial statements for the year ended December 31, 2009.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 200 9 . Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 200 9 . In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 200 9 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

There are no further disclosures .

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of December 31, 2008 and December 31, 2009:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	62	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	54	Corp. Secretary and Director	1999

Martin Maassen	67	Director	1999

Michael Burton-Prateley	48	Director and Chief Financial Officer	2009

William Paul Price	62	Director and Vice President of Network Services	2009

Gunther Than, Director, Treasurer and Chief Executive Officer. Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998.  He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003.  Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technology and computer equipment.  Real View Systems was acquired by View Systems in 1998.    Mr. Than is a graduate of the University of Wisconsin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2009, appear not to have been complied with to the best of our knowledge.  Forms 4 were filed late for directors Drs. Martin Maassen and Michael Bagnoli. Forms 3 were filed late for Messrs. William Paul Price and Michael Burton-Prateley.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2009:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$476,25 0	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary

Michael Burton-Prateley	$0	As Director
	$100,000	As Chief Financial Officer

William Paul Price	$0	As Director
	$100,000	As Vice President of Network Services

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2009	$120,000		$256,250					$476,250
(Chief Executive	2008	120,000		12,000					132,000
Officer, President	2007	120,000		24,000					144,000
and Director)

Michael Bagnoli	2009	0							0
(Secretary and	2008	0							0
Director)	2007	0							0

Martin Maassen	2009	0							0
(Director)	2008	0							0
	2007	0							0

Michael Burton-Prateley	2009	0		100,000					100,000
(Chief Financial
Officer and Director)

William Paul Price	2009	0		100,000					100,000
(Vice President of
Network Services
and Director)

†   Mr. Than also receives the use of a Company car and fuel expense while on Company business.

Payroll is accrued payable to Mr. Than at the rate of $10,000 per month.  Therefore his annual rate of pay is $120,000.  In addition, during the year ended  December 31, 2009, Mr. Than was issued 10 ,000,000 shares of restricted common stock as compensation.

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

Issuance of Common Stock

The Company  authorized in December 2009 and  issue d in January 2010: (1) 5,000,0000 shares of Common Stock , par value $0.001 per share, to Gunther Than as payment for deferred compensation and bonus for 2009 under the terms of his Executive Employment Agreement with the Company ; (2)  5,000,000 shares of Common Stock, par value $0.001 per share, to Martin Maassen as inducement to continue to fund the working capital needs of the Company ; and  5,000,0000 shares of Common Stock, par value $0.001 per share, each to Michael Burton-Prateley and William Paul Price as bonus compensation  upon their appointment to the board of directors.

In February 2010 the Company issued 500,000 shares of Common Stock, par value $0.001 per share, to William Paul Price as performance based consulting compensation earned pursuant to his February 2009 consulting contract with the Company.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal years ended December 31, 2008 and 2009.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated , and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director.  Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 30 , 2010 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 83 , 903 ,369 shares of common stock outstanding as of March 30 , 2010.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Michael L. Bagnoli	Common	15,009,000 (1)	1 7 .9%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624 (2)	1 3 . 4%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	10,032,302	12. 0%
1550 Caton Center Drive, Suite E	Preferred	89,647	100%
Baltimore, Maryland 21227

Michael Burton-Prateley	Common	5,000,000	6. 0%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

William Paul Price	Common	6, 5 06,501	7. 8%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

All Directors and officers	Common	47, 758 ,4 27	5 6 . 9%
as a group	Preferred	89,647	100%

(1)   Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2)   Represents 11,210,624 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

The above table reflects share ownership as of the most recent date .  Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.   Each share of preferred stock has the equivalent of fifteen votes per share of common stock and is entitled to vote on all matters.  Accordingly, Mr. Than’s preferred stock has the voting rights of 1,344,705 common shares in addition to his ownership and voting rights to 10,032,302 common shares.

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

In October 2007, a shareholder made an unsecured loan of $116,000 with interest at 12% per year.  The amount currently outstanding is $136,880

Between May and September 2009, Michael Burton-Prateley loaned the Company a total of $50,500 and this amount is currently outstanding.  Mr. Burton-Pratel e y also received a total of 3,500,000 shares of Company common stock in May 2009 as partial payment for consulting services rendered to the Company between 2006 to approximately January 2009.  The shares were sold prior to Mr. Burton-Pratel e y’s December 2009 appointment as an officer of the Company.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant, Larry O’Donnell, CPA, PC for 2009 and the conclusion of 2008 and Davis, Sita & Company, PA, which audited 2007, which was billed in 2008, and the commencement of the audit for 2008 which was subsequently completed by Larry O’Donnell, CPA, PC.  The information displayed as 2009 includes $6,600 for Larry O’Donnell, CPA, PC and $10,000 for Davis, Sita & Company, PA.

2009

2008

Audit fees                                                       $    15,000               $     16,700

Audit related fees                                                 1,600                         6,000

Tax fees                                                                         0                        5,564

All other fees                                                                0                               0

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

ITEM 15.  EXHIBITS.

The following exhibits are filed as part of this Form 10-K:

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)

10.1

View Systems, Inc. 1999 Stock Option Plan and 1999 Restricted Share Plan (Incorporated by reference to exhibit s 10.16 and 10.9, respectively, to Form SB-2 filed January 11, 2000)

10.2

View Systems, Inc. 2000 Restricted Share Plan (Incorporated by reference to exhibit 4.1 to Schedule 14A filed May 3, 2000)

10.3

Employment agreement between View Systems and Gunther Than, dated January 1, 2003 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed April 14, 2004)

10.4

Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.5

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 30, 2010
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 30, 2010
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 30, 2010
Martin J. Maassen

/s/ Michael Burton-Prateley	Director	March 30, 2010
Michael Burton-Prateley

/s/ William Paul Price	Director	March 30, 2010
William Paul Price