Form 10-Q
period 2010-03-31
VIEW SYSTEMS INC
filed 2010-05-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $.001 par value per share	93,903,369

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$50,924	$70,804
Accounts Receivable (Net of Allowance of $1,000)	134,217	251,561
Inventory	7,792	7,792
Total Current Assets	192,933	330,177

Property & Equipment (Net)	91,207	95,948

Other Assets
Licenses	865,904	892,144
Due from Affiliates	147,507	147,507
Investment	67,500	67,500
Deposits	7,528	7,528
Total Other Assets	1,088,439	1,114,679

Total Assets	$1,372,579	$1,540,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$509,119	$486,979
Accrued Expenses	90,792	71,912
Accrued Interest	108,382	170,518
Accrued Royalties	225,000	225,000
Loans from Shareholders	190,028	193,027
Notes Payable	516,648	637,719
Deferred Revenue	60,253	129,553
Total Current Liabilities	1,700,222	1,914,708

Long-term Debt
Note payable	37,385	39,872
Total Liabilities	1,737,607	1,954,580

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 950,000,000 Shares as of December 31, 2009
and 100,000,000 as of December 31, 2008, $.001 Par Value
Issued and Outstanding 93,903,369	93,903	-
Issued and Outstanding 79,442,369	-	79,442
Additional Paid in Capital	22,322,912	21,830,320
Retained Earnings (Deficit)	(22,782,739)	(22,324,434)
Total Stockholders' Equity (Deficit)	(365,028)	(413,776)

Total Liabilities and Stockholders' Equity	$1,372,579	$1,540,804
.
The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues, Net	$263,991	$111,362

Cost of Sales	108,410	41,344

Gross Profit	155,581	70,018

Operating Expenses
Business Development	32,226	26,338
General & Administrative	106,670	101,589
Professional Fees	101,980	167,185
Salaries & Benefits	359,935	237,123

Total Operating Expenses	600,811	532,235

Net Operating Income (Loss)	(445,230)	(462,217)

Other Income (Expense)
Interest Expense	(13,075)	(19,705)

Total Other Income (Expense)	(13,075)	(19,705)

Net Income (Loss)	$(458,305)	$(481,922)

Net Income (Loss) Per Share	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	81,672,869	23,943,222

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April - June 2009 - shares issued for services,
accounts payable and notes payable	-	-	18,100,000	18,100	327,500	-

April - June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	327,500	-

July-September 2009 – shares issued for services,
Interest expense and notes payable	-	-	5,631,147	5,631	72,002	-

October - December 2009 - shares issued for services	-	-	20,000,000	20,000	380,000	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,560,012)

Balance, December 31, 2009	89,647	896	79,442,369	79,442	21,830,320	(22,324,434)

January – March 2010 – shares issued for services,
notes payable and accrued interest	-	-	14,461,000	14,461	492,592	-

Net loss for the period ended March 31, 2010	-	-	-	-	-	(458,305)

Balance, March 31, 2010	89,647	$896	93,903,369	$93,903	$22,322,912	$(22,782,739)

                                  The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(458,305)	$(481,922)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation & Amortization	31,240	27,940
Common stock issued in payment of services	330,695	311,281
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	117,344	(31,523)
Inventories	-	(66,550)
Increase (Decrease) in:
Accounts Payable	22,162	(6,768)
Accrued Expenses	18,880	27,549
Accrued Interest	14,222	18,0517
Deferred Revenue	(69,300)
Accrued Royalties	-	18,750

Net Cash Provided (Used) by Operating Activities	6,938	(182,726)

Cash Flows from Investing Activities:
Purchases of equipment	(259)	(57,599)

Net Cash Used In Investing Activities	(259)	(57,599)

Cash Flows from Financing Activities:
Loans received under a line of credit	(21,200)	196,765
Principal payments on notes payable	(2,359)	(1,547)
Loans from Shareholders	(3,000)	60,890

Net Cash Provided by Financing Activities	(26,559)	256,108

Increase (decrease) in Cash	(19,880)	15,783

Cash and Cash Equivalents at Beginning of Period	70,804	1,768

Cash and Cash Equivalents at End of Period	$50,924	$17,551

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010		2009

Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	$ 100,000		$ 100,000
Accrued interest paid with common stock	76,358		-
Vehicle purchase financed with note payable	-		54,041
Loans from shareholders repaid with common stock	-		3,156
Accounts payables paid with common stock	-		118,750
Vehicle purchased with common stock	-		7,813

Cash Paid For:
Interest	$ 4,150	$	$ 4635
Income Taxes	$ -	$	$ -

View Systems, Inc.

Notes to the Consolidated Financial Statements

March 31, 2010

GENERAL

View Systems, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2010 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on the Form 10-K for the year ended December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RE-AUDIT OF 2008 FINANCIAL STATEMENTS

We have re-audited our financial statements for the year ended December 31, 2008 as a result of the Securities and Exchange Commission’s concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.  The re-audited financial statements are included in Form 10-K/A for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on January 14, 2010.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2010 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  We introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.

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

 On November 24, 2008 and December 26, 2008, we announced that a merger with Wytan Corp. was underway.  We also announced that additional conditions to the merger closing were required by Wytan and that the merger would not occur until such time as the conditions were satisfied.  Attempts to merge ceased in November 2009 and this proposed transaction was terminated. Wytan then demanded payment for its costs incurred in connection with this attempted merger.  In February 2010 we agreed to pay $20,000 in installments, and we completed the final payment in April 2010.

On August 13, 2009 we announced the formation of a strategic technology partnership with Super Nova Resources designed to facilitate sales of Visisys Holdings, Plc.’s VisoVue personal identity recognition system.  The Company has no estimate of the impact that such a partnership may have on its revenues at this time.  The project is terminated because Super Nova Resources is defunct.

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $21,800,978.   However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

Our strategy for 2010 will be to extend our sales and service provision. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a

demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the second quarter of 2010 sufficient shares of our common stock to raise at least $2,000,000.00. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

As of March 2010, all of our outstanding equity compensation and equity incentive plans had expired by their terms.

Our current principal products and services include:

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

We license the MINI from its manufacturer and act as a distributor.   The Company established a dedicated e-commerce platform for the direct sale of this innovative product, which went online in February 2010.  As of February 2010, we are marketing the MINI to large potential users, such as real property managers, as well as to retail customers through the www.minicamsim.com website.

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

The installation of fiber optic backbones is a primary focus of Network Services.  Since March 2009 we have been a subcontractor of MasTec North America, Inc. for the installation of fiber optic cable networks.  Using a credit line provided by Lafayette Commercial Bank, in 2009 we spent more than $200,000 to purchase tools and equipment to enhance our fiber optic installation capability. The Company secured six security / surveillance installation projects at residential complexes and commercial and government locations in the Baltimore-Washington corridor.  Payment (less a 10% holdback) for our services is expected at 45 days after completion of each project.

We will continue to work with MasTec North America, Inc. on the installation of fiber cable infrastructure, as well as seek video surveillance and access control system design, installation, maintenance and support contracts in our geographical areas of proximity and strength.

7. FiberXpress, Inc.

On July 24, 2009 we entered into an asset purchase agreement to acquire FiberXpress, Inc., a company that sells specialist data network related products through its Internet web site.  The transaction closed on September 15, 2009. The FiberXpress acquisition has not resulted in meaningful sales, and we are looking for suitable options.

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

•

Installation and technical support,

•

Training and "Train the Trainer" programs, and

•

Extended service agreements.

Subsequent Event

On April 2, 2010, by majority shareholder consent, the Company adopted its 2010 Equity Incentive Plan.  Reserved for equity issuances under the Plan are 50,000,000 shares of our common stock.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months’ ended March 31, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2009.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended March 31,
	2010	2009
Revenues, net	263,991	111,362
Cost of sales	108,410	41,344
Gross profit (loss)	155,581	70,018
Total operating expenses	600,811	532,235
Profit (Loss) from operations	(445,230)	(462,217)
Total other income (expense)	(13,075)	(19,705)
Net income (loss)	(458,305)	(481,922)
Net income (loss) per share	$ (0.01)	$ (0.02)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight increase in sales of our products which resulted in a slight increase in revenues for the first quarter of 2010 compared to the first quarter of 2009.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

Our backlog at March 31, 2010 was $210,000 up from December 31, 2009, which was $215,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.   We typically ship our products weeks or months after receiving an order.   However, we are attempting to shorten this lead time to several weeks.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory.

The increase of margins from quarter to quarter was primarily the result of decreased costs and due to an increase in volume of units shipped. Management realizes that the relative margins of each product line will increase with higher volume and decrease with lower volume.

Inflation has not been a significant factor in either our price points nor in the cost of products sold.  The sales cycles are long and cross budget and annual review boundaries.  The approval for purchase process is affected by both federal funds being available and state decisions interacting with local needs and review of safety and homeland security committees comprised of sheriffs, police, fire and SWAT teams.  We have not found elasticity in price affecting decision for purchase or approval.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2010, we received cash from revenues of $263,991, repaid $21,200 on lines of credit, repaid $2,359 on notes payable, and repaid $3,000 of stockholder loans. For the three months ended March 31, 2009, we received cash from revenues of $111,362, $196,765 under a line of credit, $60,890 in loans from shareholders, and paid down $1,547 on notes payable. We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the three months ended March 31, 2010, was $458,305, as compared with a net loss of $481,922 for the three months ended March 31, 2009. Our net loss was offset by adjustments which resulted in $6,938 net cash provided by operating activities for the three months ended March 31, 2010, as compared with $182,726 net cash used in operating activities for the three months ended March 31, 2009. Our net cash used in investing activities for the three months ended March 31, 2010 was $259, as compared with $57,599 net cash used in investing activities for the three months ended March 31, 2009, both of which derived exclusively from purchases of equipment. For the three months ended March 31, 2010, our net cash was decreased by financing activities by $26,559, as compared with $256,108 net cash provided by financing activities for the three months ended March 31, 2009. For the three months ended March 31, 2010, we had a net decrease in cash of $19,880, resulting in $50,924 cash on hand, as compared with a net increase in cash of $15,783, resulting in $17,551 cash on hand for the three months ended March 31, 2009.

Management believes we will need to take the necessary steps to file a registration of common stock to fund growth and acquisitions during 2010.  Our ability to take this action will depend on our ability to pay for legal, accounting, and auditing services in conjunction with a notice to shareholders.  We have re-audited our financial statements for the year ended December 31, 2008 as a result of the Securities and Exchange Commission’s concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.  The re-audited financial statements are included in Form 10-K/A to the 2008 10-K, which was filed with the Securities and Exchange Commission on January 14, 2010.

Management intends to finance our 2010 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $2,000,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2010 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2010, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leased office and warehouse space in Baltimore, Maryland under a six-month non-cancelable operating lease, which expired February 2010.  Base rent is $3,300 per month. We continue to lease this property on a month to month basis.

Our total current liabilities increased to $1,700,222 at March 31, 2010, compared to $1,694,445 at March 31, 2009.  Our current total liabilities at March 31, 2010 included accounts payable of $509,119, accrued expenses of $90,792 accrued interest of $108,382, accrued royalties of $225,000, loans from shareholders of $190,028, notes payable (short term) of $516,648, and deferred revenue of $60,253.

As of March 31, 2010, our short and long term notes payable consist of the following:

•

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sell and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10.  The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The Company has taken steps to negotiate these defaults.  In November of 2008 the holders agreed to accept shares of common stock as payment.  The holders of these notes have received $181,000 in cash payments from the sale of stock received.  The amount currently outstanding is approximately $162,093.

This debt was settled in principal terms subsequent to the reporting period with the Company’s agreement to issue 4,500,000 shares of Company common stock.  The stock has not been issued pending negotiation of additional terms of the proposed settlement.

•

We issued unsecured convertible loans from two stockholders in the principal amount of $216,000.

The first loan of $100,000 was due in full on November 1, 2007 with interest at 7%.  In August 2009, the Holder sued the Company to enforce the note, and in January 2010 the Holder agreed to accept 3,500,000 common shares in payment of principal and interest on the note and litigation related fees, costs, and post-judgment interest. The total due under this loan at the date of settlement was $163,366.27. Should the holder not realize $163,366.27 from the sale of 3,500,000 shares, then he will be granted additional shares to resolve any shortfall, provided his sales have been in good faith.

The holder of the second note of $116,000 has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $119,480.

•

We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $178,800.  Interest is payable monthly at 7% per annum and the loan is due during 2010.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $22,087, and $25,052 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

•

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009.

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

Changes in Authorized Capital Stock and Terms of Preferred Stock

Effective March 29, 2010, we increased our authorized common stock from 100,000,000 shares to 950,000,000 shares.  We also authorized conversion rights to the Company’s Series A Preferred Stock into Common Stock at a ratio of 15:1.  In addition to certain technical corrections, we also renumbered our Articles of Incorporation.  A complete copy of our Amended and Restated Articles of Incorporation is attached as Exhibit 3(i).1 to this quarterly report.  A summary of the significant amendments to the Amended and Restated Articles of Incorporation is as follows:

Change of the Terms and Designation of Series A Preferred Stock to Series A Convertible Preferred Stock

Article II of the Amended Articles of Incorporation is amended by changing:

•

The number of shares of Authorized Common Stock to 950,000,000.

•

Section 4, entitled, “Series A Convertible Preferred Stock”, by changing the title of this section to reflect the forthcoming convertible nature of the Series A Preferred Stock (the "Series A Convertible Preferred Stock").

Article II of the Amended Articles of Incorporation is amended by adding:

•

Section 3, which provides general authority for the issuance of preferred stock.

•

Section 4.D.1., entitled, “Optional Conversion,” which states that the each holder of shares of Series A Convertible Preferred Stock shall have the right, at the holder’s option, to convert all or any portion of such Series A Convertible Preferred Stock into shares of Common Stock.

•

Section 4.D.1.i., entitled, “Conversion Ratio,” which states each share of Series A Convertible Preferred Stock shall be convertible into 15 fully paid and non-assessable shares of Common Stock.

•

Section 4.D.1.ii., entitled, “Mechanics of Optional Conversion,” which states:

•

The holders of any shares of Series A Convertible Preferred Stock may exercise their conversion rights by surrendering to the Corporation or any transfer agent of the Corporation the certificates for the shares to be converted, accompanied by written notice that the shareholder elects to convert all or a specified portion of the shares represented;

•

The Stock Conversion Date is the date on which the notice of election to convert is delivered;

•

As promptly as practicable after receiving the notice of election to convert, the Corporation shall issue and deliver to such holders a certificate or certificates for the number of full shares of Common Stock to which such holders are entitled;

•

The person in whose name the certificate or certificates of Common Stock are to be issued shall be deemed to have become a holder of record of such Common Stock on the applicable Conversion Date.

•

Section 4.D.1.iii., entitled, “Fractional Shares,” which states that no fractional shares of Common Stock shall be issued upon conversion of Series A Preferred Stock to Common Stock.  Instead of any fractional shares of Common Stock which would otherwise be issuable upon conversion, the number of full shares of Common Stock shall be rounded down to the closest whole number of shares.

•

Section 4.D.2., entitled, “Required Conversion,” which states:

•

The Corporation may, at its option, cause all of the then outstanding shares of Series A Convertible Preferred Stock to be converted into Common Stock on the terms set forth in Section 4.D.1. of the Amended and Restated Articles of Incorporation;

•

as long as the conversion is prior to the Corporation transferring all or substantially all of its assets or merging with or into another entity;

•

to do so, the Corporation must deliver notice of such conversion to the holders of Series A Convertible Preferred Stock;

•

upon delivery to the Corporation of certificates representing such shares of Series A Convertible Preferred Stock;

•

the Corporation shall request that each holder of Series A Convertible Preferred Stock deliver the stock certificates representing such Series A Convertible Preferred Stock in exchange for a stock certificate representing the Common Stock receivable upon conversion of the Series A Convertible Preferred Stock, but if the stock certificate representing the Series A Convertible Preferred Stock is not returned to the Corporation, it shall thereafter represent only the Common Stock into which the Series A Convertible Preferred Stock converted.

•

Section 5, which grants general authority to create and issue rights, warrants or options.

•

Section 6, which authorizes the Board of Directors to determine the adequacy of the consideration given for the issuance of capital stock, stock rights, or options, provides that the Board of Directors’ judgment in this regard shall be conclusive, in the absence of fraud, and provides that the Articles shall not be amended in this particular.

Increase in Authorized Common Shares

Each of the newly authorized shares of Common Stock has the same rights and privileges as previously authorized Common Stock. The new shares, like the previously authorized shares, do not have preemptive rights. The Amendment did not change the par value of the Common Stock.

The Company's Board of Directors and majority shareholders approved an increase in the number of authorized shares of outstanding Common Stock from 100,000,000 shares of Common Stock, $.001 par value, to 950,000,000 shares of Common Stock, $.001 par value.  The purpose of the amendment was to enable sufficient authorized, but unissued, Common Stock for future financing purposes.

Prior to the Record Date, the Company had authorized 10,000,000 shares of Series A Preferred Stock, of which 89,647 Series A Shares are outstanding.  Each share of Series A Preferred Stock had voting rights equal to fifteen (15) shares of Common Stock, a ratio of 15:1, which in the aggregate amounted to voting rights of 150,000,000 Common Shares, which exceeded the authorized amount of Common Shares and rights to vote Common Shares by 50,000,000.

While the change to the Series A Preferred Stock did not affect the total number of shares of authorized Series A Preferred stock, the change enabled all of the Series A Preferred Stock to be converted into an aggregate of 150,000,000 shares of Common Stock, at a Conversion Ratio of 15:1.  The conversion ratio is not subject to change.  The change also allowed the Series A Preferred Stock to be re-issuable; whereas previously any Series A Preferred Shares that were cancelled could not be reissued.

The additional 850,000,000 shares of Common Stock authorized may be utilized for public and private issuances of Common Stock or other securities convertible into Common Stock in connection with financing transactions, acquisitions or other corporate transactions, as well as stock dividends, warrants, stock option plans and other stock-based incentive or compensation programs. The availability of additional shares of Common Stock for issuance, without delay and expense of obtaining stockholder approval, will afford the Company greater flexibility in acting upon opportunities and transactions which may arise in the future.

The proposed increase in the authorized number of shares of Common Stock could have a number of effects on the Company's stockholders depending on the exact nature and circumstances of any actual issuances of authorized but unissued and unreserved shares. The increase could deter takeovers, in that additional shares could be issued (within the limits imposed by applicable law) in one or more transactions that could make a change in control or takeover of the Company more difficult. For example, additional shares could be issued by the Company so as to dilute the stock ownership or voting rights of persons seeking to obtain control of the Company. Similarly, the issuance of additional shares to certain persons allied with the Company's management could have the effect of making it more difficult to remove the Company's current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The Company is not aware of any efforts to accumulate the Company’s securities and to obtain control of the Company and has no present intention or agreement requiring the issuance of any additional shares of Common Stock other than as described herein, and other than as provided in the Company’s equity incentive and compensation plans. The Company has no present intention of soliciting a stockholder vote on any proposal, or series of proposals, to deter takeovers. In addition, an issuance of additional shares by the Company could have an effect on the potential realizable value of a stockholder's investment. In the absence of a proportionate increase in the Company's earnings and book value, a future increase in the aggregate number of outstanding shares of the Company caused by the issuance of the additional shares would dilute the earnings per share and book value per share of all outstanding shares of the Company's Common Stock. If such factors were reflected in the price per share of Common Stock, the potential realizable value of a stockholder's investment could be adversely affected. The Board, within the limitations and restrictions contained in the Amended Articles of Incorporation and without further action by the Company's holders of Common Stock, has the authority to issue Common Stock from time to time. This proposal does not affect any rights, privileges, powers or preferences of any of the Company’s common stockholders.

No dissenting stockholder will have a right of appraisal or right to receive payment for his stock by reason of such dissent.

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

In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2009, including our financial statements and the related notes thereto.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $1,560,012 for 2009 and had a net loss of $458,305 for the three months ended March 31, 2010. In addition, at March 31, 2010, the Company had a retained deficit of $22,782,739.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $158,305 for the three months ended March 31, 2010 and net cash used in operations of $6,938 for the three months ended March 31, 2010. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2010, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the quarter ending March 31, 2010 was $458,305 and our net loss for the quarter ending March 31, 2009 was $481,922. Our retained deficit was $22,782,739 at March 31, 2010. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at March 31, 2010. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $2,000,000 in additional financing within the next twelve months for operations and to develop our sales channels.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 46.1% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 46.8% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2010. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2010 to May 14, 2010, we issued an aggregate of 4,461,000 shares of our unregistered common stock, as follows:

•

On January 28, 2010 we issued 3,500,000 shares at $.0467 per share to Allen Bender in settlement of litigation to enforce the terms of a convertible promissory note plus costs of litigation, attorney’s fees, and post-judgment interest in the total amount of $163,366.27.

•

On February 17, 2010, we issued 500,000 shares at $0.03 per share to William Paul Price as compensation for his services rendered as an employee.

•

On February 22, 2010, we issued 461,000 shares at $0.0622 per share to William D. Smith as payment of interest on a note.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Effective March 29, 2010, we increased our authorized common stock from 100,000,000 shares to 950,000,000 shares.  We also authorized conversion rights to the Company’s Series A Preferred Stock into Common Stock at a ratio of 15:1.  In addition to certain technical corrections, we also renumbered our Articles of Incorporation.  A summary of the changes to our capital structure and the terms of our preferred stock is set forth above under  Item 2  - Management’s Discussion and Analysis of Financial Condition and Results of Operations – and is incorporated in this Item 5 by reference.  Also, a complete copy of our Amended and Restated Articles of Incorporation is attached as Exhibit 3(i).1 to this quarterly report.

After the reporting period, on April 2, 2010, our majority shareholders approved the Company’s 2010 Equity Incentive Plan, which reserves 50,000,000 shares of Company common stock for issuance under the Plan. A copy of the Plan is attached to this report as Exhibit 10.1.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

3(i).1

Amended and Restated Articles of Incorporation

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005  *

10.1

View Systems, Inc. 2010 Equity Incentive Plan

10.2

Employment agreement between View Systems, Inc. and Gunther Than, dated December 1, 2009 **

10.3

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. ***

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006.

**    Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010.

***  Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31,

        2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 14, 2009	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)