Form 10-Q
period 2010-06-30
VIEW SYSTEMS INC
filed 2010-08-10
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $.001 par value per share	93,343,369

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
	JUN 30,	DEC 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$ 27,158	$ 70,804
Accounts Receivable (Net of Allowance of $1,000)	118,267	251,561
Inventory	7,792	7,792
Total Current Assets	153,217	330,157

Property & Equipment (Net)	79,175	95,948

Other Assets
Licenses	839,664	892,144
Due from Affiliates	147,507	147,507
Investment	67,500	67,500
Deposits	7,528	7,528
Total Other Assets	1,062,199	1,114,679

Total Assets	$ 1,294,591	$ 1,540,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 495,913	$ 486,979
Accrued Expenses	94,985	71,912
Accrued Interest	122,604	170,518
Accrued Royalties	225,000	225,000
Loans from Shareholder	185,978	193,027
Notes Payable	555,899	637,719
Deferred Revenue	42,153	129,553
Total Current Liabilities	1,722,532	1,914,708

Long-term Debt
Note payable	37,384	39,872
Total Liabilities	1,759,916	1,954,580

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value, Issued and outstanding 89,647,	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 83,903,369	83,903	--
Issued and Outstanding 79,442,369	--	79,442
Additional Paid in Capital	22,032,912	21,830,320
Retained Earnings (Deficit)	(22,583,036)	(22,324,434)
Total Stockholders' Equity (Deficit)	(465,325)	(413,776)

Total Liabilities and Stockholders' Equity	$ 1,294,591	$ 1,540,804

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED JUN 30, 2010	THREE MONTHS ENDED JUN 30, 2009	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009

Revenues, Net	$ 214,956	$ 63,690	$ 478,947	$ 175,052

Cost of Sales	52,516	30,527	160,926	71,871

Gross Profit	162,440	33,163	318,021	103,181

Operating Expenses
Business Development	21,752	16,415	53,978	42,753
General & Administrative	136,707	239,286	243,377	340,875
Professional Fees	24,770	109,640	126,750	276,825
Salaries & Benefits	(239,324)	63,178	120,611	300,301
Total Operating Expenses	(56,095)	428,519	544,716	960,754

Net Operating Income (Loss)	218,535	(395,356)	(226,695)	(857,573)

Other Income (Expense)
Interest Expense	(18,832)	(17,294)	(31,907)	(36,999)
Total Other Income (Expense)	(18,832)	(17,294)	(31,907)	(36,999)

Net Income (Loss)	$ 199,703	$ (412,650)	$ (258,602)	$ (894,572)

Net Income (Loss) Per Share	0.00	(0.01)	(0.00)	(0.02)

Weighted Average Shares Outstanding	83,903,369	46,261,222	77,788,119	46,638,222

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April - June 2009 - shares issued for services,
accounts payable and notes payable	-	-	18,100,000	18,100	327,500	-

April - June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	327,500	-

July-September 2009 – shares issued for services,
Interest expense and notes payable	-	-	5,631,147	5,631	72,002	-

October - December 2009 - shares issued for services	-	-	20,000,000	20,000	380,000	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,560,012)

Balance, December 31, 2009	89,647	896	79,442,369	79,442	21,830,320	(22,324,434)

January – March 2010 – shares issued for services,
notes payable and accrued interest	-	-	14,461,000	14,461	492,592	-

April – June 2010 – reversal of shares issued for
services in error	-	-	(10,000,000)	(10,000)	(290,000)	-

Net loss for the period ended June 30, 2010	-	-	-	-	-	(258,602)

Balance, June 30, 2010	89,647	$896	83,903,369	$83,903	$22,032,912	$(22,583,036)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (258,602)	$ (894,572)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operations:
Depreciation & Amortization	62,480	58,380
Common stock issued in payment of services	30,695	548,881
Loss from sale of fixed assets	4,996	--
Proceeds from sale of fixed assets	2,036	--
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	133,294	3,619
Inventories	--	(42,082)
Increase (Decrease) in:
Accounts Payable	8,955	46,943
Accrued Expenses	23,073	(12,645)
Accrued Interest	28,444	35,220
Deferred Revenue	(87,400)	--
Accrued Royalties	-	37,500
Net Cash Provided (Used) by Operating Activities	(52,029)	(218,756)

Cash Flows from Investing Activities:
Purchases of equipment	(259)	(50,853)
Net Cash Used In Investing Activities	(259)	(50,853)

Cash Flows from Financing Activities:
Loans received (repaid) under a line of credit	(29,559)	198,566
Principal payments on notes payable	(4,749)	--
Loans received under notes payable	50,000	--
Loans from Shareholders	(7,050)	70,889
Net Cash Provided by Financing Activities	8,642	269,455

Increase (decrease) in Cash	(43,646)	(154)

Cash and Cash Equivalents at Beginning of Period	70,804	1,768

Cash and Cash Equivalents at End of Period	$ 27,158	$ 1,614

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009
Non Cash Investing and Financing Activities:
Notes payable paid down with common stock	100,000	181,000
Accrued interest paid with common stock	76,538	-
Vehicle purchase financed with note payable	-	54,041
Loans from shareholders repaid with common stock	-	16,656
Accounts payables paid with common stock	-	132,250
Vehicle purchased with common stock	-	7,813
Investment made with common stock	-	67,500

Cash Paid For:
Interest	$ 5,260	$ 1,226
Income Taxes	$ -	$ -

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs and develops computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc. (“Milestone”), which has developed a concealed weapons detection portal.

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

JUNE 30, 2010 AND DECEMBER 31, 2009

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of June 30, 2010 and December 31, 2009 consisted of unassembled parts of products.

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

Equipment

5-7 years

Software tools                                         3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2010 and December 31, 2009 amounted to $10,000 and $11,985, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Licenses

In connection with the acquisition of Milestone, the Company received various licenses to products developed by INEEL (Idaho National Engineering and Environmental Laboratory).  Milestone transferred the licenses to View Systems, Inc., and in November 2003, two separate licenses were signed in the name of View Systems with Bechtel BWXT Idaho, LLC (BBWI).

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

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended June 30, 2010 and December 31, 2009 was $52,480 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at June 30, 2010 and December 31, 2009.  It was determined not to be impaired. The Company has fundamentally advanced the technology under which these licenses operate  but never sought its own patent protection.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended June 30, 2010 and December 31, 2009 were $8,000 and $19,737.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Reverse Stock Split

During 2008 the Board of Directors approved a 1 for 80 reverse stock split of the issued and outstanding common and preferred stock.  The reverse split did not change the authorized shares or the par value for either class of stock.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2010 and December 31, 2009 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Six months ended June 30, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(258,602)	77,788,119	$(0.00)

Year ended December 31, 2009

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(1,560,012)	40,285,009	$(0.09)

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

2.

GOING CONCERN

The Company has incurred, and continues to incur, losses from operations.  For the periods ended June 30, 2010 and December 31, 2009, the Company incurred net losses of $258,602 and $1,560,012, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations.  It has implemented major plans for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable, and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2009 and 2008, the Company implemented marketing and information strategies to increase public awareness of its products and thereby enhance its sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2010 and 2009 and decreases in expenses during 2010 made a significant contribution to working capital.  It is management’s intention to finance operations during the remainder of 2010 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful, and the Company may be required to further reduce expenses and scale back operations.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

3.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

4.

 BUSINESS COMBINATION

The Company purchased 100% of the common stock of Milestone Technology, Inc., effective March 25, 2002.  The purchase was accomplished in two transactions.  The Company acquired 6% of Milestone in December 2001 in exchange for 500,000 shares of the Company’s common stock.  In March 2002, the Company acquired the remaining 94% of Milestone for 3,300,000 share of the Company’s common stock.  Based on the market value of the Company’s common stock ($0.55 per share in December 2001 and $0.31 per share in March 2002) the total cost of the acquisition was $1,298,000.

Milestone Technology, Inc., is a developer of concealed weapons detections systems.  Its primary product is a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size, and number of concealed weapons.

 5.

DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of June 30, 2010  and $147,587 as of December 31, 2009 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which until approximately March 2008 was controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance, but the Fight Zone, Inc.’s viability is no longer certain, and Management is exploring its collection options.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

6.

NOTES PAYABLE

Notes payable as of June 30, 2010 and December 31, 2009 consists of the following:

	JUN 30, 2010	DEC 31, 2009
Investor/stockholder Group During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum. After the reporting period, the balance due was settled for the issuance of 4,500,000 shares of Company common stock.	$162,092	$162,092

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. This debt was settled in 2010 for 3,500,000 shares of common stock.	0	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 that commenced in December 2009 with a balloon payment in the amount $175,630 due in May 2010. Interest accrues monthly at 7% per annum. We have continued to make monthly payments, and the balloon provision has not been exercised.	170,441	200,000

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to 5,005,562 shares of common	50,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	44,750	49,497

TOTAL	$ 593,283	$ 677,589

Principal payments for the next five years are as follows:
2010	$ 555,899
2011	10,151
2012	10,708
2013	11,294
2014	5,231
TOTAL	$ 593,283

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

7.

INCOME TAXES

               For income tax purposes the Company has net operating loss carryforwards of $21,342,673 as of December 31, 2009 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2009 are as follows:
Effect of net operating loss carryforward	$8,963,923
Less evaluation allowance	(8,963,923)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Period ended
	June 30,	December 31,
	2010	2009
Net loss per financial statements which approximates
net loss per income tax returns	$(258,602)	$(1,560,012)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(108,613)	(655,205)
Less valuation allowance	108,613	655,205

Net income tax expense (benefit)	$-	$-

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8

PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services.  The issuance had been previously authorized by the Board of Directors.  Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the corporation of $0.01 per share before any payment or distribution is made to the holders of common stock.  Effective in 2010 the Series A Preferred can be converted into common stock in the ratio of 15:1.  See note 13 below.  Each Series A Preferred share is entitled to fifteen votes of common stock and shall be entitled to vote on any matters brought to a vote by the common stockholders.

During 2008 the Board of Directors approved a reverse split of the stock in which one new share of preferred stock was issued in exchange for each 80 shares of preferred stock outstanding.  Accordingly, the total issued of preferred stock was adjusted from 7,171,725 shares to 89,647 shares.  The par value and the total authorized preferred shares did not change.

9.

OPERATING LEASE

The Company leases office and warehouse space in Baltimore, MD under a three-year non-cancellable operating lease which expired in October 2008 and which was subsequently extended to August 2010.  The base rent is $3,047 per month with an annual rent escalator of 3%.   Rent expense was $26,436 and $47,461 for the periods ended June 30, 2010 and December 31, 2009, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

10.

STOCK BASED COMPENSATION

During the periods ended June 30, 2010 and December 31, 2009 the Company granted restricted stock to independent contractors and consultants as payment for services rendered.

Restricted Stock Grants

Our 1999 Restricted Share Plan terminated automatically pursuant to the terms of its agreement on March 1, 2009.

Our 2000 Restricted Share Plan terminated automatically pursuant to the terms of its agreement on March 15, 2010.

On April 2, 2010, the Company adopted its 2010 Equity Incentive Plan.  Reserved for equity issuances under the Equity Incentive Plan are 50,000,000 shares of our common stock.  No equity issuances have been made from the 2010 Equity Incentive Plan.

On June 1, 2010, the Company adopted its 2010 Service Provider Stock Compensation Plan.  Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock.  No equity issuances were made during the reporting period from the 2010 Service Provider Stock Compensation Plan.

During 2010 and 2009, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2010		2009
	Number of	Expense	Number of	Expense
	Of shares	Recognized	Of shares	Recognized
Officers and employees	500,000	$ 15,000	35,305,500	744,681

Independent contractors and consultants	0	0	9,230,000	270,100

Total	500,000	$ 15,000	44,535,500	$ 1,014,781

Independent contractors and consultants’ expense was based on the estimated value of services rendered.

Stock Option Awards

Our 1999 Stock Option Plan terminated automatically pursuant to the terms of its agreement on March 1, 2009.   Footnote 10 in our Form 10-K for the year ended December 31, 2009 should have  reported that 1,346 stock options (adjusted for stock split in 2008) were expired as of March 1, 2009. Instead, the stock option table in footnote 10 incorrectly reported these options as being outstanding at December 31, 2009.

On April 2, 2010, the Company adopted its 2010 Equity Incentive Plan, which authorized, among other forms of incentives, the issuance of stock options.  Reserved for equity issuances under the 2010 Equity Incentive Plan are 50,000,000 shares of our common stock.  No equity issuances have been made from the 2010 Equity Incentive Plan.  Stock options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market price as established on the date of the grant.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

11.

RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $68,630 during 2009 and none during the six months ended June 30, 2010.  The total balance due on unstructured loans from shareholders amount to $185,978 at June 30, 2010 and $193,027 at December 31, 2009.  Loans from stockholders made with repayment terms are described in Note 6 above.

12.

 CORRECTION FOR DUPLICATIVE STOCK ISSUANCE

On January 13, 2010, we inadvertently issued a total of 10,000,000 shares of common stock to two of our directors who had previously been issued a total of 10,000,000 shares of common stock in December 2009.  The duplicative issuance did not affect our directors’ reporting of their actual stock holdings.  However, the duplicative stock issuance was recorded in our financial statements and reported on Form 10-Q for the period ending March 31, 2010.   We have reversed the expense item attributed to the duplicative stock issuance which results in a decrease in our expenses of $300,000 and a corresponding increase in revenue for the six months ended June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2010 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.

During 2009, the Company secured significant international sales opportunities in China and the Middle East through our respective local agents.   We anticipate further and substantial growth in the sale of ViewScans and our complimentary security technologies for the remainder of 2010 as a result of the positive feedback we received. We will continue to work closely with our overseas agents to assist them in securing new orders. In addition we will seek new agents for as yet untapped markets for ViewScan and our range of security technologies.

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

On June 15, 2010, we announced the award to us of a large-scale fiber optic contract.  This award represents another subcontracting job in a series of subcontracting jobs we have provided to MasTec North America, Inc. for whom we have installed fiber optic cable since March 2009.

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

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the third or fourth quarters of 2010 sufficient shares of our common stock to raise at least $1,000,000.00. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.  As of March 2010, our outstanding equity compensation and equity incentive plans established in 1999 and 2000 had expired by their terms.  We implemented two new plans in April and June 2010, respectively.  On April 2, 2010, by majority shareholder consent, the Company adopted its 2010 Equity Incentive Plan.  Reserved for equity issuances under the Equity Incentive Plan are 50,000,000 shares of our common stock.  On June 1, 2010, by majority shareholder consent, the Company adopted its 2010 Service Provider Stock Compensation Plan.  Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock.

Correction to Previously Reported Shares Outstanding and Expenses

Our financial statements for the quarter ended March 31, 2010 and our reporting of shares outstanding on Form 10-Q for the quarter ended March 31, 2010 overstated our expenses from stock issuance by $300,000 and reported 10,000,000 more shares outstanding than was actually the case.  The error was caused by a duplicitous January 13, 2010 instruction to our transfer agent to issue shares that had been issued in December 2009. The error did not affect the beneficial ownership reporting by shareholders.  We discovered the error and made an adjustment to our financial statements for the current period by reversing the expense item attributed to the duplicative stock issuance which resulted in a decrease in our expenses of $300,000 and a corresponding increase in revenue. We have instructed our stock transfer agent to cancel the duplicative shares.

Subsequent Event

On July 21, 2010, the Company registered the Common Stock issuable under the 2010 Equity Incentive Plan and the 2010 Service Provider Stock Compensation Plan.  A total of 100,000,000 shares are reserved for issuances under the two plans.

Products and Services

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

•

Installation and technical support,

•

Training and "Train the Trainer" programs, and

•

Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the six months’ ended June 30, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2009.

SUMMARY COMPARISON OF OPERATING RESULTS
	Six months ended June 30,
	2010	2009
Revenues, net	478,947	175,052
Cost of sales	160,926	71,871
Gross profit (loss)	318,021	103,181
Total operating expenses	544,716	960,754
Profit (Loss) from operations	(226,695)	(857,573)
Total other income (expense)	(31,907)	(36,999)
Net income (loss)	(258,602)	(894,572)
Net income (loss) per share	$ (0.00)	$ (0.02)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight increase in sales of our products which resulted in an increase in revenues for the second quarter of 2010 compared to the second quarter of 2009.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

Our backlog at June 30, 2010 was $80,000, down from March 31, 2010, which was $210,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.   We typically ship our products weeks or months after receiving an order.   However, we are attempting to shorten this lead time to several weeks.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2010, we received cash from revenues of $478,947, repaid $29,559 on lines of credit, repaid $4,749 on notes payable, and received an additional $50,000 in loans under notes payable and repaid $7,050 of stockholder loans. For the six months ended June 30, 2009, we received cash from revenues of $175,052, $198,566 under a line of credit, and $70,889 in loans from shareholders. We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the six months ended June 30, 2010, was $258,602, as compared with a net loss of $894,572 for the six months ended June 30, 2009. Our net loss was offset by adjustments which resulted in $52,029 net cash used by operating activities for the six months ended June 30, 2010, as compared with $218,756 net cash used in operating activities for the six months ended June 30, 2009. Our net cash used in investing activities for the six months ended June 30, 2010 was $259, as compared with $50,853 net cash used in investing activities for the six months ended June 30, 2009, both of which derived exclusively from purchases of equipment. For the six months ended June 30, 2010, our net cash increased by financing activities by $8,642, as compared with $269,455 net cash provided by financing activities for the six months ended June 30, 2009. For the six months ended June 30, 2010, we had a net decrease in cash of $43,646, resulting in $27,158 cash on hand, as compared with a net decrease in cash of $154, resulting in $1,614 cash on hand for the six months ended June 30, 2009.

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

Management intends to finance our 2010 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,000,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

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

Our total current liabilities decreased to $1,722,532 at June 30, 2010, compared to $1,914,708 at June 30, 2009.  Our current total liabilities at June 30, 2010 included accounts payable of $495,913, accrued expenses of $94,985 accrued interest of $122,604, accrued royalties of $225,000, loans from shareholders of $185,978, notes payable (short term) of $555,899, and deferred revenue of $42,153.

As of June 30, 2010, our short and long term notes payable consist of the following:

•

We issued notes in the aggregate amount of $343,093 pursuant to a Subscription Agreement, dated December 23, 2005, with three accredited investors;  Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC (the “Subscribers”).  We agreed to sell and the Subscribers agreed to purchase convertible promissory notes and warrants.  However, on January 6, 2006, the Subscribers consented to the removal of the warrants from the subscription agreement, with the understanding that the warrants would be reinstated after we increased our authorized common stock and the shares underlying the warrants would be registered at a later date.  The Subscribers did not receive any other additional consideration for the removal of the warrants.  The Subscribers agreed to purchase up to an aggregate of $500,000 of 8% promissory notes convertible into shares of our common stock at a per share conversion price of $0.10. The notes were originally to be due and payable by December 31, 2006.  The Subscribers agreed to purchase the promissory notes over a 5 month period in $100,000 per month installments; however, the investment threshold was never achieved, so the conversion option of the notes was terminated and the loans became due on demand with interest at 8% per annum.  As of the date of this report the investors have demanded repayment of these loans. The Company has taken steps to negotiate these defaults.  In November of 2008 the holders agreed to accept shares of common stock as payment.  The holders of these notes have received $181,000 in cash payments from the sale of stock received.  The amount outstanding as of the end of the reporting period was approximately $162,093.

This debt was settled subsequent to the reporting period with the Company’s agreement to issue 4,500,000 shares of Company common stock.  The stock was issued in July 2010.

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

•

We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $170,441.  Interest is payable monthly at 7% per annum and the loan is due during 2010.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $20,967, and $23,783 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,560,012 for 2009 and had a net loss of $258,602 for the six months ended June 30, 2010. In addition, at June 30, 2010, the Company had a retained deficit of $22,583,036.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $258,602 for the six months ended June 30, 2010 and net cash used in operations of $52,029 for the six months ended June 30, 2010. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2010, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the six months ending June 30, 2010 was $258,602 and our net loss for the six months ending June 30, 2009 was $894,572. Our retained deficit was $22,583,036 at June 30, 2010. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2010. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 44.9% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 45.7% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2010. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

After the reporting period, on July 21, 2010, the Company registered on Form S-8 a total of 100,000,000 shares of its common stock issuable pursuant to its 2010 Equity Incentive Plan and 2010 Service Provider Stock Compensation Plan.  The Board of Directors previously approved in June 2010 the issuance of 1,065,000 shares to service providers under the 2010 Service Provider Stock Compensation Plan.

The Company also authorized in June 2010 and issued in July 2010 7,375,000 shares of restricted common stock as compensation to service providers outside of the 2010 Service Provider Stock Compensation Plan as all of these compensatory arrangements were in discussions with the recipients prior to the establishment of the 2010 Service Provider Stock Compensation Plan.  The Company also agreed to include these restricted share issuances in a forthcoming Form S-1 registration statement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005  *

10.1

View Systems, Inc. 2010 Equity Incentive Plan ****

10.2

Employment agreement between View Systems, Inc. and Gunther Than, dated December 1, 2009 **

10.3

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. ***

10.4

View Systems, Inc. 2010 Service Provider Stock Compensation Plan

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

**        Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010.

***      Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31,

             2009.

****   Incorporated by reference to exhibit 10.1 to Form 10-Q for the period ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 10, 2010	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)