Form 10-Q/A
period 2010-06-30
VIEW SYSTEMS INC
filed 2010-09-13
CIK 1075857

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2010
Common Stock, $.001 par value per share	93,343,369

Purpose of This Amendment

We are amending our Form 10-Q for the period ended June 30, 2010 to correct our balance sheet’s description of our authorized shares. We reported in error that there were 100,000,000 shares of common stock authorized while the correct number of authorized shares is 950,000,000.

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

As Amended

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
Common Stock, Authorized 950,000,000 Shares, as of December 31,
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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND DECEMBER 31, 2009

6.

NOTES PAYABLE

Notes payable as of June 30, 2010 and December 31, 2009 consists of the following:

	JUN 30 2010	DEC 31, 2009

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

	$ 162,092	$ 162,092

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. This debt was settled in 2010 for 3,500,000 shares of common stock.	0	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 that commenced in December 2009 with a balloon payment in the amount $175,630 due in May 2010. Interest accrues monthly at 7% per annum. We have continued to make monthly payments, and the balloon provision has not been exercised.	170,441	200,000

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to 5,005,562 shares of common	50,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	44,750	49,497

TOTAL	$ 593,283	$ 677,589

Principal payments for the next five years are as follows:
2010	$ 555,899
2011	10,151
2012	10,708
2013	11,294
2014	5,231
TOTAL	$ 593,283

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

 The following exhibits are filed herewith:

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

VIEW SYSTEMS, INC.

Date: September 13, 2010	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)