Form 10-Q
period 2010-09-30
VIEW SYSTEMS INC
filed 2010-11-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at [November 10, 2010]
Common Stock, $.001 par value per share	[94,343,369]

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	4
	Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2010 and for the three months and nine months ended September 30, 2009	5
	Consolidated Statements of Stockholders’ Equity (deficit)	6
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and September 30, 2009	7
	Notes to the Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	[Removed and Reserved]	32
Item 5.	Other Information	33
Item 6.	Exhibits	34

SIGNATURES		34

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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
	Sep 30,	Dec 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$9,053	$70,804
Accounts receivable (net of allowance of $1,000)	197,896	251,581
Inventory	7,792	7,792
Total Current Assets	214,741	330,177

Property and equipment (net)	74,174	95,948

Other Assets
Licenses	813,424	892,144
Due from affiliates	147,507	147,507
Investment	67,500	67,500
Deposits	7,385	7,528
Total Other Assets	1,035,816	1,114,679

Total Assets	$1,324,731	$1,540,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$377,985	$486,979
Accrued expenses	116,655	71,912
Accrued interest	35,819	170,518
Accrued royalties	225,000	225,000
Loans from shareholders	129,461	193,027
Notes payable	374,524	637,719
Deferred revenue	42,153	129,553
Total Current Liabilities	1,301,597	1,914,708

Long-term Debt
Note payable	32,310	39,872
Total Liabilities	1,333,907	1,954,580

Stockholders' Equity (Deficit):
Preferred stock, authorized 10,000,000 shares, $.01 par value,
issued and outstanding 89,647	896	896
Common stock, authorized 950,000,000 Shares, $.001 par value
issued and outstanding 94,343,369	94,343	-
issued and outstanding 79,442,369	-	79,442
Additional paid in capital	22,514,084	21,830,320
Retained earnings (deficit)	(22,618,499)	(22,324,434)

Total Stockholders' Equity (Deficit)	(9,176)	(413,776)

Total Liabilities and Stockholders' Equity	$1,324,731	$1,540,804

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues, Net	$243,095	$81,384	$722,042	$256,436

Cost of Sales	34,112	36,074	195,038	107,945

Gross Profit	208,983	45,310	527,004	148,491

Operating Expenses
Business development	35,212	6,515	89,190	49,268
General and administrative	111,406	81,768	354,783	422,643
Professional fees	61,523	30,400	188,273	307,225
Salaries and benefits	63,443	50,525	184,054	350,826

Total Operating Expenses	271,584	169,208	816,300	1,129,962

Net Operating Income (Loss)	(62,601)	(123,898)	(289,296)	(981,471)

Other Income(Expense)
Gain from renegotiated debt	42,502	-	42,502	-
Interest expense	(15,364)	(16,659)	(47,271)	(53,658)

Total Other Income(Expense)	27,138	(16,659)	(4,769)	(53,658)

Net Income (Loss)	$(35,463)	$(140,557)	$(294,065)	$(1,035,129)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	89,123,369	56,626,796	83,412,869	34,430,457

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	527,489	-

April - June 2009 - shares issued for services,						-
accounts payable and notes payable			18,100,000	18,100	327,500

April - June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	-	-	5,000,000	5,000	62,500	-

July-September 2009 – shares issued for services,
Interest expense and notes payable			5,631,147	5,631	72,002

October - December 2009 - shares issued for services	-	-	20,000,000	20,000	380,000	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,560,012)

Balance, December 31, 2009	89,647	896	79,442,369	79,442	21,830,320	(22,324,434)

January – March 2010 – shares issued for services,
notes payable and accrued interest	-	-	14,461,000	14,461	492,592	-

April-June 2010-reversal of shares issued in error	-	-	(10,000,000)	(10,000)	(290,000)	-

July – September 2010 – shares issued for services,
notes payable, accounts payable and accrued interest	-	-	10,440,000	10,440	448,672	-

Reclassified proceeds from prior year stock issuances	-	-	-	-	32,500	-

Net loss for the period ended September 30, 2010	-	-	-	-	-	(294,065)

Balance, September 30, 2010	89,647	$896	94,343,369	$94,343	$22,514,084	$(22,618,499)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(294,065)	$(1,035,129)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation and amortization	93,720	88,820
Common stock issued in payment of services	102,995	573,881
Gain from renegotiated debt	(42,502)	-
Loss from sale of fixed assets	4,996	-
Proceeds from sale of fixed assets	2,036	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	53,665	(6,573)
Inventories	-	(42,082)
Deposits	143	-
Increase (Decrease) in:
Accounts payable	19,303	66,415
Accrued expenses	44,743	16,146
Accrued interest	40,604	51,879
Deferred revenue	(87,400)
Accrued royalties	-	56,250

Net Cash Provided (Used) by Operating Activities	(61,762)	(230,393)

Cash Flows from Investing Activities:
Purchases of equipment	(259)	(38,652)

Net Cash Used In Investing Activities	(259)	(38,652)

Cash Flows from Financing Activities:
Loans received (repaid) under a line of credit	(51,494)	252,018
Principal payments on notes payable	(7,170)	-
Loans received under notes payable	50,000	-
Loans from shareholders	8,934	18,390

Net Cash Provided by Financing Activities	270	270,408

Increase (decrease) in Cash	(61,751)	(1,363)

Cash and Cash Equivalents at Beginning of Period	70,804	1,768

Cash and Cash Equivalents at End of Period	$9,053	$3,131

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	262,092	231,000
Accrued interest paid with common stock	175,303	2,633
Vehicle purchase financed with note payable	-	54,041
Loans from shareholders repaid with common stock	40,000	16,656
Accounts payables paid with common stock	85,955	132,250
Vehicle purchased with common stock	-	7,813
Investment made with common stock	-	67,500

Cash Paid For:
Interest	$8,645	$1,226
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  Management periodically reviews the open accounts and makes a determination as to the ultimate collectability of each account.  Once it is determined that collection is in doubt the account is written off as a bad debt.  In order to provide for accounts that may become uncollectible in the future, the Company has established an allowance for doubtful accounts.  The balance of the allowance for doubtful accounts is based on management’s judgment and the Company’s prior experience with managing accounts receivable.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system.  In all cases revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.  However, the customer can also self-install or can engage another firm to provide installation and training.  Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary.  Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of September 30, 2010 and December 31, 2009 consisted of unassembled parts of products.

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

Equipment

5-7 years

Software tools                                         3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2010 and December 31, 2009 amounted to $15,000 and $11,985, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

The valuation of these licenses consist of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost of the licenses is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended September 30, 2010 and December 31, 2009 was $78,720 and $104,958, respectively.  Consistent with SFAS No. 142, the license was also analyzed to determine if any impairment existed at September 30, 2010 and December 31, 2009.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended September 30, 2010 and December 31, 2009 were $20,696 and $19,737.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2010 and December 31, 2009 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Nine months ended September 30, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(294,065)	83,412,869	$(0.00)

Year ended December 31, 2009

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(1,560,012)	40,285,009	$(0.09)

2.

GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2010 and December 31, 2009, the Company incurred net losses of $294,065 and $1,560,012, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

 5.

DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of September 30, 2010  and $147,587 as of December 31, 2009 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which is controlled by the Chief Executive Officer of the Company.  There are no formal repayment terms associated with this advance.  The two companies enter into various transactions throughout the year to provide working capital to one another when necessary.  Management has determined that the advance is totally collectible.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

6.

NOTES PAYABLE

Notes payable as of September 30, 2010 and December 31, 2009 consists of the following:

	2010	2009

Investor/stockholder Group

During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum.  The debt was settled in 2010 for 4,500,000 shares of common stock

	$ 0	$ 162,092

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. This debt was settled in 2010 for 3,500,000 shares of common stock	0	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2010. Interest accrues monthly at 7% per annum.	148,506	200,000

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to 5,005,562 shares of common stock	50,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	42,328	49,497
TOTAL	$ 406,834	$ 677,589

Principal payments for the next five years are as follows:

2010	$ 369,450
2011	10,151
2012	10,708
2013	11,294
2014	5,231

TOTAL	$ 406,834

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

The components of the net deferred tax asset as of December 31, 2009 are as follows:
Effect of net operating loss carryforward	$8,963,923
Less evaluation allowance	(8,963,923)
Net deferred tax asset	$-

       The components of income tax expense (benefit) are as follows:

	Period ended
	September 30,	December 31,
	2010	2009
Net loss per financial statements which approximates
net loss per income tax returns	$(294,065)	$(1,560,012)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(123,507)	(655,205)
Less valuation allowance	123,507	655,205

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

9.

OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $35,419 and $47,461 for the periods ended September 30, 2010 and December 31, 2009, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

10.

STOCK BASED COMPENSATION

During the periods ended September 30, 2010 and December 31, 2009 the Company granted restricted stock to independent contractors and consultants.

Restricted Stock Grants

Our 1999 Restricted Share Plan terminated automatically pursuant to the terms of its agreement on March 1, 2009.

Our 2000 Restricted Share Plan terminated automatically pursuant to the terms of its agreement on March 15, 2010.

On April 2, 2010 the Company adopted its 2010 Equity Incentive Plan.  Reserved for equity issuances under the Equity Incentive Plan are 50,000,000 shares of our common stock.  No equity issuances have been made from the 2010 Equity Incentive Plan.

On June 1, 2010 the Company adopted its 2010 Service Provider Stock Compensation Plan.  Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock.  No equity issuances were made during the reporting period from the 2010 Service Provider Stock Compensation Plan.

  During 2010 and 2009, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2010		2009
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	500,000	$ 15,000	35,305,500	$ 744,681

Independent contractors and consultants	5,440,000	117,800	9,230,000	270,100

Total	5,940,000	$ 132,800	44,535,500	$ 1,014,781

Independent contractors and consultants’ expense was based on the estimated value of services rendered.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Stock Options and Warrants

Our 1999 Employee Stock Option Plan terminated automatically pursuant to the terms of its agreement on March 1, 2009.  Footnote 10 in our Form 10-K for the year ended December 31, 2009 should have reported that 1,346 stock options (adjusted for the stock split in 2008) were expired as of March 1, 2009.  Instead, the stock option table in Footnote 10 incorrectly reported these options as being outstanding at December 31, 2009.

On April 2, 2010, the Company adopted its 2010 Equity Incentive Plan, which authorized, among other forms of incentives, the issuance of stock options.  Reserved for equity issuances under the 2010 Equity Incentive Plan are 50,000,000 shares of our common stock.  No equity issuances have been made from the 2010 Equity Incentive Plan.  Stock options, which may be tax qualified and non-qualified, are exercisable for a period of up to ten years at prices at or above market prices as established on the date of the grant.

11.     RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $68,630 during 2009 and none during the nine months ended September 30, 2010.  The total balance due on unstructured loans from shareholders amount to $129,461 at September 30, 2010 and $193,027 at December 31, 2009.  Loans from stockholders made with repayment terms are described in Note 6 above.

12.    CORRECTION FOR DUPLICATIVE STOCK ISSUANCE

              On January 13, 2010, we inadvertently issued a total of 10,000,000 shares of common stock to two of our directors who had previously been issued a total of 10,000,000 shares of common stock in December 2009.  The duplicative issuance did not affect the directors’ reporting of their actual stock holdings.  However, the duplicative stock issuance was recorded in our financial statements and reported on Form 10-Q for the period ended March 31, 2010.  We have reversed the expense item attributed to the duplicative stock issuance which results in a decrease in our expenses of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2010 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  There have been a net of seventeen sales in 2010 to date.

During 2009, the Company secured significant international sales opportunities for ViewScan in China and the Middle East through our respective local agents.   However, no sales have occurred in China in 2010, and we have been unable to fill orders from the Middle East due to personnel issues in our product assembly locations.  We will continue to work closely with our overseas agents to assist them in securing new orders and to resolve our product assembly issues.  In addition we will seek new agents for as yet untapped markets for ViewScan and our range of security technologies.

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

Fiber optic contract installations peaked for 2010 in the summer months.  This market is seasonal and is anticipated to slow in the fall and winter months.

Our strategy for 2011 for ViewScan will be to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the fourth quarter of 2010 sufficient shares of our common stock to raise at least $1,000,000.00. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

Subsequent Event

On October 7, 2010, we filed a registration statement on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock.  The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to a consultant of the Company in exchange for forgiveness of debt.  As of the date of this report, the registration statement has not been declared effective by the U.S. Securities and Exchange Commission.

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

2. Multi-Mission Mobil Video

The Multi-Mission Mobil Video (MMV) is a lightweight, wireless camera system housed in a tough, waterproof body.   The camera system sends back real-time images to a computer or video monitor at the command post located outside the exclusion zone or containment area.   The MMV is able to transmit high quality video in the most difficult environments.   The image is received from the MMV and displayed on a monitor and can be easily recorded using a common camcorder or VCR with video input.   The camera can be completely submerged for fast and easy decontamination.

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

Depending on the features of a particular system the retail price including installation can range from approximately $5,000 up to $50,000.

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

7. FiberXpress, Inc.

On July 24, 2009 we entered into an asset purchase agreement to acquire FiberXpress, Inc., a company that sells specialist data network related products through its Internet web site.  The transaction closed on September 15, 2009 with an exchange of stock and the hiring of William Paul Price. The acquisition has not been material to our financial statements.  The FiberXpress acquisition has not resulted in meaningful sales, and we are looking for suitable options.

8. Visisys Ltd .

The status of View Systems’ partnership with Visisys is uncertain.  There have not been any sales in 2010 to date from this partnership, and the Company may terminate the realtionship in the coming months.

9.   Training and Service Programs

We offer support services for our products which include:

•

On site consulting/planning with customer architect and engineers,

•

Installation and technical support,

•

Training and "Train the Trainer" programs, and

•

Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the six months’ ended September 30, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2009.

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine months ended September 30,
	2010	2009
Revenues, net	722,042	256,436
Cost of sales	195,038	107,945
Gross profit (loss)	527,004	148,491
Total operating expenses	816,300	1,129,962
Profit (Loss) from operations	(289,296)	(981,471)
Total other income (expense)	(4,769)	(53,658)
Net income (loss)	(294,065)	(1,035,129)
Net income (loss) per share	$ (0.00)	$ (0.03)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight increase in sales of our products which resulted in an increase in revenues for the third quarter of 2010 compared to the third quarter of 2009.  Management anticipates that the pace of revenues will continue to increase as the general economic situation in the world improves.

Our backlog at September 30, 2010 was $80,000, down from June 30, 2010, which was $210,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.   We typically ship our products weeks or months after receiving an order.   However, we are attempting to shorten this lead time to several weeks.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2010, we received cash from revenues of $722,042, repaid $51,494 on lines of credit, repaid $7,170 on notes payable, and received an additional $50,000 in loans under notes payable and repaid $8,934 of stockholder loans. For the nine months ended September 30, 2009, we received cash from revenues of $256,436, $252,018 under a line of credit, and $18,390 in loans from shareholders. We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the nine months ended September 30, 2010, was $294,065, as compared with a net loss of $1,035,129 for the nine months ended September 30, 2009. Our net loss was offset by adjustments which resulted in $61,762 net cash used by operating activities for the nine months ended September 30, 2010, as compared with $230,393 net cash used in operating activities for the nine months ended September 30, 2009. Our net cash used in investing activities for the nine months ended September 30, 2010 was $259, as compared with $38,652 net cash used in investing activities for the nine months ended September 30, 2009, both of which derived exclusively from purchases of equipment. For the nine months ended September 30, 2010, our net cash increased by financing activities by $270, as compared with $270,408 net cash provided by financing activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we had a net decrease in cash of $61,751, resulting in $9,053 cash on hand, as compared with a net decrease in cash of $1,363, resulting in $3,131 cash on hand for the nine months ended September 30, 2009.

After the reporting period, we filed a registration  statement to register an offering of common stock which we anticipate will  fund growth and acquisitions during the coming year.  We have re-audited our financial statements for the year ended December 31, 2008 as a result of the Securities and Exchange Commission’s concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.  The re-audited financial statements are included in Form 10-K/A to the 2008 10-K, which was filed with the Securities and Exchange Commission on January 14, 2010.

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

Commitments and Contingent Liabilities

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and the Company again renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month.  Under the current renewal the monthly lease payment is $3,077.

Our total current liabilities decreased to $1,301,597 at September 30, 2010, compared to $1,914,708 at December 31, 2009.  Our current total liabilities at September 30, 2010 included accounts payable of $377,985, accrued expenses of $116,655 accrued interest of $35,819, accrued royalties of $225,000, loans from shareholders of $129,461, notes payable (short term) of $374,524, and deferred revenue of $42,153.

As of September 30, 2010, our short and long term notes payable consist of the following:

•

We have an unsecured convertible loan from a stockholder in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000.

•

We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $148,506.  Interest is payable monthly at 7% per annum and the loan is due during 2010.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $19,833, and $22,495 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

•

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable.

•

We have a convertible promissory note in the amount of  $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into 5,005,562 shares of common stock.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,560,012 for 2009 and had a net loss of $294,065 for the nine months ended September 30, 2010. In addition, at September 30, 2010, the Company had a retained deficit of $22,618,499.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $294,065 for the nine months ended September 30, 2010 and net cash used in operations of $61,762 for the nine months ended September 30, 2010. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2010, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the nine months ending September 30, 2010 was $294,065 and our net loss for the nine months ending September 30, 2009 was $1,035,129. Our retained deficit was $22,618,499 at September 30, 2010. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at September 30, 2010. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,000,000 in additional financing within the next twelve months for operations and to develop our sales channels.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 44.5% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 45.2% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2010. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2010, we issued restricted shares to:

•

M & A Investors, LLC, Diana Vesta, LLC, and Starr Consulting, Inc., in the aggregate 4.5 million shares in settlement of a debt in the amount of $162,092 at a price per share of $0.027;

•

Russell C. Weigel, III, P.A., in the amount of 1.5 million shares in settlement of a debt in the amount of $66,147 at a price per share of $0.044;

•

Charles Gordon Davis, III, in the amount of 625,000 shares in settlement of a debt in the amount of $12,500 at a price per share of $0.02; and

•

Jerry Miller, in the amount of 750,000 shares in settlement of a debt in the amount of $20,000 at a price per share of $0.027.

On September 15, 2010, we issued 500,000 restricted shares to John P. Holms and 500,000 restricted shares to William Stamp in exchange for services rendered in the approximate amount of $5,000 each, at a price of $0.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

     1.     Filing of Registration Statement.

On October 7, 2010, the Company filed a registration statement on Form S-1 to register 50,000,000 shares of common stock  and to register for re-sale 1,500,000 shares of restricted common stock owned by a selling shareholder.

     2.     Changes in Registrant’s Certifying Accountant.

(a)   Previous Independent Auditors:

(i)   We received a letter dated October 26, 2010 from our independent accounting firm Larry O’Donnell, CPA, P.C., which was addressed generically to its clients. In the letter the audit firm explained that it was resigning as the auditor of all of its public company clients and had sold that segment of his practice to another firm

(ii)  Larry O’Donnell, CPA, P.C. ’s accountant’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were its reports qualified or modified as to uncertainty, audit scope, or accounting principles, but with the exception that, in its reports on the Company’s financial statements for the years ended December 31, 2009 and December 31, 2008, Larry O’Donnell, CPA, P.C. reported that the Company’s financial statements have been prepared assuming that the Company will continue as a going concern. As the certifying accountant’s opinion pertained to the year ended December 31, 2009, the reason for this opinion was that the Company has incurred ongoing operating losses and has accumulated debts. In addition, certain notes payable have come due and the note holders have demanded payment. In the opinion of Larry O’Donnell, CPA, P.C., these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

(iii)  In connection with its review of the Company’s financial statements during the Company's two most recent fiscal years and any subsequent interim period preceding its resignation, there have been no disagreements with Larry O’Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Larry O’Donnell, CPA, P.C. would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(iv)  During the two most recent audit periods, and through the date of Larry O’Donnell, CPA, P.C.’s resignation, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

(v)  The Company requested that Larry O’Donnell, CPA, P.C. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as Exhibit 16.1 to this Form 10-Q.

(b)   New Independent Auditors:

On November 7, 2010, the Company engaged R. R. Hawkins & Associates International  PC as its independent public accounting firm.  The independent accountant was engaged to review this report and to audit the Company’s financial statements for the year ended December 31, 2010.  During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Hawkins Accounting regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

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

10.2

Employment agreement between View Systems, Inc. and Gunther Than, dated December 1, 2009 **

10.3

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems,

                 Inc. ***

10.4

View Systems, Inc. 2010 Service Provider Stock Compensation Plan *****

16.1         Letter from Larry O'Donnell, CPA, P.C. to the Securities and Exchange Commission dated November 15,

                2010

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

*****Incorporated by reference to exhibit 10.4 to Form 10-Q for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: November 12, 2010	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)