Form 10-K
period 2010-12-31
VIEW SYSTEMS INC
filed 2011-03-10
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

[X] YES   [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES   [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ] YES   [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2010 was $629,324.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   97,410,189 shares of common stock are outstanding as of March 7, 2011.

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

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan.  We have penetrated four major market segments for this product: correctional facilities, courts, probation offices and federal facilities in the Mid-Atlantic States, the West Coast and the South.  In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder.  The markets for these units are first responder units such as the National Guard, Coast Guard, Army, state law enforcement agencies and fire departments.  Both of these technologies were licensed from the U.S. Department of Energy's Idaho National Engineering Laboratory ("INEL").  Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture some components of our products.

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

The complete MMV is fully deployed by one person in a stand-alone configuration in less than 10 minutes.   The system is battery operated and can operate for eight continuous hours using one set of spare camera batteries.   We sell this base product for approximately $9,000 retail, but the cost can be as high as $18,500 depending on additional special features such as the extension link and encryption capabilities.

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

We license the MINI from its manufacturer and act as a distributor.  The Company established a dedicated e-commerce platform for the direct sale of this innovative product, which went online in February 2010.  We are marketing the MINI to large potential users, such as real property managers, as well as retail customers through the www.minicamsim.com website. We have had non-material amounts of revenue from MINI sales thus far, which we attribute to a lack of advertising funds and market awareness.

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

8. Visisys Ltd.

The status of View Systems’ partnership with Visisys is uncertain.  There were no sales in 2010 from this partnership, and the Company may terminate the relationship in the coming months.

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

The MMV product's market includes National Guard units and first response agencies such as fire, police, SWAT, and homeland security response teams.

The MINI is an easy to use, simple and convenient personal security monitoring device that can be purchased by individuals through an independent website, potentially through retail electronics stores, or through  commercial installers of  self-contained or centrally monitored security systems.  However, at this time we do not have retail agreements in place.  Using our technology, individuals could run their own perimeter and interior surveillance systems from their own home computer.  Real-time action at home can be monitored remotely through a modem and the Internet.  There is also the capability to make real-time monitors wireless.  An additional advantage of our technology is that it allows for the storage of information on the home computer and does not require a VCR.  This capability may reduce the expense and time of the home installation and may make installation affordable for a majority of homeowners.

Network Services fiber installation activities have positioned the Company to exploit at the regional level the widespread national demand for high speed optical fiber data networks by both businesses and consumers.   Increasing acceptance of security video surveillance suggests that there may be a demand for professional installations that we may profit from. Certainly the Company has seen a significant increase in inquiries about the design, installation and maintenance of such systems.

The association with Visisys and its market-leading ‘recognition’ software suites seems to be  an excellent fit with customer requirements for such features, not only on ViewScan products, but also for the Company’s Network Services projects.

Manufacturing

We manufacture the ViewScan portal and the ViewMaxx internally at our facilities in Baltimore, Maryland. Our third party manufacturers create several of the hardware components in our systems and we assemble our systems by combining other commercially available hardware and software together with our proprietary software.  We hold licenses for software components that are integrated into our proprietary software and installed in our systems.  We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources.

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

We also have experienced international interest from security related resellers and system integrators. Previously, we had chosen not to pursue international markets, but in 2010 we secured a sales agent in The People’s Republic of China (for the Chinese market) and in the United Arab Emirates (for the Middle East).  Both of these agents have secured significant orders for our ViewScan product, to date 22 units for China and 124 units for the Middle East and the Sub-continent.  We have decided that our business can be better served with agent relations and established distribution partners that have local presence and can distribute support and train users for all our products more widely and efficiently than can be achieved from the United States.

Marketing of the MINI is viral through use of Internet search engine optimization.  We shall be undertaking further targeted marketing campaigns for the MINI.

Backlog

As of December 31, 2010, we had a backlog of $265,000 of firm ViewScan purchase orders.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products weeks or months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

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

Major Customers

At present sales to state correctional facilities account for more than 50% of our revenues although recently we have received RFPs from schools and police departments.  In addition, in 2010 our distributor in the United Arab Emirates has ordered 80 units of ViewScans, and we have delivered to date 19 units.  We are attempting to fund the manufacture of the remaining units.  In 2010, a Chinese customer ordered 50 units, and to date 22 units have been delivered.

Competition

The markets for our products are extremely competitive.  Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets.  In the weapons detection market, we compete with Ranger Security Scanners, Inc. and Garrett Electronics, Inc. in the United States, and an Italian company, CEIA SpA, which has the most sophisticated electromagnetic induction product.  In the video surveillance market we compete with numerous VCR suppliers and digital recording suppliers, including, Sensormatic Corporation, NICE Systems, Ltd., and Integral Systems.

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

The ViewScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U.S. Department of Energy.  We have not renewed our license, with the INEL to commercialize, manufacture and market the concealed weapons detection technology.   View Systems has not filed for patents and has found that the expense and difficulty of patenting this product would be financially prohibitive.

Governmental ownership of the patents is advantageous to us; however, the costs have outweighed the benefits. We have not received improvements, the promised funding or support from our government licensors. We have, however, paid money and spent time to advance the technologies.  We have obtained software licensing agreements for software operating systems components, fingerprint identification capabilities to possibly integrate into our proprietary software, and commercially available operating systems software to integrate into our proprietary product software.

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

Research and Development

We outsource improvements or changes when requested by customers and warranted financially.  For the years ended December 31, 2009 and December 31, 2010, we have spent approximately $15,000 and $20,000, respectively, on research and development.

Regulatory Environment

We are not subject to government approval or regulation in the manufacture of our products or the components in our products. However, our products are subject to certain government restrictions on sales to "unfriendly" countries and countries designated as adversarial, which may limit our sales to the international market.  In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities.  We also benefit from the recent "made in America" trade laws where non-United States manufactures must secure waivers in order to sell security and surveillance products to United States domestic end-users.

Security and surveillance systems, including cameras, raise privacy issues and our products involve both video and audio, and added features for facial identification.  The regulations regarding the recording and storage of this data are uncertain and evolving.  For example, under the Federal wiretapping statute, the audio portion of our surveillance systems may not record a person's conversation without his or her consent.  Further, there are state and federal laws associated with recording video in non-public places.

Cost and effect of compliance with environmental laws

The Company has not determined any recognizable cost related to compliance with environmental laws.

Employees

As of the date of this annual report, the Company employed approximately 7 persons, including 1 sales executive, and 3 office personnel which include 2 customer service engineers.  2 persons are part-time and we also contract with 5 independent contractors who devote a majority of their work to a variety of our projects.  Our employees are not presently covered by any collective bargaining agreement.  Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

ITEM 1A.  RISK FACTORS.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $513,353 for 2010 and had a net loss of $1,560,012 at December 31, 2009. In addition, View Systems, Inc. had a retained earnings deficit of $22,837,787 at December 31, 2010, as compared with $22,324,434 at December 31, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $513,353 for the fiscal year ended December 31, 2010 and net cash used in operations of $51,821 for the fiscal year ended December 31, 2010.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2010 was $513,353 and our net loss for the year ended December 31, 2009 was $1,560,012.  Our retained deficit was $22,837,787 at December 31, 2010.  We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2010. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2010, and December 31, 2009 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our sales channels.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.   We are attempting to raise at least $1 million through an offering of securities.

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

WE MUST SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND MANAGE THE COSTS ASSOCIATED WITH PRODUCING SEVERAL PRODUCT LINES TO BE SUCCESSFUL.

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer needs.  For example, our short term success will depend on the continued acceptance of the Multi-Mission Mobil Video and the ViewScan portal product line. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 43.1% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 43.8% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Amendment No. 2 to Form 10-K for the fiscal year ending December 31, 2008, we have been required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The market price of our common stock may be higher or lower than the price you may pay for your Shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

A majority of the currently outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is also available to our affiliate shareholders because the OTCBB is an “automated quotation system” and, accordingly, market based volume limitations are available for securities quoted only over the OTCBB.  However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our Common Stock in the over-the-counter market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. This location serves as both the Company’s principal executive office and the manufacturing and assembly location for our proprietary products.  A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this report we are not a party to any material legal proceedings.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "VYST.OB" up to October 2008 and from October 17, 2008 under the symbol “VSYM.OB” and is traded over the counter. The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. The source of the following information is www.finance.yahoo.com.

OTC Bulletin Board (1)

FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$ 0.02	$ 0.01(2)
Third Quarter	$ 0.03	$ 0.01
Second Quarter	$ 0.06	$ 0.01
First Quarter	$ 0.12	$ 0.04

FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$ 0.11	$ 0.01
Third Quarter	$ 0.03	$ 0.02
Second Quarter	$ 0.05	$ 0.01
First Quarter	$ 0.20	$ 0.02
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Actual lowest daily price is believed to be $0.006 per share, but sub-penny historical price information is not available for our common stock on www.finance.yahoo.com.

Shareholders of Record

As of December 31, 2010, there were approximately 273 holders of record of our common stock, not including holders who hold their shares in street name.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,000,000(1)	-	50,000,000(2)
Equity compensation plans not approved by security holders	-	-	-
Total	50,000,000	-	50,000,000

(1)

Represents shares reserved for the Company’s 2010 Equity Incentive Plan.

(2)

Represents shares reserved for the Company’s 2010 Service Provider Stock Compensation Plan.

General Information About the 2010 Equity Incentive Plan

The 2010 Equity Incentive Plan (“EIP”)  is intended to attract, motivate, and retain employees of the Company, consultants who provide significant services to the Company, and members of the Board of Directors of the Company who are not employees of the Company.  The EIP is designed to further the growth and financial success of the Company by aligning the interests of the participants, through the ownership of stock and through other incentives, with the interests of the Company’s stockholders.

Benefits under the 2010 EIP. As defined under the 2010 EIP, the Board may grant any one or a combination of Incentive Stock Options (within meaning of the Code), Non-Qualified Stock Options, Restricted Stock, as well as Performance Awards (collectively, “Awards”).

Administration of the 2010 Equity Incentive Plan. The EIP will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a Compensation Committee to be appointed by the Board (the “Committee”), which Committee may be comprised of two or more “outside directors” as described in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to certain limitations in the 2010 EIP, the Board establishes the terms and conditions of awards granted under the 2010 EIP, interprets the 2010 EIP and all awards under the 2010 EIP, and administers the 2010 EIP.

Eligible Participants under the 2010 EIP. Except for Incentive Stock Options which may only be granted to Employees of the Company, Awards under the 2010 EIP may be granted to Employees, Directors, and Consultants of the Company (as such terms are defined in the 2010 EIP) who are designated by the Board. No employee may receive Awards under this 2010 EIP in any given year which, singly or in the aggregate, cover more than 150,000 shares of the Company’s Common Stock.

Shares Available under the 2010 EIP. The aggregate number of shares of Common Stock that may be issued or transferred to grantees under the 2010 EIP shall not exceed 50,000,000 shares. If there is a stock split, stock dividend or other relevant change affecting the Company’s shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding Awards made before such event. If shares under an Award are not issued or transferred, those shares would again be available for inclusion in future Award grants.

 Awards Under the 2010 EIP

Stock Options. The Board may grant options qualifying as incentive stock options under the Code and nonqualified stock options. The term of an option shall be fixed by the Board, but shall not exceed ten years. In the case of death of the holder of the option or upon the termination, removal or resignation of the option holder for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2010 EIP), an option may be extended for up to 12 months depending on the circumstances. The option price shall not be less than the fair market value of the Common Stock on the date of grant. In the case of an award of Incentive Options to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent corporation or subsidiary corporation as those terms are defined in the Code, the option price shall not be less than 110% of the fair market value of the Common Stock on the date of grant and the option term shall not exceed five years from date of grant. Payment of the option price may be by cash or, with the consent of the Board, by tender of shares of Common Stock having an equivalent fair market value or delivery of shares of Common Stock for which the option is being exercised to a broker for sale on behalf of the option holder. With respect to Incentive Options, the aggregate fair market value of shares of Common Stock for which one or more options granted may for the first time become exercisable during any calendar year shall not exceed $100,000.

Restricted Stock. The Board may also award shares of Restricted Stock. The shares will be issued as restricted stock within the meaning of Rule 144 of the Securities Act of 1933, as amended. Such grant would set forth the terms and conditions of the award, including the imposition of a vesting schedule during which the grantee must remain in the employ of the Company in order to retain the shares under grant. If the grantee’s employment terminates during the period, the grant would terminate and the grantee would be required to return any unvested shares to the Company. However, the Board may provide complete or partial exceptions to this requirement as it deems equitable. Unless an Award specifically provides otherwise, any shares not otherwise vested shall vest upon the death, disability, termination, removal or resignation of the grantee for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2010 EIP). The grantee cannot dispose of the shares prior to the expiration of forfeiture restrictions set forth in the grant. During this period, however, the grantee would be entitled to vote the shares and, at the discretion of the Board, receive dividends. Each certificate would bear a legend giving notice of the restrictions in the grant.

Performance Awards. The Board may grant Performance Units or Performance Shares in consideration of services performed or to be performed, under which payment may be made in shares of the Common Stock, a combination of shares and cash, or cash if the performance of the Company or any subsidiary or affiliate of the Company selected by the Board meets certain goals established by the Board during an award period. The Board would determine the goals, the length of an award period and the minimum performance required before a payment would be made. In order to receive payment, a grantee must remain in the employ of the Company until the completion of, and settlement under, the award period, except that the Board may provide complete or partial exceptions to that requirement as it deems equitable.

Other Stock or Performance-Based Awards. The Board also may grant shares of Common Stock or performance based Awards on the terms and conditions it determines in its discretion, as well as other rights not an Award otherwise described in the 2010 EIP but is denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock or cash as are deemed by the Board to be consistent with the purposes of the 2010 EIP. Such other stock or performance-based Awards may be in addition to, or in lieu of, cash or other compensation due the grantee.

Other Information about the 2010 EIP

The 2010 EIP will terminate in 2020 unless terminated earlier by our Board or extended by our Board with the approval of the stockholders.

Our Board may amend, suspend or terminate the 2010 EIP at any time, but such amendment, suspension or termination shall not adversely affect any Award then outstanding without the participant’s consent. Any amendment that would constitute a “material amendment” of the 2010 EIP (as determined by the Board, in its sole discretion, subject to the rules and regulations of the OTCBB, if any, governing the use of such term in the context of an employee benefit plan), as amended, shall be subject to stockholder approval. Likewise, if the Exchange Act requires the Company to obtain stockholder approval, then such approval will be sought.

Unless approved by stockholders or as specifically otherwise required by the 2010 EIP (for example, in the case of a stock split), no adjustments or reduction of the exercise price of any outstanding incentive may be made in the event of a decline in stock price, either by reducing the exercise price of outstanding incentives or by canceling outstanding incentives in connection with re-granting incentives at a lower price to the same individual.

Awards may be exercised only by the Employee, Director, or Consultant to whom they are granted and are generally not assignable or transferable except for limited circumstances upon a grantee’s death, or pursuant to rules that may be adopted by the Board. The Board may establish rules and procedures to permit a grantee to defer recognition of income or gain for incentives under the 2010 EIP.

It is anticipated that all members of the Board of Directors will participate in the 2010 EIP.  Although the 2010 EIP has been approved, the Board of Directors has not contracted with the Company to implement the 2010 EIP into effect.

Amendments, Termination, Alteration or Suspension of the plan will impair the rights of any participant, only if mutually agreed to, in writing and signed by the participant and the Company.

General Information about the 2010 Service Provider Stock Compensation Plan

The Company’s 2010 Service Provider Stock Compensation Plan (“SCP”) is intended to promote the interests of the Company and its subsidiaries by offering those officers, directors, employees and consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to be compensated for their services in the form of Company stock in lieu of payment in cash.

Benefits of the 2010 SCP. The 2010 SCP is registered with the SEC pursuant to the Securities Act.  Therefore, all eligible recipients accepting awards of stock for services under the SCP will receive registered stock.  Payment for services in the form of registered stock is beneficial to the Company because it preserves its cash while enabling it the possibility of receiving valuable services from service providers.  Not all service providers are expected to accept payment in Company stock.  Those service providers that accept payment for services in Company Common Stock may liquidate the stock at any time at market price provided there is sufficient volume in the stock at time of sale.  Usual investment risks in our Common Stock would apply to the stock issued pursuant to the SCP.

Administration of the 2010 SCP. The 2010 SCP initially will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a Board-appointed committee comprised of two or more “outside directors” as described in Section 162(m) of the Internal Revenue Code of 1986, as amended, for general administration of the SCP.  The Board may also delegate its authority to a committee comprised of inside directors to administrate the SCP for non-executive officers and other service providers. The Board or the respective committees establish the terms and conditions of awards granted under the 2010 SCP, interpret the 2010 SCP and all awards under the 2010 SCP, and administer the 2010 SCP.

Eligible Participants under the 2010 SCP. Awards under the 2010 SCP may be granted to employees, officers, or directors of the Company or its affiliates, and/or to consultants or advisers currently providing bona fide services to the Company or its affiliates (“Service Providers”). Awards may be made under the SCP only if, at the time of grant, a Form S-8 Registration Statement under the Securities Act (“Form S-8”) is available to register either the offer or the sale of the Company’s securities to such Service Provider because the nature of the services that the Service Provider is providing to the Company is consistent with the instructions governing the use of Form S-8, including the SEC interpretive Releases pertaining to Form S-8, then in effect.  No Award under the Plan may be made for services provided in connection with the offer or sale of securities in a capital-raising transaction or for services that directly or indirectly promote or maintain a market for the Company’s securities.

Shares Available under the 2010 SCP. The aggregate number of shares of Common Stock that may be issued or transferred to grantees under the 2010 SCP shall not exceed 50,000,000 shares. The number of shares of Stock reserved for the SCP shall be adjusted proportionally to reflect, subject to any required action by stockholders, any stock dividend or split, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares or other similar corporate change.  Available shares under a stockholder approved plan of an acquired company (as appropriately adjusted to reflect the transaction) may be used for Awards under the SCP and will not reduce the number of shares available under the SCP, subject to applicable stock exchange requirements.  The conversion of any convertible securities of the Company shall not be treated as an increase in shares effected without receipt of consideration.  If shares covered by an Award are forfeited or expire, or terminates without delivery of any stock subject thereto, those shares would again be available for inclusion in future Award grants.

Other Information about the 2010 SCP The 2010 SCP will terminate automatically in 2020 unless terminated earlier by our Board or extended by our Board with the approval of the stockholders.

Our Board may amend, suspend or terminate the 2010 SCP at any time as to any shares of Common Stock as to which awards have not been made.  An amendment shall be contingent on approval of the Company’s stockholders to the extent stated by the Board, required by applicable law or required by applicable stock exchange requirements.

Information Relating to Outstanding Shares

As of March 7, 2011, there were 97,410,189 shares of our common stock issued and outstanding and 89,647 shares of our preferred stock issued and outstanding.  Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

Of the issued and outstanding common shares, approximately 92,343,369 shares of our common stock (46,948,427 of which are owned by officers, directors and principal stock holders) have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

Recent Sales of Unregistered Securities

During 2010, we issued an aggregate of 17,967,820 shares of our unregistered common stock, after cancelling 10,000,000 shares issued to directors in error during the first quarter of 2010, as follows:

•

On January 28, 2010 we issued 3,500,000 shares at $.0467 per share to Allen Bender in settlement of litigation to enforce the terms of a convertible promissory note plus costs of litigation, attorney’s fees, and post-judgment interest in the total amount of $163,366.27.

•

On February 17, 2010, we issued 500,000 shares at $0.03 per share to William Paul Price as bonus compensation for his services rendered as an employee.

•

On February 22, 2010, we issued 461,000 shares at $0.0622 per share to William D. Smith as payment of interest on a note.

•

On July 27, 2010, we issued restricted shares to:

M & A Advisors, LLC and Diana Vesta, LLC, each receiving 1.5 million shares as assignees of a collective 3,000,000 shares issued for March 2010 and April 2010 settlements by the Company with Active Stealth, Inc., YT2K, Inc., and MBA Investors, Ltd.; and Starr Consulting, Inc., which was a recipient of an additional 1.5 million shares (an aggregate of 4.5 million shares issued in total), of a debt collectively owed in the amount of $162,092 at a price per share of $0.027;

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

•

On September 15, 2010, we issued 500,000 restricted shares to John P. Holmes and 500,000 restricted shares to William Stamp in exchange for services rendered in the approximate amount of $5,000 each, at a price of $0.01 per share.

•

On November 8, 2010, we issued 857,143 restricted shares to Asher Enterprises as payment of $6,000 of principal on a note payable, at a price of $0.012 per share.

•

On November 29, 2010, we issued 1,209,677 restricted shares to Asher Enterprises as payment of $7,000 of principal on a note payable, at a price of $0.01 per share.

•

On December 21, 2010, we issued 1,000,000 restricted shares to Russell Holmes for business development services, at a price of $0.005 per share.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

We issued an aggregate of 62,267,147 shares of our unregistered common stock at purchase prices ranging from $0.01 to $0.0625 per share during 2009, as follows:

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

•

Michael Burton-Prateley on December 10, 2008, 500,000 shares of our common stock at $0.03 in exchange for consulting services.

•

Michael Burton-Prateley on December 10, 2008, 112,500 shares of our common stock at $0.03 in exchange for consulting services.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  The Company had a net of seventeen sales in 2010.

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

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the fourth quarter of 2010 sufficient shares of our common stock to raise at least $1,000,000.00. (As of the date of this annual report, our registration statement filed on Form S-1 has not been declared effective by the SEC). We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

We intend to use the proceeds from this registered offering to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in Common Stock registered in this offering.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Year ended December 31,
	2010	2009(*)
Revenues, net	$ 768,026	$ 631,757
Cost of sales	223,298	310,833
Gross profit (loss)	544,728	320,924
Total operating expenses	1,029,809	1,819,468
Loss from operations	(485,081)	(1,498,544)
Total other income (expense)	(28,272)	(61,468)
Net income (loss)	(513,353)	(1,560,012)
Net income (loss) per share	$ (0.01)	$ (0.04)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons detection system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2010 and 2009.

	Dec. 31, 2010	Dec. 31, 2009
Totals per financial statements	$ 768,012	$ 631,757
ViewScan	311,882	231,698
Surveillance Package	107,752	0
Fiber-optic installation	91,118	0
Service, installation, training, etc	257,260	400,059
	$ 768,012	$ 631,757

We have experienced an increase in sales of our products which resulted in an increase in revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009.   Some of this is attributable to summer seasonal revenue from our Network Services division, which was in a startup phase in 2009, but overall we have had more product sales in 2010 than in 2009. We are cautiously optimistic that revenues will continue to trend slightly upward in 2011 as the general economic situation in the world improves.

Our backlog at December 31, 2010, was $265,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products weeks or months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

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

Cost of sales include costs of products sold and shipping costs and were approximately 29% of net revenues for 2010 as compared to cost of sales of  49% of net revenues from 2009, a decrease of 20%.

For 2010 total operating expense decreased $789,659, a decrease of 43%, as compared to 2009.  Net Income (Loss) was ($513,353) in 2010, and ($1,560,012) in 2009, an improvement of $1,046,659.

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

Liquidity and Capital Resources

We have incurred losses for the past two fiscal years and had a net loss of $513,353 at December 31, 2010. We had insufficient funds to deliver our backlog in the last half of 2010.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover our all of our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2010, we received cash from revenues of $768,026, loans from shareholders of $6,934, and proceeds from notes payable of $50,000.  For the year ended December 31, 2009, we received cash from revenues of $631,757, loans from shareholders of $68,630, a line of credit for $200,000, and proceeds from notes payable of $50,000.  We have incurred losses for the past two fiscal years and had a net loss of $513,353 at December 31, 2010 as compared with a net loss of $1,560,012 for the year ended December 31, 2009.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. We will also continue to rely on the issuance of our common stock to pay for services and debt when cash is unavailable.  Management anticipates that we will continue to issue shares for services in the short term.

For the year ended December 31, 2010, we used a net amount of $51,821 of cash to finance our day to day operating activities.  We used $0.00 of our cash to purchase fixed assets.  We experienced a net reduction in cash from financing activities of $10,649 which consisted of repayment of $57,958 under a line of credit, and repayments of debt in the amount of $9,625, which was offset by additional loans from stockholders in the amount of $6,934, and proceeds from notes payable of $50,000.  This resulted in an overall net decrease in cash of $62,470.

For the year ended December 31, 2009, we used $217,926 of cash to finance our day to day operating activities.  We used $28,652 of our cash to purchase fixed assets which was offset by receipt of $80 from related parties.  We generated $315,534 from financing activities which consisted of additional loans from stockholders in the amount of $68,630, a line of credit for $200,000, and proceeds from notes payable of $50,000, less repayments of debt in the amount of $3,096.  This resulted in a net overall increase in cash of $69,036.

Management intends to finance our 2011 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month.

We have a registered offering of common stock pending with the U.S Securities and Exchange Commission.  We are seeking up to $1 million in proceeds from the sale of stock in the offering. At present, we do not have an underwriter to purchase the offering from the Company. Accordingly, unless we contract with an underwriter, we will be selling the shares directly to the public.  We cannot sell any shares in the offering unless the U.S. Securities and Exchange Commission first declares the registration statement to be effective.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2011, and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2011, then we may be required to reduce our expenses and scale back our operations.

We have re-audited our financial statements for the year ended December 31, 2009 as a result of the Securities and Exchange Commission’s notification to us that we may not rely on the opinion of our prior auditor for that year. The re-audited financial statements are included in this Form 10-K.

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

Our total current liabilities decreased to $1,351,275 at December 31, 2010 compared to $1,914,708 at December 31, 2009.  Our current total liabilities at December 31, 2010 included accounts payable of $383,695, accrued expenses of $151,839, accrued interest of $46,363, accrued royalties of $225,000, loans from shareholders of $127,461, notes payable (short term) of $374,764, and deferred revenue of $42,153.

Our total current liabilities at December 31, 2009 included accounts payable of $486,979, accrued expenses of $71,912, accrued interest of $170,518, accrued royalties of $225,000, loans from shareholder of $193,027, notes payable of $637,719, and deferred revenue of $129,553.

As of December 31, 2010, our short and long term notes payable consist of the following:

•

We have an unsecured convertible loan from former director William D. Smith in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The principal amount currently outstanding is $116,000.

•

We have a bank line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $142,042.  Interest is payable monthly at 7% per annum and the loan is due during 2011.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $18,682, and $21,190 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

•

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable.

•

We have a convertible promissory note in the amount of $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into 5,005,562 shares of common stock.  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. The balance due at December 31, 2010 was $37,000.

•

A loan of $100,000 was due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen to convert to equity.  In February 2010, agreement was reached with the holder of the loan due on November 1, 2007. The Holder agreed to accept 3,500,000 common shares in payment, which he will liquidate to realize the principal sum of $100,000 plus associated costs and fees. The total due under this loan at the date of settlement in January 2010 was $163,366.27. Should the holder not realize $163,366.27 from the sale of 3,500,000 shares, then he will be granted additional shares to resolve any shortfall, provided his sales have been in good faith.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

C O N T E N T S

Robert L. White & Associates, Inc.

Certified Public Accountants

__________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

1000 Ohio Pike, Suite 5

Phone (513) 943-1040

Cincinnati, Ohio 45245

Fax (513) 943-7760

Report of Independent Registered Public Accounting Firm

To the Board of Directors

View Systems, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of View Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above presented fairly, in all material respects, the financial position of View Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,837,787 at December 31, 2010. Additionally, for the year ended December 31, 2010, the Company had a net loss of $513,353. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robert L. White

Robert L. White & Associates, Inc.

March 7, 2010

View Systems, Inc. and Subsidiaries Consolidated Balance Sheets

	DEC 31, 2010	DEC 31, 2009

ASSETS
Current Assets
Cash	$8,334	$70,804
Accounts receivable (net of allowance of $1,000)	78,449	251,581
Inventory	2,724	7,792
Total Current Assets	89,507	330,177

Property and equipment (net)	65,774	95,948

Other Assets
Licenses	787,186	892,144
Due from affiliates	--	147,507
Intellectual Property	147,507	--
Investment	67,500	67,500
Deposits	2,872	7,528
Total Other Assets	1,005,065	1,114,679

Total Assets	$1,160,346	$1,540,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$383,695	$486,979
Accrued expenses	151,839	71,912
Accrued interest	46,363	170,518
Accrued royalties	225,000	225,000
Loans from shareholders	127,461	193,027
Notes payable	374,764	637,719
Deferred revenue	42,153	129,553
Total Current Liabilities	1,351,275	1,914,708

Long-term Debt
Note payable	10,152	39,872
Total Liabilities	1,361,427	1,954,580

Stockholders' Equity (Deficit):
Preferred stock, authorized 10,000,000 shares, $.01 par value, issued and outstanding 89,647	896	896
Common stock, authorized 950,000,000 shares, $.001 par value; issued and outstanding 97,410,189, and 79,442,369 at December 31, 2010 and 2009, respectively	97,410	79,442
Additional paid in capital	22,538,400	21,830,320
Retained earnings (deficit)	(22,837,787)	(22,324,434)

Total Stockholders' Equity (Deficit)	(201,081)	(413,776)

Total Liabilities and Stockholders' Equity	$1,160,346	$1,540,804

View Systems, Inc. and Subsidiaries Consolidated Statements of Operations
	YEAR ENDED DEC 31, 2010	YEAR ENDED DEC 31 2009

Revenues, Net	$768,026	$631,757

Cost of Sales	223,298	310,833

Gross Profit	544,728	320,924

Operating Expenses
Business development
General and administrative	515,214	407,377
Professional fees	228,934	830,552
Bad Debts	15,748	18,370
Salaries and benefits	269,913	563,169

Total Operating Expenses	1,029,809	1,819,468

Net Operating Income (Loss)	(485,081)	(1,498,544)

Other Income(Expense)
Gain from renegotiated debt	42,502	--
Interest expense	(70,774)	(61,468)

Total Other Income(Expense)	(28,272)	(61,468)

Net Income (Loss)	$(513,353)	$(1,560,012)

Net Income (Loss) Per Share	$(0.01)	$(0.04)

Weighted Average Shares Outstanding	88,885,437	40,285,009

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	$20,460,829	$(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	--	--	13,536,000	13,536	527,489	--

April - June 2009 - shares issued for services,
accounts payable and notes payable	--	--	18,100,000	18,100	327,500	--

April - June 2009 - shares issued as an investment
in stock of another company (non subsidiary)	--	--	5,000,000	5,000	62,500	--

July-September 2009 – shares issued for services,
Interest expense and notes payable	--	--	5,631,147	5,631	72,002	--

October - December 2009 - shares issued for services	--	--	20,000,000	20,000	380,000	--

Net loss for the year ended December 31, 2009	--	--	--	--	--	(1,560,012)

Balance, December 31, 2009	89,647	896	79,442,369	79,442	21,830,320	(22,324,434)

January – March 2010 – shares issued for services,
notes payable and accrued interest	--	--	14,461,000	14,461	492,592	--

April-June 2010-reversal of shares issued in error	--	--	(10,000,000)	(10,000)	(290,000)	--

July – September 2010 – shares issued for services,
notes payable, accounts payable and accrued interest	--	--	10,440,000	10,440	448,672	--

Reclassified proceeds from prior year stock issuances	--	--	--	--	32,500	--

October-December 2010 – shares issued for services,
notes payable and accrued interest	--	--	3,066,820	3,067	24,316	--

Net loss for the year ended December 31, 2010	--	--	--	--	--	(513,353)

Balance, December 31, 2010	89,647	$896	97,410,189	$97,410	$22,538,400	$(22,837,787)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries Consolidated Statements of Cash Flows
	YEAR ENDED DEC 31, 2010	YEAR ENDED DEC 31 2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(513,353)	$(1,560,012)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operations:
Depreciation and amortization	128,099	116,945
Common stock issued in payment of services	113,292	1,014,781
Bad Debts	15,748	18,370
Gain from renegotiated debt	(42,502)	--
Interest Expense Paid with Stock	4,085	--
Loss from sale of fixed assets	4,996	--
Proceeds from sale of fixed assets	2,036	--
(Increase) decrease in operating assets
Accounts receivable	157,384	(181,220)
Inventories	5,068	38,807
Other assets	4,656	--
Increase (decrease) in operating liabilities
Accounts payable	25,175	114,592
Accrued expenses	130,895	90,258
Deferred revenue	(87,400)	129,553
Net Cash Provided (Used) by Operating Activities	(51,821)	(217,926)

Cash Flows from Investing Activities:
Additions to Fixed Assets	--	(28,652)
Advances (to)/ receipt from Related Party	--	80
Net Cash Used In Investing Activities	--	(28,572)

Cash Flows from Financing Activities:
Funds Advanced from Stockholders	6,934	68,630
Loans received (repaid) under a line of credit	(57,958)	200,000
Proceeds from Notes Payable	50,000	50,000
Principal Reductions on Equipment Notes Payable	(9,625)	(3,096)
Net Cash Provided by (Used in) Financing Activities	(10,649)	315,534

Increase (decrease) in Cash	(62,470)	69,036
Cash and Cash Equivalents at Beginning of Period	70,804	1,768
Cash and Cash Equivalents at End of Period	$8,334	$70,804

Supplemental Cash Flow Information
Cash paid for interest	15,016	14,473
Cash paid for income taxes	--	--
Non Cash Investing and Financing Activities:
Notes payable paid down with common stock	275,092	231,000
Accrued interest paid with common stock	175,123	--
Vehicle purchase financed with note payable	--	52,594
Loans from shareholders repaid with common stock	40,000	16,656
Accounts payables paid with common stock	85,955	132,250
Vehicle purchased with common stock	--	7,813
Investment made with common stock	--	67,500

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs and develops computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FiberXpress, Inc., which is a company that specializes in equipment and components for the fiber optic and communication cable industries. FiberExpress, Inc. has not had a material effect on the Company’s financial statements other than to expense the shares issued in exchange for its acquisition.

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

DECEMBER 31, 2010 AND 2009

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

During 2009 the Company began to engage in the business of installing fiber optics lines in multi-family housing as a subcontractor of Mastec, Inc.  Revenue is recognized at the completion of a job and after Mastec, Inc. has approved the installation as complete.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of December 31, 2010 and 2009 consisted of unassembled parts of products.

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

Equipment

5-7 years

Software tools                                         3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended December 31, 2010 and 2009 amounted to $23,141 and $11,985, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets – Licenses and Intellectual Property

In connection with the acquisition on Milestone, the Company received, among other things, various licenses to use software that had been developed by INEEL (Idaho National Engineering and Environmental Laboratory).  In addition to the right to use this software, the Company also acquired, as a part of the Milestone purchase, various technical manuals, drawings, plans for hardware design and systems configuration and corporate expertise which, in total, comprised the intellectual property which is a significant element of the current secure scan system.   Milestone transferred the licenses to View Systems, Inc., and in November 2003, two separate licenses were signed in the name of View Systems with Bechtel BWXT Idaho, LLC (BBWI).

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended December 31, 2010 and 2009 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the intellectual property was also analyzed to determine if any impairment existed at December 31, 2010 and 2009.  It was determined to be not impaired. See also Note 4 below for additional information about Milestone Technology, Inc.

By at least 2006, the Company had fundamentally advanced the technologies beyond the relevance of the Milestone Technologies, Inc. licenses. In 2010 the Company determined that it was not strategic to reveal in a patent application the blue prints to its technology enhancements nor was it economically feasible to patent its technologies based upon current sales volumes.

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

DECEMBER 31, 2010 AND 2009

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended December 31, 2010 and 2009 were $25,862 and $19,737.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2010 and 2009 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(513,353)	88,885,437	$(0.01)

Year ended December 31, 2009

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(1,560,012)	40,285,009	$(0.09)

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

2.

GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended December 31, 2010 and 2009, the Company incurred net losses of $513,353 and $1,560,012, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment. Our retained deficit was $22,837,787 at December 31, 2010.  We do not have financing commitments in place to meet expected cash requirements for the next twelve months.

We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2009. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2010, and December 31, 2009 that expressed substantial doubt regarding our ability to continue as a going concern.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on some of the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  The Company is also seeking investors for bridge capital until it has a larger source of capital.  In addition, during 2010 and 2009, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has re-established its international markets which it believes will be a source for sales growth in the very near future.  It also was able to reduce the per unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential, and management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.

We also have a registration of securities pending with the U.S. Securities & Exchange Commission, which, when it becomes effective, will enable the Company to fund growth and acquisitions during the coming year.  Without it, Management intends to finance our 2010 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,000,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.  These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2010 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2010, then we may be required to reduce our expenses and scale back our operations.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

Milestone Technology, Inc. is a developer of concealed weapons detections systems.  Its primary product is a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size, and numbers of concealed weapons.  See also Note 1 above under “Intangible Assets – Licenses and Intellectual Property” for additional information.

 5.

DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of December 31, 2010  and $147,587 as of December 31, 2009 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

The Fight Zone, Inc. is no longer capable of repaying the debt to the Company in cash however, in settlement of the debt; it has deeded the intellectual property known as The Gator to View Systems, Inc.   View Systems, Inc. plans to continue the development of the product and to bring it to market as soon as possible.  Accordingly the asset which was formerly reflected as the receivable from The Fight Zone, Inc. has been replaced and reclassified as intellectual property.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

6.

NOTES PAYABLE

Notes payable as of December 31, 2010 and 2009 consists of the following:

	2010	2009

Investor/stockholder Group

During 2006 the Company negotiated a loan arrangement with a group of investors, directly including Active Stealth, Inc., Starr Consulting, Inc., and KCS Referral Service, LLC, and indirectly including YT2K, Inc. and MBA Investors, Ltd., who invested through Active Stealth, Inc., to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum.  The collective debt was settled in 2010 for 4,500,000 shares of common stock. We also determined that no debt was owed to KCS Referral Service, LLC, an initial subscriber to the debt, because no funds were tendered by KCS Referral Service, LLC. (See also the Subscription Agreement in Exhibit 4.2 incorporated by reference herein).

	$ 0	$ 162,092

Stockholder An unsecured loan from a stockholder/former director which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. This debt was settled in 2010 for 3,500,000 shares of common stock.	0	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder/director, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in March 2011. Interest accrues monthly at 7% per annum.	142,042	200,000

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to 2,938,742 shares of common stock.	37,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum.	39,873	49,497
TOTAL	$ 384,915	$ 677,589

Principal payments for the next five years are as follows:
2011	$ 357,679
2012	10,708
2013	11,294
2014	5,231

TOTAL	$ 384,915

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

7.

INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $21,856,026 as of December 31, 2010 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Period ended
	December 31,	December 31,
	2010	2009
Net loss per financial statements which approximates
net loss per income tax returns	$(513,353)	$(1,560,012)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(215,608)	(655,205)
Less valuation allowance	215,608	655,205

Net income tax expense (benefit)	$-	$-

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

9.

OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $47,789 and $47,461 for the periods ended December 31, 2010 and 2009, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

10.

STOCK BASED COMPENSATION

During the periods ended December 31, 2010 and 2009 the Company granted restricted stock to independent contractors and consultants.

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

During 2010 and 2009, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2010		2009
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	500,000	$ 15,000	35,305,500	$ 744,681

Independent contractors and consultants	5,889,507	143,792	9,230,000	270,100

Total	6,389,507	$ 158,792	44,535,500	$ 1,014,781

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more appropriate.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

11.     RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $68,630 during 2009 and $6,934 during the year ended December 31, 2010.  The total balance due on unstructured loans from shareholders amount to $127,461 at December 31, 2010 and $193,027 at December 31, 2009.  Loans from stockholders made with repayment terms are described in Note 6 above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2010.  In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2009 and/or December 31, 2010 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	63	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	55	Corp. Secretary and Director	1999

Martin Maassen	68	Director	1999

Michael Burton-Prateley(1)	48	Director and Chief Financial Officer	(2009-2010)

William Paul Price	62	Director and Vice President of Network Services	2009

(1) Resigned in April 2010.

Gunther Than, Director, Treasurer and Chief Executive Officer. Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998. He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technology and computer equipment. Real View Systems was acquired by View Systems in 1998.  Between March 2010 and December 2010, Mr. Than also served as an officer and director of Kalahari Greentech, Inc., a development stage manufacturer and distributor of solar power and wind energy electrical products, to which Mr. Than devoted less than 10 hours per week of his time.  Mr. Than is a graduate of the University of Wisconsin.

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

Martin Maassen, Director. Mr. Maassen became a Director in May 1999.  He formerly served as our Chairman of the Board from April 2000 to September 2002. From September 1995 to the present he is a staff physician at Lafayette Emergency Care, P.C. located in Lafayette, Indiana. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2010, appear not to have been complied with to the best of our knowledge.  Forms 4 dated March 29, 2010 and July 29, 2010 were filed late by officer and director William Paul Price.

ITEM 11.  EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2010 and 2009.  The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues.  Likewise, the cash value of Messrs. Burton-Prateley’s and Price’s respective compensation was determined in negotiations with Mr. Than that were ratified by Drs. Maassen and Bagnoli.  The Company’s limited revenues have prevented its executive, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than accrued $120,000 in salary for 2010 and 2009 and received $256,250 as the cash value of restricted stock received in 2009.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2010:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$120,000	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary

Michael Burton-Prateley	$0	As Director
	$0	As Chief Financial Officer

William Paul Price	$0	As Director
	$28,678	As Vice President of Network Services ††

†     Mr. Than is also reimbursed for his motor vehicle fuel expense.

††   The Company does not consider Mr. Price to be an executive officer.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2010	$ 120,000		$ 0					$ 120,000
(Principal Chief Executive	2009	120,000		256,250					476,250
Officer, President
and Director)

Michael Bagnoli	2010	0							0
(Secretary and	2009	0							0
Director)

Martin Maassen	2010	0							0
(Director)	2009	0							0

Michael Burton-Prateley	2010	0		0					0
(Chief Financial	2009	0		100,000					100,000
Officer and Director)(1)

William Paul Price	2010	28,678		15,000					43,678
(Vice President of	2009	0		100,000					100,000
Network Services
and Director) ††

†   Mr. Than also receives reimbursement of motor fuel expense.

††   The Company does not consider Mr. Price to be an executive officer, but he is included in this table because he is the only other management level employee.

‡   No director has been compensated for services as a director.

(1)  Resigned in April 2010.

Payroll is accrued payable to Mr. Than at the rate of $10,000 per month.  Therefore his annual rate of pay is $120,000.  In addition, during the year ended December 31, 2009, Mr. Than was issued 10,000,000 shares of restricted common stock as compensation.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Than is the only executive officer of the Company, and he has a written employment agreement.  Mr. Than’s current employment agreement was ratified as of December 1, 2009.  This agreement supersedes Mr. Than’s prior written employment agreement dated January 1, 2003.  Mr. Than’s salary has been accrued as has his entitlement to partial compensation in common stock.

The following is a summary of the pertinent parts of Mr. Than’s Employment Agreement:

•

The Company will pay Mr. Than a base salary of $10,000.00 per month, subject to increase, but not decrease (unless the parties mutually agree), as determined by the Company’s Board of Directors or by a committee of the Company’s Board of Directors;

•

Mr. Than shall also be entitled to an incentive bonus, to be determined by the Board of Directors, as well as Options to purchase the Company’s Common Stock;

•

Mr. Than shall also be entitled to per annum payment of at least 600,000 shares of Common Stock in exchange for the non-compete provision included in the Employment Agreement;

•

In the event of the involuntary termination of Mr. Than’s service with us, without cause, the Agreement provides that Mr. Than shall be paid a salary and bonus equivalent to his salary and bonus of the year prior to his termination, for a period of three years; and

•

Either party may terminate the Agreement upon at least ninety (90) days notice.  In the event Mr. Than elects to terminate the Agreement, the Company, at its discretion may relieve him of all duties and immediately terminate the Agreement, provided however, that the Company shall pay Executive the compensation he has earned until the termination date included in Mr. Than’s original termination notice.

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2008, 2009, or 2010.

Issuance of Common Stock

The Company authorized in December 2009 and  issued in January 2010: (1) 5,000,0000 shares of Common Stock, par value $0.001 per share, to Gunther Than as payment for deferred compensation and bonus for 2009 under the terms of his Executive Employment Agreement with the Company; (2) 5,000,000 shares of Common Stock, par value $0.001 per share, to Martin Maassen as inducement to continue to fund the working capital needs of the Company; and 5,000,0000 shares of Common Stock, par value $0.001 per share, each to Michael Burton-Prateley and William Paul Price as bonus compensation  (but not as director service compensation) upon their respective appointments to the board of directors.

In February 2010 the Company issued 500,000 restricted shares of Common Stock, par value $0.001 per share, to William Paul Price as performance based consulting compensation earned pursuant to his February 2009 consulting contract with the Company.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal years ended December 31, 2007, 2008, 2009, and 2010.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director.  Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.  During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors’ deliberations concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 7, 2011 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 97,410,189shares of common stock outstanding as of March 7, 2011.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Michael L. Bagnoli	Common	15,009,000 (1)	15.4%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624 (2)	11.5%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	10,032,302	10.3%
1550 Caton Center Drive, Suite E	Preferred	89,647	100%
Baltimore, Maryland 21227

William Paul Price	Common	5,696,501	5.8%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

Michael Burton-Prateley(3)	Common	5,000,000	5.1%
951 Fell St., Apt. 601
Baltimore, Maryland 21231

All Directors and officers	Common	41,948,427	43.1%
as a group	Preferred	89,647	100%

(1) Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2) Represents 11,210,624 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(3) Resigned in April 2010. Share ownership excluded from “all directors and officers” beneficial ownership calculation.

The above table reflects share ownership as of the most recent date.  Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.  Each share of Series A preferred stock has the equivalent of fifteen votes per share of common stock and is entitled to vote on all matters.  Accordingly, Mr. Than’s preferred stock has the voting rights of, and is convertible into, 1,344,705 common shares in addition to his ownership and voting rights to 10,032,302 common shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company does not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons.  The Company historically has sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with management and the Company and often provide better terms and conditions than we can obtain from unassociated sources. Also, the Company is so small that having specific policies or procedures of this type would be unworkable.

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

In October 2007, former director William D. Smith made an unsecured loan of $116,000 with interest at 12% per year.  The amount currently outstanding is $116,000.

Mr. Burton-Prateley also received a total of 3,500,000 shares of Company common stock in May 2009 as partial payment for consulting services rendered to the Company between 2006 to approximately January 2009.  The shares were sold prior to Mr. Burton-Prateley’s December 2009 appointment as an officer of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.    For the annual audit for the year ended December 31, 2010 and for performing a re-audit of the year ended December 31, 2009, we have engaged the firm of Robert L. White & Associates, Inc., CPA’s.  The financial statements for the year ended December 31, 2009 were previously audited by Larry O’Donnell, CPA PC; however, as noted earlier, we were required by the SEC to have that year re-audited.  The information displayed below includes payments made or payable to Larry O’Donnell CPA, PC.  Since the professional accounting services of Robert L. White & Associates, Inc. were not engaged until after the year ended December 31, 2010, none of that firm’s accounting fees appear below.

2010

2009

Audit fees                                                       $  11,850               $   15,000

Audit related fees                                                      0                       1,600

Tax fees                                                                       0                              0

All other fees                                                              0                              0

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

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures.  Typically, Management has sought out audit firm candidates and presented them to the audit committee.  Before the auditor renders audit and non-audit services our board of directors approves the engagement.

ITEM 15.  EXHIBITS.

The following exhibits are filed as part of this Form 10-K:

4.2

Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 (Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006)

10.1

View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2

View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3

Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2011.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 9, 2011
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 9, 2011
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 9, 2011
Martin J. Maassen

/s/ William Paul Price	Director	March 9, 2011
William Paul Price