Form 10-K/A
period 2010-12-31
VIEW SYSTEMS INC
filed 2011-03-23
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 102,440,492  shares of common stock are outstanding as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Purpose of this Amendment

The primary purpose of this amendment to our Form 10-K for the year ended December 31, 2010 is to correct a scrivener’s error in the date of the auditor’s opinion on our financial statements, which incorrectly was dated March 7, 2010 and should have been dated March 7, 2011.

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

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K/A, including our financial statements and the related notes.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 40.9% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 41.7% of common shares (based on the assumed effects of conversion of all of  Mr. Than’s preferred stock) as of the date of this amended report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

Information Relating to Outstanding Shares

As of March 21, 2011, there were 102,440,492 shares of our common stock issued and outstanding and 89,647 shares of our preferred stock issued and outstanding.  Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

Of the issued and outstanding common shares, approximately 95,373,672 shares of our common stock (46,948,427 of which are owned by officers, directors and principal stock holders) have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. We anticipate registering in the fourth quarter of 2010 sufficient shares of our common stock to raise at least $1,000,000.00. (As of the date of this amended annual report, our registration statement filed on Form S-1 has not been declared effective by the SEC). We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

We have re-audited our financial statements for the year ended December 31, 2009 as a result of the Securities and Exchange Commission’s notification to us that we may not rely on the opinion of our prior auditor for that year. The re-audited financial statements are included in this Form 10-K/A.

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

1000 Ohio Pike, Suite 5

Phone (513) 943-1040

Cincinnati, Ohio 45245

Fax (513) 943-7760

CORRECTED
Report of Independent Registered Public Accounting Firm
(THE ORIGINAL REPORT HAD AN INCORRECT REPORT DATE OF MARCH 7, 2010)

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

March 7, 2011

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 21, 2011 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 102,440,492 shares of common stock outstanding as of March 21, 2011.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Michael L. Bagnoli	Common	15,009,000 (1)	14.7%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624 (2)	10.9%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	10,032,302	9.8%
1550 Caton Center Drive, Suite E	Preferred	89,647	100%
Baltimore, Maryland 21227

William Paul Price	Common	5,696,501	5.6%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

Michael Burton-Prateley(3)	Common	5,000,000	4.9%
951 Fell St., Apt. 601
Baltimore, Maryland 21231

All Directors and officers	Common	41,948,427	40.9%
as a group	Preferred	89,647	100%

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

10.2

View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3

Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4

Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

21.1         List of Subsidiaries *

31.1

Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2011.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 23, 2011
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 23, 2011
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 23, 2011
Martin J. Maassen

/s/ William Paul Price	Director	March 23, 2011
William Paul Price