Form 10-Q
period 2011-03-31
VIEW SYSTEMS INC
filed 2011-05-16
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $.001 par value per share	102,440,492

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4
	Consolidated Statements of Operations (Unaudited) for the three months and three months ended March 31, 2011 and for the three months ended March 31, 2010	5
	Consolidated Statements of Stockholders’ Equity (deficit)	6
	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and March 31, 2010	7
	Notes to the Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	[Removed and Reserved]	32
Item 5.	Other information	32
Item 6.	Exhibits	33

SIGNATURES		34

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

View Systems, Inc. and Subsidiaries Consolidated Balance Sheets

	MAR 31, 2011	DEC 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash	$4,072	$8,334
Accounts receivable (net of allowance of $1,000)	94,120	78,449
Inventory	2,724	2,724
Total Current Assets	100,916	89,507

Property and equipment (net)	59,521	65,774

Other Assets
Licenses	760,946	787,186
Intellectual property	147,507	147,507
Investment	67,500	67,500
Deposits	29,563	2,872
Total Other Assets	1,005,516	1,005,065

Total Assets	$1,165,953	$1,160,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$440,600	$383,695
Accrued expenses	176,330	151,839
Accrued interest	57,343	46,363
Accrued royalties	225,000	225,000
Loans from shareholders	172,684	127,461
Notes payable	336,076	374,764
Deferred revenue	-	42,153
Total Current Liabilities	1,408,033	1,351,275

Long-term Debt
Note payable	24,745	10,152
Total Liabilities	1,432,778	1,361,427

Stockholders' Equity (Deficit):
Preferred stock, authorized 10,000,000 shares, $.01 par value, issued and outstanding 89,647	896	896
Common stock, authorized 950,000,000 shares, $.001 par value; issued and outstanding 102,440,492, and 97,410,189 at March 31, 2011 and December 31, 2010, respectively	102,440	97,410
Additional paid in capital	22,573,673	22,538,400
Retained earnings (deficit)	(22,943,834)	(22,837,787)

Total Stockholders' Equity (Deficit)	(266,825)	(201,081)

Total Liabilities and Stockholders' Equity	$1,165,953	$1,160,346

The accompanying notes are an integral part of these consolidated financial statements.

. View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended MAR 31, 2011	Three months ended MAR 31, 2010

Revenues, Net	$117,024	$263,991

Cost of Sales	36,015	108,410

Gross Profit	81,009	155,581

Operating Expenses
Business development	12,347	32,226
General and administrative	83,209	106,670
Professional fees	15,820	101,980
Salaries amd benefits	41,906	359,935

Total Operating Expenses	153,282	600,811

Net Operating Income (Loss)	(72,273)	(445,230)

Other Income(Expense)
Interest Expense	(33,774)	(13,075)

Total Other Income(Expense)	(33,774)	(13,075)

Net Income (Loss)	$(106,047)	$(458,305)

Net Income (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	99,925,341	81,672,869

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2009	89,647	$896	79,442,369	$79,442	$21,830,320	$(22,324,434)

January - March 2010 - shares issued for services,
notes payable and accrued interest	--	--	14,461,000	14,461	492,592	--

April – June 2010 – reversal of shares issued in error	--	--	(10,000,000)	(10,000)	(290,000)	--

July – September 2010 - shares issued for services,
notes payable, accounts payable, and accrued interest	--	--	10,440,000	10,440	448,672	--

Reclassified proceeds from prior year stock issuances	--	--	--	--	32,500	--

October - December 2010 - shares issued for services, notes payable and accrued interest	--	--	3,066,820	3,067	24,316	--

Net loss for the year ended December 31, 2010	--	--	--	--	--	(513,353)

Balance, December 31, 2010	89,647	896	97,410,189	97,410	22,538,400	(22,837,787)

January – March 2011 – shares issued in payment of
accounts payable, notes payable and accrued interest	--	--	5,030,303	5,030	35,273	--

Net loss for the period ended March 31, 2011	--	--	--	--	--	(106,047)

Balance, March 31, 2011	89,647	$896	102,440,492	$102,440	$22,573,673	$(22,943,834)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended MAR 31, 2011	For the three months ended MAR 31, 2010

Cash Flows from Operating Activities:
Net Income (Loss)	$(106,047)	$(458,305)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations
Depreciation and amortization	31,940	31,240
Common stock issued in payment of services	--	330,695
Common stock issued in payment of interest	20,303	--
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(15,671)	117,344
Deposits	(26,691)	--
Increase (Decrease) in:
Accounts payable	104,843	22,162
Accrued expenses	24,491	18,880
Accrued interest	10,980	14,222
Deferred revenue	(42,153)	(69,300)

Net Cash Provided by Operating Activities	1,995	6,938

Cash Flows from Investing Activities:
Purchases of equipment	--	(259)

Net Cash Used In Investing Activities	--	(259)

Cash Flows from Financing Activities:
Loans received (repaid) under a line of credit	--	(21,200)
Principal payments on notes payable	(51,480)	(2,359)
Loans from shareholders	45,223	(3,000)

Net Cash Provided by (Used in) Financing Activities	(6,257)	(26,559)

Increase (decrease) in Cash	(4,262)	(19,880)

Cash and Cash Equivalents at Beginning of Period	8,334	70,804

Cash and Cash Equivalents at End of Period	$4,072	$50,924

Non Cash Investing and Financing Activities:
Notes payable paid with common stock	$10,000	$100,000
Accrued interest paid with common stock	$--	$76,358
Accounts payable paid with common stock	$10,000	$--

Cash Paid For:
Interest	$2,918	$4,150
Income tax paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs and develops computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in equipment and components for the fiber optic and communication cable industries.

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

MARCH 31, 2011 AND DECEMBER 31, 2010

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

During 2009 the Company began to engage in the business of installing fiber optics lines in multi-family housing.  The fiber optics company will engage us to install lines in various configurations or multiples of individual units.  Revenue is recognized at the completion of a certain number of units and after the fiber optics company has approved the installation as complete.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of March 31, 2011 and December 31, 2010 consisted of unassembled parts of products.

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

Equipment

5-7 years

Software tools                                        3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended March 31, 2011 and December 31, 2010 amounted to $5,700 and $23,141, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended March 31, 2011 and December 31, 2010 was $26,240 and $104,958, respectively.  Consistent with SFAS No. 142, the intellectual property was also analyzed to determine if any impairment existed at March 31, 2011 and December 31, 2010.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

MARCH 31, 2011 AND DECEMBER 31, 2010

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended March 31, 2011 and December 31, 2010 were $226 and $25,862.

.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2011 and December 31, 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

1.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Three months ended March 31, 2011

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(106,047)	99,925,341	$(0.00)

Year ended December 31, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(513,353)	80,885,437	$(0.01)

2.

GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended March 31, 2011 and December 31, 2010, the Company incurred net losses of $106,047 and $513,353, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2011 and 2010, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  It also was able to reduce the per-unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

2.

GOING CONCERN

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2010 and 2009 and decreases in expenses during 2010 made a significant contribution to working capital.  It is management’s intention to finance operations during the remainder of 2011 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

 5.

DUE FROM AFFILIATED ENTITIES

The Company has advanced non-interest bearing funds of $147,507 as of March 31, 2011 and $147,507 as of December 31, 2010 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

6.

NOTES PAYABLE

Notes payable as of March 31, 2011 and December 31, 2010 consists of the following:

	2011	2010

Stockholder An unsecured loan from a stockholder/former director which is payable on demand with interest at 12%.	116,000	116,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder/director, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in March 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The loan is in default of payment.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	26,500	37,000

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	37,385	39,873
TOTAL	$ 360,821	$ 384,915

Principal payments for the next five years are as follows:

2011	$ 336,076
2012	10,708
2013	11,294
2014	2,743

TOTAL	$ 360,821

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

7.

INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $20,840,761 as of December 31, 2010 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Period ended
	March 31,	December 31,
	2011	2010
Net loss per financial statements which approximates
net loss per income tax returns	$(106,047)	$(513,353)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(44,540)	(215,608)
Less valuation allowance	44,540	215,608

Net income tax expense (benefit)	$-	$-

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

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

9.

OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $14,444 and $47,789 for the periods ended March 31, 2011 and December 31, 2010, respectively.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

10.

STOCK BASED COMPENSATION

During the periods ended March 31, 2011 and December 31, 2010 the Company granted restricted stock to independent contractors and consultants.

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

  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2011		2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	0	$ 0	500,000	$ 15,000

Independent contractors and consultants	0	0	10,919,810	184,095

Total	0	$ 0	11,419,810	$ 199,095

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more appropriate.

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

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

11.     RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $6,934 during 2010 and $45,223 during the three months ended March 31, 2011.  The total balance due on unstructured loans from shareholders amount to $172,684 at March 31, 2011 and $127,461 at December 31, 2010.  Loans from stockholders made with repayment terms are described in Note 6 above.

The following related party shareholders (directors) have made unstructured loans of cash to the Company with the following balances due as of March 31, 2011:

Gunther Than	$ 64,000
Michael Bagnoli	48,213
Martin Maassen	25,990
Total:	$ 138,203

12.    CORRECTION FOR DUPLICATIVE STOCK ISSUANCE

              On January 13, 2010, we inadvertently issued a total of 10,000,000 shares of common stock to two of our directors who had previously been issued a total of 10,000,000 shares of common stock in December 2009.  The duplicative issuance did not affect the directors’ reporting of their actual stock holdings.  However, the duplicative stock issuance was recorded in our financial statements and reported on Form 10-Q for the period ended March 31, 2010.  Our financial statements for the period ending March 31, 2010 reported in this March 31, 2011 quarterly report are presented without correction because the adjustment was made in the second quarter of 2010.   The effect of the adjustment for the duplicative stock issuance was a decrease in our expenses of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2011 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  We had a net of seventeen sales in 2010 but none in the first quarter of 2011, which we believe is due to our lack of funding available for marketing efforts.

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

Fiber optic contract installations are seasonal, being most active in the spring and summer months.  Based on our experience in this segment during the last two years, we anticipate revenues from multiple installations for the second and third quarters of 2011.

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $20,840,761.   However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

Our strategy for 2011 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses. Our Form S-1 registration statement allows us to exchange registered common stock for debt and to sell common stock for cash. The Form S-1 became effective close to the end of the reporting period, and we have not yet issued any registered stock for any purpose. Nevertheless, when the market conditions for our registered common stock are suitable, we anticipate being able to use registered common stock to pay down debt and raise cash for working capital needs. Thus, we intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.  We have continued to issue restricted stock to consultants and employees when possible. We have not yet tapped the resources of our 2010 Equity Incentive Plan or our 2010 Service Provider Stock Compensation Plan. Reserved for equity issuances under the Equity Incentive Plan and the Service Provider Stock Compensation Plan are a total of 100,000,000 shares are reserved for registered stock issuances under the two plans.

Correction to Previously Reported Shares Outstanding and Expenses

Our financial statements for the quarter ended March 31, 2010 and our reporting of shares outstanding on Form 10-Q for the quarter ended March 31, 2010 overstated our expenses from stock issuance by $300,000 and reported 10,000,000 more shares outstanding than was actually the case.  The error was caused by a duplicitous January 13, 2010 instruction to our transfer agent to issue shares that had been issued in December 2009. The error did not affect the beneficial ownership reporting by shareholders.  We discovered the error and made an adjustment to our financial statements for the quarter ended March 31, 2010 by reversing the expense item attributed to the duplicative stock issuance which resulted in a decrease in our expenses of $300,000 and a corresponding increase in revenue. Because the adjustment was picked up in our report for the quarter ended June 30, 2010, we have presented our consolidated statements of operations and cash flows, which compare the periods ended March 31, 2011 with March 31, 2010, using the March 31, 2010 information without adjustment and as reported in our Form 10-Q for the period ended March 31, 2010.

Form S-1 Registration Statement Declared Effective

On October 7, 2010, we filed a registration statement on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million.  The Form S-1 was declared effective by the U.S. Securities & Exchange Commission on March 25, 2011. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock.  The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to a consultant of the Company in exchange for forgiveness of debt.

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

•

Installation and technical support,

•

Training and "Train the Trainer" programs, and

•

Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2011 and 2010 (see note * below) and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2010.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three months ended March 31,
	2011	2010
Revenues, net	117,024	263,991
Cost of sales	36,015	108,410
Gross profit (loss)	81,009	155,581
Total operating expenses	153,282	600,811
Profit (Loss) from operations	(72,273)	(445,230)
Total other income (expense)	(33,774)	(13,075)
Net income (loss)	(106,047)	(458,305)
Net income (loss) per share	$ (0.00)	$ (0.01)

*  Please see our discussion of the effect of an adjustment and our presentation of March 31, 2010 financial information in Item 2 above, in the section entitled “Correction to Previously Reported Shares Outstanding and Expenses,” and in Note 12 to our financial statements.

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight decrease in sales of our products which resulted in a slight decrease in revenues for the first quarter of 2011 compared to the first quarter of 2010.  We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

Our backlog at May 13, 2011 was $837,319, up from December 31, 2010, which was $265,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.   We typically ship our products weeks or months after receiving an order.   However, we are attempting to shorten this lead time to several weeks.  As of May 13, 2011, we have purchase orders for 88 ViewScan units and 79 hand held detector units, which comprises our backlog of $837,319.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $513,353 at December 31, 2010.  We had insufficient funds to deliver our backlog in the last half of 2010 through the present.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2011, we received cash from revenues of $117,024, repaid $51,480 on notes payable, and received an additional $45,223 of stockholder loans. For the three months ended March 31, 2010, we received cash from revenues of $263,991, repaid $21,200 on lines of credit, repaid $2,359 on notes payable, and repaid $3,000 on loans from shareholders.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses.  We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the three months ended March 31, 2011, was $106,047, as compared with a net loss of $458,305 for the three months ended March 31, 2010. Our net loss was offset by adjustments which resulted in $1,995 net cash provided by operating activities for the three months ended March 31, 2011, as compared with $6,938 net cash provided by operating activities for the three months ended March 31, 2010. Our net cash used in investing activities for the three months ended March 31, 2011 was $0, as compared with $259 net cash used in investing activities for the three months ended March 31, 2010, which derived exclusively from purchases of equipment. For the three months ended March 31, 2011, our net cash used in financing activities was $6,257, as compared with $26,559 net cash used in financing activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, we had a net decrease in cash of $4,262, resulting in $4,072 cash on hand, as compared with a net decrease in cash of $19,880, resulting in $50,924 cash on hand for the three months ended March 31, 2010.

Management intends to finance our 2011 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available.  We have the present ability to raise cash using an effective Form S-1 registration statement, provided that we are able to self-underwrite the offering or find a suitable investment banker willing to underwrite the offering in whole or in part.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2011 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2011, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and the Company again renewed the lease for one year which commenced September 1, 2010 and expires August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $14,444 and $47,789 for the periods ended March 31, 2011 and December 31, 2010, respectively.

Our total current liabilities increased to $1,408,033 at March 31, 2011, compared to $1,351,275 at December 31, 2010.  Our current total liabilities at March 31, 2011 included accounts payable of $440,600, accrued expenses of $176,330, accrued interest of $57,343, accrued royalties of $225,000, loans from shareholders of $172,684, and notes payable (short term) of $336,076.

As of March 31, 2011, our short and long term notes payable consist of the following:

•

We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000.

•

We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $130,935.  Interest is payable monthly at 7% per annum and the loan is due during 2011.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•

We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $17,519 and $19,866 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

•

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable.

•

We have a convertible promissory note in the amount of $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into shares of common stock.  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. The balance due at December 31, 2010 was $37,000.  During 2011 we issued 3,030,303 shares which paid for accrued interest and principal of $10,500.  The balance due at March 31, 2011 was $26,500.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2010, including our financial statements and the related notes thereto.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $513,353 for 2010 and had a net loss of $1,560,012 at December 31, 2009.  We had a net loss of $106,047 for the three months ended March 31, 2011. In addition, at March 31, 2011, the Company had a retained deficit of $22,943,834.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $106,047 for the three months ended March 31, 2011 and net cash provided by operation activities of $1,995 for the three months ended March 31, 2011. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the three months ending March 31, 2011 was $106,047 and our net loss for the three months ending March 31, 2010, as reported, was $458,305 (see note * on p. 26 above). Our retained deficit was $22,943,834 at March 31, 2011. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at March 31, 2011. In recognition of such, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months for operations and to develop our sales channels.  Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities.  If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans.  If we issue our securities for capital, then the interests of investors and stockholders will be diluted.  We are attempting to raise up to $1 million through a registered offering of securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2011. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

•

On January 31, 2011, we issued 2,000,000 restricted shares to Charles Gordon Davis, III, in settlement of a debt in the amount of $10,000 at a price per share of $0.005; and

•

On March 8, 2011, we issued 3,030,303 free trading shares to Asher Enterprises in exchange for a $10,000 reduction in outstanding loan principal, at a price per share of $0.003.

All of such shares were offered and sold in private transactions pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

Use of Proceeds

On March 25, 2011, our registration statement on Form S-1 was declared effective.  The SEC file number assigned to the registration statement is 333-169804. The offering is self-underwritten.  No shares have been issued and no proceeds have been received because the offering’s fixed price per share of $0.02 is higher than the quoted market price for our shares.

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

*      Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006.

**    Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010.

***  Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31,

        2009.

****Incorporated by reference to exhibit 10.1 to Form 10-Q for the period ended March 31, 2010.

*****Incorporated by reference to exhibit 10.4 to Form 10-Q for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 16, 2011	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)