Form 10-Q
period 2011-06-30
VIEW SYSTEMS INC
filed 2011-08-09
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $.001 par value per share	127,987,092

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$2,452	$8,334
Accounts Receivable (Net of Allowance of $1,000)	53,692	78,449
Inventory	2,724	2,724

Total Current Assets	58,868	89,507

Property & Equipment (Net)	53,821	65,774

Other Assets
Licenses	734,706	787,186
Intellectual Property	147,507	147,507
Investment	67,500	67,500
Deposits	29,563	2,872

Total Other Assets	979,276	1,005,065

Total Assets	$1,091,965	$1,160,346

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$440,231	$383,695
Accrued Expenses	191,194	151,839
Accrued Interest	72,906	46,363
Accrued Royalties	225,000	225,000
Loans from Shareholder	165,184	127,461
Notes Payable	318,706	374,764
Deferred Revenue	-	42,153

Total Current Liabilities	1,413,221	1,351,275

Long-term Debt
Note payable	24,438	10,152

Total Liabilities	1,437,659	1,361,427

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 1,589,647	15,896
Issued and outstanding 89,647		896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 127,987,092	127,987
Issued and Outstanding 97,410,092		97,410
Additional Paid in Capital	22,699,574	22,538,400
Retained Earnings (Deficit)	(23,189,151)	(22,837,787)

Total Stockholders' Equity (Deficit)	(345,694)	(201,081)

Total Liabilities and Stockholders' Equity	$1,091,965	$1,160,346

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues, Net	$74,272	$214,956	$191,296	$478,947

Cost of Sales	22,324	52,516	58,339	160,926

Gross Profit	51,948	162,440	132,957	318,021

Operating Expenses
Business Development	48,896	21,752	61,243	53,978
General & Administrative	77,045	136,707	160,254	243,377
Professional Fees	35,300	24,770	51,120	126,750
Salaries & Benefits	105,052	(239,324)	146,958	120,611

Total Operating Expenses	266,293	(56,095)	419,575	544,716

Net Operating Income (Loss)	(214,345)	218,535	(286,618)	(226,695)

Other Income(Expense)
Interest Expense	(30,972)	(18,832)	(64,746)	(31,907)

Total Other Income(Expense)	(30,972)	(18,832)	(64,746)	(31,907)

Net Income (Loss)	$(245,317)	$199,703	$(351,364)	$(258,602)

Net Income (Loss) Per Share	(0.00)	0.00	(0.00)	(0.00)

Weighted Average Shares Outstanding	115,213,792	83,903,369	106,311,991	77,788,119

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2009	89,647	$896	79,442,369	$79,442	$21,830,320	$(22,324,434)

January - March 2010 - shares issued for services,
notes payable and accrued interest			14,461,000	14,461	492,592

April - June 2010 - reversal of shares issued in error			(10,000,000)	(10,000)	(290,000)

July - September 2010 - shares issued for services,
notes payable, accounts payable, and accrued interest			10,440,000	10,440	448,672

Reclassified proceeds from prior year stock issuances					32,500

October-December 2010 - shares issued for services,			3,066,820	3,067	24,316
notes payable and accrued interest

Net loss for the year ended December 31, 2010						(513,353)

Balance, December 31, 2010	89,647	896	97,410,189	97,410	22,538,400	(22,837,787)

January - March 2011 - shares issued in payment of
accounts payable, notes payable and interest			5,030,303	5,030	35,273

April - June 2011 - shares issued for services,
notes and loans payable and accrued interest	1,500,000	15,000	25,546,600	25,547	125,901

Net loss for the period ended June 30, 2011						(351,364)

Balance, June 30, 2011	1,589,647	$15,896	127,987,092	$127,987	$22,699,574	$(23,189,151)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$(351,364)	$(258,602)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation & Amortization	63,880	62,480
Common stock issued in payment of services	103,350	30,695
Common stock issued in payment of interest	34,741
Preferred stock issued in payment of services	15,000
Loss from sale of fixed assets	-	4,996
Proceeds from sale of fixed assets	-	2,036

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	24,757	133,294
Inventories	-	-
Deposits	(26,691)	-

Increase (Decrease) in:
Accounts Payable	77,749	8,955
Accrued Expenses	39,355	23,073
Accrued Interest	26,543	28,444
Deferred Revenue	(42,153)	(87,400)

Net Cash Used in Operating Activities	(34,833)	(52,029)

Cash Flows from Investing Activities:
Purchases of equipment	-	(259)

Net Cash Provided by (Used in) Investing Activities	-	(259)

Cash Flows from Financing Activities:
Loans repaid under a line of credit	-	(29,559)
Principal payments on notes payable	(15,272)	(4,749)
Loans received under notes payable	-	50,000
Loans from Shareholders	44,223	(7,050)

Net Cash Provided by Financing Activities	28,951	8,642

Increase (decrease) in Cash	(5,882)	(43,646)

Cash and Cash Equivalents at Beginning of Period	8,334	70,804

Cash and Cash Equivalents at End of Period	$2,452	$27,158

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	June 30,
	2011	2010

Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	26,000	100,000
Accrued interest paid with common stock	-	76,538
Loans from shareholders repaid with common stock	6,500	-
Accounts payables paid with common stock	20,660	-

Cash Paid For:
Interest	$3,259	$5,260

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of June 30, 2011 and December 31, 2010 consisted of unassembled parts of products.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2011 and December 31, 2010 amounted to $11,400 and $23,141, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended June 30, 2011 and December 31, 2010 was $52,480 and $104,958, respectively.  Consistent with SFAS No. 142, the intellectual property was also analyzed to determine if any impairment existed at June 30, 2011 and December 31, 2010.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended June 30, 2011 and December 31, 2010 were $2,644 and $25,862.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2011 and December 31, 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Six months ended June 30, 2011

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(351,364)	106,311,991	$(0.00)

Year ended December 31, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(513,353)	80,885,437	$(0.01)

2.           GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended June 30, 2011 and December 31, 2010, the Company incurred net losses of $351,364 and $513,353, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

2.           GOING CONCERN (continued)

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2011 and 2010 and decreases in expenses during 2011 and 2010 made a significant contribution to working capital.  It is management’s intention to finance operations during the remainder of 2011 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

 5.           DUE FROM AFFILIATED ENTITIES

The Company advanced non-interest bearing funds of $147,507 as of June 30, 2011 and December 31, 2010 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

6.           NOTES PAYABLE

Notes payable as of June 30, 2011 and December 31, 2010 consists of the following:

	2011	2010

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	10,500	37,000

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	35,708	39,873

TOTAL	$343,143	$384,915

Principal payments for the next five years are as follows:

2011	$318,398
2012	10,708
2013	11,294
2014	2,743

TOTAL	$343,143

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	June 30,	December 31,
	2011	2010
Net loss per financial statements which approximates
net loss per income tax returns	$(351,364)	$(513,353)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(147,573)	(215,608)
Less valuation allowance	147,573	215,608

Net income tax expense (benefit)	$-	$-

       Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

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

              Preferred Stock Issued for Services

During the six months ended June 30, 2011 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2011
	Number of	Expense
	Shares	Recognized
Officers and employees	1,000,000	$10,000

Independent contractors and consultants	500,000	5,000

Total	1,500,000	$15,000

9.           OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $16,621 and $47,789 for the periods ended June 30, 2011 and December 31, 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

10.           STOCK BASED COMPENSATION

During the periods ended June 30, 2011 and December 31, 2010 the Company granted restricted stock to independent contractors and consultants.

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

  During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2011		2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	0	$0	500,000	$15,000

Independent contractors and consultants	5,200,000	17,160	10,919,810	184,095

Total	5,200,000	$17,160	11,419,810	$199,095

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more appropriate.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

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

11.     RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $6,934 during 2010 and $37,723 during the six months ended June 30, 2011.  The total balance due on unstructured loans from shareholders amount to $165,184 at June 30, 2011 and $127,461 at December 31, 2010.  Loans from stockholders made with repayment terms are described in Note 6 above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2011 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  We had a net of seventeen sales in 201. We did not have any sales during the first half of fiscal year 2011, which we believe resulted from our lack of available funding for marketing efforts. However, we generated revenues during the six month period ended June 30, 2011 of $191,296, which consisted of Secure Scan, Viewmaxx, TM Series, and Service, warranty and training.

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

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.  As of March 2010, our outstanding equity compensation and equity incentive plans established in 1999 and 2000 had expired by their terms.  We implemented two new plans in April and June 2010, respectively.  On April 2, 2010, by majority shareholder consent, we adopted our 2010 Equity Incentive Plan.  Reserved for equity issuances under the Equity Incentive Plan are 50,000,000 shares of our common stock.  On June 1, 2010, by majority shareholder consent, we adopted our 2010 Service Provider Stock Compensation Plan.  Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock.  On July 21, 2010, we registered the common stock issuable under the 2010 Equity Incentive Plan and the 2010 Service Provider Stock Compensation Plan.  A total of 100,000,000 shares are reserved for issuances under the two plans.

Correction to Previously Reported Shares Outstanding and Expenses

Our financial statements for the quarter ended March 31, 2010 and our reporting of shares outstanding on Form 10-Q for the quarter ended March 31, 2010 overstated our expenses from stock issuance by $300,000 and reported 10,000,000 more shares outstanding than was actually the case.  The error was caused by a duplicitous January 13, 2010 instruction to our transfer agent to issue shares that had been issued in December 2009. The error did not affect the beneficial ownership reporting by shareholders.  We discovered the error and made an adjustment to our financial statements for the quarter ended March 31, 2010 by reversing the expense item attributed to the duplicative stock issuance which resulted in a decrease in our expenses of $300,000 and a corresponding increase in revenue. Because the adjustment was picked up in our report for the quarter ended June 30, 2010, we have presented our consolidated statements of operations and cash flows, which compare the periods ended June 30, 2011 with June 30, 2010, using the June 30, 2010 information without adjustment and as reported in our Form 10-Q for the period ended June 30, 2010.

Form S-1 Registration Statement Declared Effective

On October 7, 2010, we filed a registration statement on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million.  The Form S-1 was declared effective by the U.S. Securities & Exchange Commission on March 25, 2011. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock.  The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to one of our consultants in exchange for forgiveness of debt.

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

We license the MINI from its manufacturer and act as a distributor.  We established a dedicated e-commerce platform for the direct sale of this innovative product, which went online in February 2010.  We are marketing the MINI to large potential users, such as real property managers, as well as retail customers through the www.minicamsim.com website. We have had non-material amounts of revenue from MINI sales thus far, which we attribute to a lack of advertising funds and market awareness.

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

8. Visisys Ltd .

The status of View Systems’ partnership with Visisys is uncertain.  There were no sales in either 2011 or 2010 from this partnership, and we may terminate the relationship in the coming months.

9.   Training and Service Programs

We offer support services for our products which include:

●   On site consulting/planning with customer architect and engineers,

●   Installation and technical support,

●   Training and "Train the Trainer" programs, and

●   Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the six months ended June 30, 2011 and June 30, 2010 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2010.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six months ended June 30,
	2011	2010
Revenues, net	$191,296	$478,947
Cost of sales	58,339	160,926
Gross profit (loss)	132,957	318,021
Total operating expenses	419,575	544,716
Profit (Loss) from operations	(286,618)	(226,695)
Total other income (expense)	(64,746)	(31,907)
Net income (loss)	(351,364)	(258,602)
Net income (loss) per share	$(0.00)	$(0.00)
___________________
*  Please see our discussion of the effect of a reversal of an expense item attributed to duplicative stock issuances , which resulted in a decrease in expenses of $300,000 during the three-month period ended June 30, 2010 as disclosed in the financial information in footnote 12 entitled “Correction to Previously Reported Shares Outstanding and Expenses.” .

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was ($351,364) compared to a net loss of ($258,602) during the six month period ended June 30, 2011 (an increase in net loss of $92,762).  We generated net revenues of $191,296 during the six month period ended June 30, 2011 compared to $478,947 during the six month period ended June 30, 2010. Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. We believe the decreased revenue is the result of the domestic and worldwide down turn of the economy. We also believe that the decreased revenue is the result of inadequate funding for marketing expenses. We have inquiries for quotes from various countries, including Turkey, Lebanon and Georgia.  Management anticipates that increases in revenues may resume if these sales and marketing channels are successfully developed.  We intend to continue to establish local sales and service offices in geographic areas where we have already completed sales.

Cost of goods sold decreased during the six month period ended June 30, 2011 to $58,339 from $160,926 incurred during the six month period ended June 30, 2010, resulting in a gross profit of $132,957 for the six month period ended June 30, 2011 compared to a gross profit of $318,021 for the six month period ended June 30, 2010. During the six month period ended June 30, 2011, the prevailing trend of decreasing cost of goods sold was due to a decline in the security-related products ordered by government agencies.  We believe that this trend is temporary and that our products will resume their popularity when government budgets have been reinstated. Going forward our efforts and our attention are focused on future fiber (FIOS) data installation work and other opportunities in the video surveillance market.

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

We currently have a backlog of $1.3 plus Million. We are diligently working to deliver 64 units of Secure Scans to Michigan and Pennsylvania school systems. In addition, we are building 40 plus units to a variety of prisons, courts and office buildings domestically and two Middle East governments.

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

During the six month period ended June 30, 2011, we incurred operating expenses of $419,575 compared to $544,716 incurred during the six month ended June 30, 2010 (a decrease of $125,141). These operating expenses incurred during the six month period ended June 30, 2011 consisted of: (i) business development of $61,243 (2010: $53,978); (ii) general and administrative of $160,254 (2010: $243,377); (iii) professional fees of $51,120 (2010: $126,750); and (iv) salaries and benefits of $146,958 (2010: $120,611).

Operating expenses incurred during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 decreased primarily due to the decrease in general and administrative expenses of $83,123 and the decrease in professional fees of $75,630. The decrease in professional fees and general and administrative relates primarily to decrease in the general scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the six month period ended June 30, 2011 was ($286,618) compared to a net operating loss of ($226,695) during the six month period ended June 30, 2010.

During the six month period ended June30, 2011, other expense in the amount of ($64,746) (2010: ($31,907)) in interest expense was incurred. This resulted in net loss of ($351,364) for the six month period ended June 30, 2011 compared to a net loss of ($258,602) for the six month period ended June 30, 2010. The weighted average number of shares outstanding was 106,311,991 for the six month period ended June 30, 2011 compared to 77,788,119 for the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was ($245,317) compared to a net profit of $199,703 during the three month period ended June 30, 2010 (an increase in net loss of $5,644).  We generated net revenues of $74,272 during the three month period ended June 30, 2011 compared to $214,956 during the three month period June 30, 2010.

Cost of goods sold decreased during the three month period ended June 30, 2011 to $22,324 from $52,516 during the three month period ended June 30, 2010 resulting in a gross profit of $51,948 for the three month period ended June 30, 2011 compared to a gross profit of $162,440 for the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, we incurred operating expenses of $266,293 compared to $183,229, which were offset by ($239,324) for the adjustment relating to the duplicative stock issuances.) incurred during the three month ended June 30, 2010. These operating expenses incurred during the three month period ended June 30, 2011 consisted of: (i) business development of $48,896 (2010: $21,752); (ii) general and administrative of $77,045 (2010: $136,707); (iii) professional fees of $35,300 (2010: $24,770); and (iv) salaries and benefits of $105,052 (2010: ($239,324)).

Operating expenses incurred during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2011 increased primarily due to the adjustment of $300,000 during the three month period ended June 30, 2010 attributable to the duplicative issuance of shares.

Our net operating loss during the three month period ended June 30, 2011 was ($214,345) compared to a net operating income of $218,535 during the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, other expense in the amount of ($30,972) (2010: ($18,832)) in interest expense was incurred. This resulted in net loss of ($245,317) for the three month period ended June 30, 2011 compared to a net income of $199,703 for the three month period ended June 30, 2010. The weighted average number of shares outstanding was 115,213,792 for the three month period ended June 30, 2011compared to 83,903,369 for the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As at the six month period ended June 30, 2011, our current assets were $58,868 and our current liabilities were $1,413,221, which resulted in a working capital deficit of $1,354,353. As at the six month period ended June 30, 2011, current assets were comprised of: (i) $2,452 in cash; (ii) $53,692 in accounts receivable (net of allowance of $1,000); and (iii) $2,724 in inventory. As at the six month period ended June 30, 2011, current liabilities were comprised of: (i) $440,231 in accounts payable; (ii) $191,194 in accrued expenses; (iii) $72,906 in accrued interest; (iv) $225,000 in accrued royalties; (v) $165,184 in loan from shareholder; and (vi) $318,706 in deferred revenue.

As at the six month period ended June 30, 2011, our total assets were $1,091,965 comprised of: (i) current assets in the amount of $58,868; (ii) licenses valued at $734,706; (iii) $147,507 in valuation of intellectual property; (iv) $67,500 in investment; and (v) $29,563 in deposits. The slight decrease in total assets during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was due primarily due to the decrease in accounts receivable.

As at the six month period ended June 30, 2011, our total liabilities were $1,437,659 comprised of: (i) current liabilities in the amount of $1,413,221; and (ii) notes payable of $24,438.  The slight increase in liabilities during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in current liabilities in accounts payable, accrued expenses, loans from shareholder and accrued interest.

Stockholders’ equity (deficit) increased from ($201,081) for fiscal year ended December 31, 2010 to ($345,694) for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities during the period. For the six month period ended June 30, 2011, net cash flows used in operating activities was ($34,833) consisting primarily of net loss of ($351,364). Net cash flows used in operating activities was adjusted by $63,880 in depreciation and amortization, $103,350 in common stock issued in payment of services, $34,741 in common stock issue in payment of interest and $15,000 in preferred stock issued in payment of services. Net cash flows used in operating activities was further changed by an increase in accounts payable of $77,749, accrued expenses of $39,355, accrued interest of $26,543 and deposits of $26,691. Net cash flows used in operating activities was further changed by a decrease in deferred revenue of $42,153 and in accounts receivable of $24,757.

Cash Flows from Investing Activities

For the six month period ended June 30, 2011, net cash flows used in investing activities was -0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the generation of revenues and from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $28,951 consisting of $44,223 in loans from shareholders which was offset by $15,272 in principal payments on notes payable.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues, cash flow, debt financing and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $351,364 for the six month period ended June 30, 2011. We had insufficient funds to deliver our backlog in the last half of 2010.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

On March 25, 2011, the Securities and Exchange Commission declared effective a registration statement registering an offering of common stock which we anticipate will fund growth and acquisitions during the coming year.  We have re-audited our financial statements for the year ended December 31, 2008 as a result of the Securities and Exchange Commission’s concerns that our principal accountant was not independent at the time that the audit of our 2008 financial statements was conducted.  The re-audited financial statements are included in Form 10-K/A to the 2008 10-K, which was filed with the Securities and Exchange Commission on January 14, 2010.

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

Commitments and Contingent Liabilities

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three year non-cancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and we again renewed the lease for one year which commenced September 1, 2010 and expires August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $16,621 and $47,789 for the periods ended June 30, 2011 and December 31, 2010, respectively.

Our total current liabilities increased to $1,413,221 at June 30, 2011 compared to $1,351,275 at December 31, 2010.

As of June 30, 2011, our short and long term notes payable consist of the following:

●
We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000.

●
We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $148,506.  Interest is payable monthly at 7% per annum and the loan is due during 2010.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

●
We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $35,708.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009.

●
We have a convertible promissory note in the amount of  $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into 5,005,562 shares of common stock.  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. The balance due at June 30, 2011 was $10,500.

●
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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2011, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report .

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2011, we issued shares as follows:

●
During the six month period ended June 30, 2011, we issued an aggregate 1,500,000 shares of our Series A Preferred Stock at a per share price of $0.01 as compensatory shares to certain of our officers, employees, independent contractors and consultants, which resulted in the recognition of $15,000 in expense. The shares of Series A Preferred Stock were issued in reliance on either Section 4(2) or Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of Series A Preferred Stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

●
During the six month period ended June 30, 2011, we issued an aggregate 5,200,000 shares of our restricted common stock at a per share price of $0.003 as compensatory shares to certain of our officers, employees, independent contractors and consultants, which resulted in the recognition of $17,160 in expense. The shares of common stock were issued in reliance on either Section 4(2) or Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

RESIGNATION OF DIRECTOR

On approximately May 31, 2011, William Paul Price resigned from our Board of Directors citing personal reasons. Mr. Price will continue to serve us in the capacity of Vice President. Mr. Price did not resign because of a disagreement with us on any matters relating to our operations, practices or policies.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

4.2	Subscription Agreement between View Systems, Inc. and Starr Consulting, Inc., Active Stealth, LLC, and KCS Referral Service LLC, dated December 23, 2005 *
10.1	View Systems, Inc. 2010 Equity Incentive Plan ****
10.2	Employment agreement between View Systems, Inc. and Gunther Than, dated December 1, 2009 **
10.3	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. ***
10.4	View Systems, Inc. 2010 Service Provider Stock Compensation Plan *****
31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
*	Incorporated by reference to exhibit 4.1 of Form 8-K, filed January 6, 2006.
**	Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010.
***	Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009.
****	Incorporated by reference to exhibit 10.1 to Form 10-Q for the period ended March 31, 2010.
*****	Incorporated by reference to exhibit 10.4 to Form 10-Q for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 5, 2011	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)