Form 10-Q
period 2011-09-30
VIEW SYSTEMS INC
filed 2011-11-21
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Stock, $.001 par value per share	133,179,400

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2
	Consolidated Statements of Operations (Unaudited) for the nine months and three months ended September 30, 2011 and for the nine months and three months ended September 30, 2010	3
	Consolidated Statements of Stockholders’ Equity (deficit)	4
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010	5
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	[Removed and Reserved]	30
Item 5.	Other information	30
Item 6.	Exhibits	31

SIGNATURES		32

i

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

PART II – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash	$119	$8,334
Accounts Receivable (Net of Allowance of $1,000)	374,028	78,449
Inventory	108,267	2,724

Total Current Assets	482,414	89,507

Property & Equipment (Net)	48,121	65,774

Other Assets
Licenses	708,466	787,186
Intellectual Property	147,507	147,507
Investment	67,500	67,500
Deposits	29,563	2,872

Total Other Assets	953,036	1,005,065

Total Assets	$1,483,571	$1,160,346

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$782,797	$383,695
Accrued Expenses	220,937	151,839
Accrued Interest	84,698	46,363
Accrued Royalties	225,000	225,000
Loans from Shareholder	177,792	127,461
Notes Payable	301,920	374,764
Deferred Revenue	-	42,153

Total Current Liabilities	1,793,144	1,351,275

Long-term Debt
Note payable	29,721	10,152

Total Liabilities	1,822,865	1,361,427

Stockholders' Equity (Deficit):
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 1,589,647	15,896
Issued and outstanding 89,647		896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 133,179,400	133,179
Issued and Outstanding 97,410,189		97,410
Additional Paid in Capital	22,717,747	22,538,400
Retained Earnings (Deficit)	(23,206,116)	(22,837,787)

Total Stockholders' Equity (Deficit)	(339,294)	(201,081)

Total Liabilities and Stockholders' Equity	$1,483,571	$1,160,346

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues, Net	$385,439	$243,095	$576,735	$722,042

Cost of Sales	139,684	34,112	198,023	195,038

Gross Profit	245,755	208,983	378,712	527,004

Operating Expenses
Business Development	8,954	35,212	70,197	89,190
General & Administrative	87,807	111,406	248,061	354,783
Professional Fees	22,490	61,523	73,610	188,273
Salaries & Benefits	37,142	63,443	184,100	184,054

Total Operating Expenses	156,393	271,584	575,968	816,300

Net Operating Income (Loss)	89,362	(62,601)	(197,256)	(289,296)

Other Income(Expense)
Gain from Renegotiated Debt	-	42,502	-	42,502
Revenue Sharing	(70,135)		(70,135)
Interest Expense	(36,192)	(15,364)	(100,938)	(47,271)

Total Other Income(Expense)	(106,327)	27,138	(171,073)	(4,769)

Net Income (Loss)	$(16,965)	$(35,463)	$(368,329)	$(294,065)

Net Income (Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	130,583,246	89,123,369	110,144,642	83,412,869

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred		Common		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2009	89,647	$896	79,442,369	$79,442	$21,830,320	$(22,324,434)

January - March 2010 - shares issued for services,
notes payable and accrued interest			14,461,000	14,461	492,592

April - June 2010 - reversal of shares issued in error			(10,000,000)	(10,000)	(290,000)

July - September 2010 - shares issued for services,
notes payable, accounts payable, and accrued interest			10,440,000	10,440	448,672

Reclassified proceeds from prior year stock issuances					32,500

October-December 2010 - shares issued for services,			3,066,820	3,067	24,316
notes payable and accrued interest

Net loss for the year ended December 31, 2010						(513,353)

Balance, December 31, 2010	89,647	896	97,410,189	97,410	22,538,400	(22,837,787)

January - March 2011 - shares issued in payment of
accounts payable, notes payable and interest			5,030,303	5,030	35,273

April - June 2011 - shares issued for services,
notes and loans payable and accrued interest	1,500,000	15,000	25,546,600	25,547	125,901

July - September 2011 - shares issued for note payable			5,192,308	5,192	18,173
and accrued interest

Net loss for the period ended September 30, 2011						(368,329)

Balance, September 30, 2011	1,589,647	$15,896	133,179,400	$133,179	$22,717,747	$(23,206,116)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$(368,329)	$(294,065)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operations:
Depreciation & Amortization	95,820	93,720
Common stock issued in payment of services	103,350	102,995
Gain from renegotiated debt	-	(42,502)
Common stock issued in payment of interest	48,106
Preferred stock issued in payment of services	15,000
Loss from sale of fixed assets	-	4,996
Proceeds from sale of fixed assets	-	2,036

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(295,579)	53,665
Inventories	(105,543)	-
Deposits	(26,691)	143

Increase (Decrease) in:
Accounts Payable	419,996	19,303
Accrued Expenses	69,098	44,743
Accrued Interest	38,335	40,604
Deferred Revenue	(42,153)	(87,400)

Net Cash Used in Operating Activities	(48,590)	(61,762)

Cash Flows from Investing Activities:
Purchases of equipment	(73)	(259)

Net Cash Provided by (Used in) Investing Activities	(73)	(259)

Cash Flows from Financing Activities:
Loans repaid under a line of credit	-	(51,494)
Principal payments on notes payable	(16,775)	(7,170)
Loans received under notes payable	-	50,000
Loans from Shareholders	57,223	8,934

Net Cash Provided by Financing Activities	40,448	270

Increase (decrease) in Cash	(8,215)	(61,751)

Cash and Cash Equivalents at Beginning of Period	8,334	70,804

Cash and Cash Equivalents at End of Period	$119	$9,053

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2011	2010

Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	36,500	262,092
Accrued interest paid with common stock	-	175,303
Loans from shareholders repaid with common stock	6,500	40,000
Accounts payables paid with common stock	20,660	85,955

Cash Paid For:
Interest	$3,625	$8,645

Income Taxes	$-	$-

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  All inventory as of September 30, 2011 and December 31, 2010 consisted of unassembled parts of products.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2011 and December 31, 2010 amounted to $17,100 and $23,141, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended September 30, 2011 and December 31, 2010 was $78,720 and $104,958, respectively.  Consistent with SFAS No. 142, the intellectual property was also analyzed to determine if any impairment existed at September 30, 2011 and December 31, 2010.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended September 30, 2011 and December 31, 2010 were $2,914 and $25,862.
.
Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2011 and December 31, 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Nine months ended September 30, 2011

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(368,329)	110,144,642	$(0.00)

Year ended December 31, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(513,353)	80,885,437	$(0.01)

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

2.            GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2011 and December 31, 2010, the Company incurred net losses of $368,329 and $513,353, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

 5.           DUE FROM AFFILIATED ENTITIES

The Company advanced non-interest bearing funds of $147,507 as of September 30, 2011 and December 31, 2010 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

6.           NOTES PAYABLE

Notes payable as of September 30, 2011 and December 31, 2010 consists of the following:

	2011	2010

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	0	37,000

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	34,706	39,873
TOTAL	$331,641	$384,915

Principal payments for the next five years are as follows:

2011	$301,920
2012	10,708
2013	11,294
2014	7,719

TOTAL	$331,641

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Period ended
	September 30,	December 31,
	2011	2010
Net loss per financial statements which approximates
net loss per income tax returns	$(368,329)	$(513,353)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(154,698)	(215,608)
Less valuation allowance	154,698	215,608

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

              Preferred Stock Issued for Services

During the nine months ended September 30, 2011 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2011
	Number of	Expense
	Shares	Recognized
Officers and employees	1,000,000	$10,000

Independent contractors and consultants	500,000	5,000

Total	1,500,000	$15,000

9.            OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $36,823 and $47,789 for the periods ended September 30, 2011 and December 31, 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

10.          STOCK BASED COMPENSATION

During the periods ended September 30, 2011 and December 31, 2010 the Company granted restricted stock to independent contractors and consultants.

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

  During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2011		2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	7,000,000	$46,200	500,000	$15,000

Independent contractors and consultants	11,459,100	57,150	10,919,810	184,095

Total	18,459,100	$103,350	11,419,810	$199,095

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more appropriate.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

11.          RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from shareholders with unstructured payment plans amounted to $6,934 during 2010 and $50,331 during the nine months ended September 30, 2011.  The total balance due on unstructured loans from shareholders amount to $177,792 at September 30, 2011 and $127,461 at December 31, 2010.  Loans from stockholders made with repayment terms are described in Note 6 above.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2011 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  We had a net of seventeen sales in 2010. We did not have any sales during the first nine months of fiscal year 2011, which we believe resulted from our lack of available funding for marketing efforts. However, we generated revenues during the nine month period ended September 30, 2011 of $576,735, which consisted of Secure Scan, Viewmass, TM Series and service, warranty and training.

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

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $21,856,026. However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

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

The ViewScan system operates faster than ordinary metal detectors and can scan as high as 1,200 persons per hour.  Since the ViewScan technology does not use transmitters to produce electromagnetic induction, it does not pose a problem for pacemakers. The ViewSan self calibrates and does not need operator intervention or special calibration tools.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the nine months ended September 30, 2011 and September 30, 2010 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2010.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine months ended September 30,
	2011	2010
Revenues, net	$576,735	$722,042
Cost of sales	198,023	195,038
Gross profit (loss)	378,712	527,004
Total operating expenses	575,968	816,300
Profit (Loss) from operations	(197,256)	(289,296)
Total other income (expense)	(171,073)	(4,769)
Net income (loss)	(368,329)	(294,065)
Net income (loss) per share	$(0.00)	$(0.00)
________
*  Please see our discussion of the effect of a reversal of an expense item attributed to duplicative stock issuances , which resulted in a decrease in expenses of $300,000 during the three-month period ended March 31, 2010 as disclosed in the financial information in footnote 12 entitled “Correction to Previously Reported Shares Outstanding and Expenses.” .

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was ($368,329) compared to a net loss of ($294,065) during the nine month period ended September 30, 2010 (an increase in net loss of $74,264). We generated net revenues of $576,735 during the nine month period ended September 30, 2011 compared to $722,042 during the nine month period ended September 30, 2010 (a decrease in net revenue of $145,307). Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. We believe the decreased revenue is the result of the domestic and worldwide down turn of the economy. We also believe that the decreased revenue is the result of inadequate funding for marketing expenses. We have inquiries for quotes from various countries, including Turkey, Lebanon and Georgia.  Management anticipates that increases in revenues may resume if these sales and marketing channels are successfully developed.  We intend to continue to establish local sales and service offices in geographic areas where we have already completed sales.

Cost of goods sold increased during the nine month period ended September 30, 2011 to $198,023 from $195,038 incurred during the nine month period ended September 30, 2010, resulting in a gross profit of $378,712 for the nine month period ended September 30, 2011 compared to a gross profit of $527,004 for the nine month period ended September 30, 2010. During the nine month period ended September 30, 2011, the trend of increasing cost of goods sold was due to the increase in associated costs related to the components of our security-related products, which is based on general overal economic factors. We believe that this trend is temporary. We believe that our products will resume their popularity when government budgets have been reinstated. Going forward, our efforts and our attention are focused on future fiber (FIOS) data installation work and other opportunities in the video surveillance market.

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

During the nine month period ended September 30, 2011, we incurred operating expenses of $575,968 compared to $816,300 incurred during the nine month ended September 30, 2010 (a decrease of $240.332). These operating expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) business development of $70,197 (2010: $89,190); (ii) general and administrative of $248,061 (2010: $354,783); (iii) professional fees of $73,610 (2010: $188,273); and (iv) salaries and benefits of $184,100 (2010: $184,054).

Operating expenses incurred during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 decreased primarily due to the decrease in general and administrative expenses of $106,722, the decrease in professional fees of $114,663, and the decrease in business development expenses of $18,893. The decrease in business development, professional fees and general and administrative relates primarily to decrease in the general scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the nine month period ended September 30, 2011 was ($197,256) compared to a net operating loss of ($289,296) during the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2011, other expense in the amount of ($171,073) (2010: ($4,769)) was incurred. Other expense incurred during the nine month period ended September 30, 2011 consisted of: (i) revenue sharing of $70,135 (2010: $-0-); and (ii) interest expense of $100,938 (2010: $47,271). Other expense incurred during the nine month period ended September 30, 2010 was offset by $42,502 in gain from restructured debt. This resulted in net loss of ($368,329) for the nine month period ended September 30, 2011 compared to a net loss of ($4,769) for the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 110,144,642 for the nine month period ended September 30, 2011 compared to 83,412,869 for the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was ($16,965) compared to a net loss of ($35,463) during the three month period ended September 30, 2010 (an increase in net loss of $18,498).  We generated net revenues of $385,439 during the three month period ended September 30, 2011 compared to $243,095 during the three month period September 30, 2010.

Cost of goods sold increased during the three month period ended September 30, 2011 to $139,684 from $34,112 during the three month period ended September 30, 2010 resulting in a gross profit of $245,755 for the three month period ended September 30, 2011 compared to a gross profit of $208,983 for the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, we incurred operating expenses of $156,393 compared to $271,584. These operating expenses incurred during the three month period ended September 30, 2011 consisted of: (i) business development of $8,954 (2010: $35,212); (ii) general and administrative of $87,807 (2010: $111,406); (iii) professional fees of $22,490 (2010: $61,523); and (iv) salaries and benefits of $37,142 (2010: ($63,443)).

Operating expenses incurred during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2011 decreased primarily due to the decrease in general and administrative of $23,599, the decrease in business development of $26,258, and the decrease in salaries and benefits of $26,301.

Our net operating income during the three month period ended September 30, 2011 was $89,362 compared to a net operating loss of ($62,601) during the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, other expense in the amount of ($106,327) was incurred compared to other income of $27,138 incurred during the three month period ended September 30, 2010. Other expense incurred during the three month period ended September 30, 2011 consisted of: (i) revenue sharing of $70,135 (2010: $-0-); and (ii) interest expense of $36,192 (2010: $15,364). Other expense incurred during the three month period ended September 30, 2010 was offset by $42,502 in gain from restructured debt. This resulted in net loss of ($16,965) for the three month period ended September 30, 2011 compared to net loss of ($35,463) for the three month period ended September 30, 2010. The weighted average number of shares outstanding was 130,583,246 for the three month period ended September 30, 2011compared to 89,123,369 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As at the nine month period ended September 30, 2011, our current assets were $482,414 and our current liabilities were $1,793,144, which resulted in a working capital deficit of $1,310,730. As at the nine month period ended September 30, 2011, current assets were comprised of: (i) $119 in cash; (ii) $374,028 in accounts receivable (net of allowance of $1,000); and (iii) $108,267 in inventory. As at the nine month period ended September 30, 2011, current liabilities were comprised of: (i) $782,797 in accounts payable; (ii) $220,937 in accrued expenses; (iii) $84,698 in accrued interest; (iv) $225,000 in accrued royalties; (v) $177,792 in loan from shareholder; and (vi) $301,920 in note payable.

As at the nine month period ended September 30, 2011, our total assets were $1,483,571 comprised of: (i) current assets in the amount of $482,414; (ii) licenses valued at $708,466; (iii) $147,507 in valuation of intellectual property; (iv) $67,500 in investment; and (v) $29,563 in deposits. The increase in total assets during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was due primarily due to the increase in accounts receivable.

As at the nine month period ended September 30, 2011, our total liabilities were $1,822,865 comprised of: (i) current liabilities in the amount of $1,793,144; and (ii) notes payable of $29,721.  The increase in liabilities during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in current liabilities in accounts payable, accrued expenses, loans from shareholder and accrued interest.

Stockholders’ equity (deficit) increased from ($201,081) for fiscal year ended December 31, 2010 to ($339,294) for the nine month period ended September 30, 2011.

Cash Flows from Operating Activities

We have negative cash flows from operating activities during the period. For the nine month period ended September 30, 2011, net cash flows used in operating activities was ($48,590) consisting primarily of net loss of ($368,329). Net cash flows used in operating activities was adjusted by $95,820 in depreciation and amortization, $103,350 in common stock issued in payment of services, $48,106 in common stock issue in payment of interest and $15,000 in preferred stock issued in payment of services. Net cash flows used in operating activities was further changed by an increase in accounts payable of $419,996, accrued expenses of $69,098 and accrued interest of $38,335. Net cash flows used in operating activities was further changed by increases in deferred revenue of $42,153, accounts receivable of $295,579, inventories of $105,543 and deposits of $26,691.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2011, net cash flows used in investing activities was $73 in purchases of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from the generation of revenues and from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $40,448 consisting of $57,223 in loans from shareholders which was offset by $16,775 in principal payments on notes payable.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues, cash flow, debt financing and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $368,329 for the nine month period ended September 30, 2011. We had insufficient funds to deliver our backlog in the last nine months of 2011.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

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

Commitments and Contingent Liabilities

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three year non-cancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and we again renewed the lease for one year which commenced September 1, 2010 and which expired August 31, 2011.  At this time the rent is on a month to month basis however we are currently negotiating a new one-year lease for the same facility.The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $36,823 and $47,789 for the periods ended September 30, 2011 and December 31, 2010, respectively.

Our total current liabilities increased to $1,822,865 at September 30, 2011 compared to $1,351,275 at December 31, 2010.

As of September 30, 2011, our short and long term notes payable consist of the following:

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

●
We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $34,706.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

●
We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable.

●
We have a convertible promissory note in the amount of $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into  shares of common stock at $0.0033 per share..  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. During 2011 sufficient shares were issued to pay off the loan in full.  The balance due at September 30, 2011 was $-0-.

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

●
During the nine month period ended September 30, 2011, certain shareholders made cash advances to us to help with short-term working capital needs. The total additions to loans from shareholders with unstructured payment plans amounted to $6,934 during 2010 and $50,331 during the nine month period ended September 30, 2011. The total balance due on unstructured loans from shareholders is $177,792 at September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2011, our internal control over financial reporting was effective.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2011, we issued shares as follows:

●
During the nine month period ended September 30, 2011, we issued an aggregate 1,500,000 shares of our Series A Preferred Stock at a per share price of $0.01 as compensatory shares to certain of our officers, employees, independent contractors and consultants, which resulted in the recognition of $15,000 in expense. The shares of Series A Preferred Stock were issued in reliance on either Section 4(2) or Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of Series A Preferred Stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

●
During the nine month period ended September 30, 2011, we issued an aggregate 5,200,000 shares of our restricted common stock at a per share price of $0.003 as compensatory shares to certain of our officers, employees, independent contractors and consultants, which resulted in the recognition of $17,160 in expense. The shares of common stock were issued in reliance on either Section 4(2) or Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

●
During the nine month period ended September 30, 2011, we issued an aggregate 5,192,308 shares of our  common stock at a per share price of $0.001 in settlement of note payable and accrued interest.  The shares of common stock were issued in reliance on either Section 4(2) or Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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
__________
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

VIEW SYSTEMS, INC.

Date: November 10, 2011	By:	/s/ Gunther Than
Gunther Than,
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)