Form 10-K/A
period 2010-12-31
VIEW SYSTEMS INC
filed 2012-08-17
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ YES  ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES   ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ YES   ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES  ☑ NO

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ YES   ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 170,421,178 shares of common stock are outstanding as of August 15, 2012.

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

We are amending our Form 10-K Amendment No. 1 and the financial statements therein for the year ended December 31, 2010 to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the financial statements in Amendment No. 1 to Form 10-K for the year ended December 31, 2010, revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition the Company is restating its financial statements for the year ended December 31, 2010 due to the reclassification of common stock that was issued to the holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. We have updated certain results reflected in our “Risk Factors” section as well as in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective. We are also updating certain information required to be presented as of the latest practicable date.

In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

Except as described above, no other changes have been made to Amendment No. 1 to Form 10-K to update the information presented.  Therefore, this Amendment No. 2 on Form 10-K does not reflect events occurring after the filing of Amendment No. 1 to Form 10-K, nor does it modify or update all disclosures made therein which may be affected by events subsequent to December 31, 2010.  Accordingly, information presented in many Items is unchanged and reflects disclosures made at the time of filing Form 10-K for the year ended December 31, 2010, and this Amendment No. 2 should be read in conjunction with our amended quarterly filings for periods in 2011 when they are filed.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $555,145 for 2010 and had a net loss of $1,634,337 at December 31, 2009. In addition, View Systems, Inc. had a retained earnings deficit of $22,953,904 at December 31, 2010, as compared with $22,398,759 at December 31, 2009. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $555,145 for the fiscal year ended December 31, 2010 and net cash used in operations of $51,821 for the fiscal year ended December 31, 2010.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2010 was $555,145 and our net loss for the year ended December 31, 2009 was $1,634,337.  Our retained deficit was $22,953,904 at December 31, 2010.  We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near  future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  As a result we rely on private financing to cover cash shortfalls.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 31.6% of the voting power of our common and 69.9% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the  power to vote approximately 42% of common shares (based on the assumed effects of conversion of all of  Mr. Than’s preferred stock) as of the date of this amended report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

OTC Bulletin Board (1)

FISCAL YEAR ENDED DECEMBER 31, 2010:	High	Low
Fourth Quarter	$0.02	$0.01	(2)
Third Quarter	$0.03	$0.01
Second Quarter	$0.06	$0.01
First Quarter	$0.12	$0.04

FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.11	$0.01
Third Quarter	$0.03	$0.02
Second Quarter	$0.05	$0.01
First Quarter	$0.20	$0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Actual lowest daily price is believed to be $0.006 per share, but sub-penny historical price information is not available for our common stock on www.finance.yahoo.com.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	50,000,000	(1)	-	50,000,000	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	50,000,000		-	50,000,000

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

●
On January 28, 2010 we issued 3,500,000 shares at $.0467 per share to Allen Bender in settlement of litigation to enforce the terms of a convertible promissory note plus costs of litigation, attorney’s fees, and post-judgment interest in the total amount of $163,366.27.

●	On February 17, 2010, we issued 500,000 shares at $0.03 per share to William Paul Price as bonus compensation for his services rendered as an employee.

●	On February 22, 2010, we issued 461,000 shares at $0.0622 per share to William D. Smith as payment of interest on a note.

●	On July 27, 2010, we issued restricted shares to:

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

●
On September 15, 2010, we issued 500,000 restricted shares to John P. Holmes and 500,000 restricted shares to William Stamp in exchange for services rendered in the approximate amount of $5,000 each, at a price of $0.01 per share.

●	On November 8, 2010, we issued 857,143 restricted shares to Asher Enterprises as payment of $6,000 of principal on a note payable, at a price of $0.012 per share.

●	On November 29, 2010, we issued 1,209,677 restricted shares to Asher Enterprises as payment of $7,000 of principal on a note payable, at a price of $0.01 per share.

●	On December 21, 2010, we issued 1,000,000 restricted shares to Russell Holmes for business development services, at a price of $0.005 per share.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

We issued an aggregate of 62,267,147 shares of our unregistered common stock at purchase prices ranging from $0.01 to $0.0625 per share during 2009, as follows:

●
On January 26, 2009, we issued a total of 2,900,000 shares of our common stock to Kelli Myers (550,000 shares), A.S. Austin Company, Inc. (750,000 shares), Marlin Molinaro (800,000 shares), and Redstone Communication (800,000 shares), all as payment against convertible debt at $0.0345 per share.

●
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

●
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

●	On March 11, 2009, we issued 950,000 shares of common stock to Orion Financial Group, LLC as payment at $0.0625 per share against debt for investor relations services.

●	On March 19, 2009, we issued 500,000 shares of common stock to Ralph Sita as payment at $0.0625 per share against debt for accounting services.

●	On March 23, 2009, we issued 1,000,000 shares of common stock to Russell Weigel as payment at $0.0625 per share against debt for legal services.

●
On April 29, 2009, we issued 500,000 shares to William Gaskill at $0.03 per share in exchange for conversion of accounts payable and 500,000 shares to Rosenberg & Fayne at $0.0135 per share in exchange for legal services.

●	On May 12, 2009 we issued 1,500,000 shares to Michael Burton Prateley at $0.027 per share in exchange for consulting services.

●
On May 15, 2009 we issued 250,000 shares to Barbara Morelli, 2,000,000 shares to James Russell Wheeler, and 750,000 shares to Starr Consulting, Inc. at $0.027 per share in exchange for conversion of notes payable.

●	On May 29, 2009 we issued at $0.0135 per share a total of 5,000,000 shares to 12 shareholders of Visisys, Plc in connection with the execution of a Memorandum of Understanding.

●	On June 1, 2009 we issued 10,000,000 shares at $0.0135 per share to director Michael Bagnoli as compensation for a line of credit he guaranteed on behalf of the Company.

●	On June 5, 2009 we issued 100,000 shares to William Bryan Bogan at $0.0135 per share in exchange for consulting services.

●
On June 16, 2009 we issued at $0.027 per share 2,000,000 shares to Michael Burton-Prateley in exchange for consulting services and 500,000 shares to Marlene Maassen (spouse of director Martin Maassen) as payment for a loan.

●	On July 6, 2009, we issued 131,147 shares to William D. Smith at $0.02 per share as payment for accrued interest on a note payable.

●
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

●
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

●	Michael Burton-Prateley on December 10, 2008, 500,000 shares of our common stock at $0.03 in exchange for consulting services.

●	Michael Burton-Prateley on December 10, 2008, 112,500 shares of our common stock at $0.03 in exchange for consulting services.

●	Marlene Maassen on December 10, 2008, 312,500 shares of our common stock at $0.064 per share.

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

Restatement of Financial Statements for the Year Ended December 31, 2010

On July 30, 2012, the Company’s Management concluded that it was necessary to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of:  (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of  revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

The Company has taken steps to correct the error in financial reporting and has revised its interim financial disclosures for periods after December 31, 2010.  We have instituted a remediation plan which involves reeducating Company management, the accounting staff and the administrative staff as to the elements of a completed sale.  We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants.  Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance.    In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.  In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

Our restatement of our financial statements for the year ended December 31, 2010 also affects our finanical statement for the year ended December31, 2009. While the restated financial statements for December 31, 2009 are included in this Amendment No. 2 to Form 10-K, the change to the December 31, 2009  financial statements is a change of only ($74,325). Accordingly, we are not otherwise amending previously filed SEC reports or the financial statements therein for any interim period in 2009 or for the year ended December 31, 2009.

Financial results for the year ended December 31, 2010 reported in Item 7 of this Amendment No. 2 to Form 10-K are the restated results.  A summary of the changes to our prior financial statements is as follows:

	Original	Restated	Change
Balance sheet:
Stock settlement payable	0	163,366	163,366
Deferred income	42,153	158,270	116,117
Current liabilities	1,351,275	1,630,758	279,483
Total liabilities	1,361,427	1,640,910	279,483
Stock settlement in process	0	163,366	163,366
Retained earnings (deficit)
Beginning of year	(22,324,434)	(22,398,759)	(74,325)
End of year	(22,837,787)	(22,953,904)	(116,117)
Total stockholders’ equity (deficit)	(201,081)	(480,564)	(279,483)

Statement of operations:
Revenue	768,026	726,234	(41,792)
Gross profit	544,728	502,936	(41,792)
Net operating income (loss)	(568,665)	(526,873)	(41,792)
Net income (loss)	(513,353)	(555,145)	(41,792)

Statement of cash flows:
Net income (loss)	(513,353)	(555,145)	(41,792)
Change in deferred revenue	(87,400)	(45,608)	41,792

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2010 and 2009 as restated and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS (RESTATED)

	Years ended December 31,
	2010	2009

Revenues, net	$726,234	$557,432
Cost of sales	223,298	310,833
Gross profit (loss)	502,936	246,599
Total operating expenses	1,029,809	1,819,468
Loss from operations	(526,873)	(1,572,869)
Total other income (expense)	(28,272)	(61,468)
Net income (loss)	(555,145)	(1,634,337)
Net income (loss) per share	$(0.01)	$(0.04)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons detection system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales (restated) in 2010 and 2009.

	Dec. 31, 2010	Dec. 31, 2009

ViewScan	$311,882	$231,698
Warranty	148,508	62,075
Surveillance Package	107,752	0
Fiber-optic installation	91,118	0
Service, installation, training, etc	66,974	263,659
	$726,234	$557,432

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

Cost of sales include costs of products sold and shipping costs and were approximately 31% of net revenues for 2010 as compared to cost of sales of  56% of net revenues from 2009, a decrease of 25%.

For 2010 total operating expense decreased $789,659, a decrease of 43%, as compared to 2009.  Net Income (Loss) was ($555,145) in 2010, and ($1,634,337) in 2009, an improvement of $1,079,192. Inflation has not been a significant factor in our either our price points nor in the cost of product sold.  The sales cycles are long and cross budget and annual review boundaries.  The approval for purchase process is affected by both federal funds being available and state decisions interacting with local needs and review of safety and homeland security committees comprised of sheriffs, police, fire and SWAT teams.  We have not found elasticity in price affecting decision for purchase or approval.

Liquidity and Capital Resources

We have incurred losses for the past two fiscal years and had a net loss of $555,145 at December 31, 2010. We had insufficient funds to deliver our backlog in the last half of 2010.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover our all of our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2010, we received cash from revenues of $726,234, loans from shareholders of $6,934, and proceeds from notes payable of $50,000.  For the year ended December 31, 2009, we received cash from revenues of $557,432, loans from shareholders of $68,630, a line of credit for $200,000, and proceeds from notes payable of $50,000.  We have incurred losses for the past two fiscal years and had a net loss of $555,145 at December 31, 2010 as compared with a net loss of $1,634,337 for the year ended December 31, 2009.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. We will also continue to rely on the issuance of our common stock to pay for services and debt when cash is unavailable.  Management anticipates that we will continue to issue shares for services in the short term.

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

Our total current liabilities decreased to $1,630,758 at December 31, 2010 compared to $1,989,033 at December 31, 2009.  Our current total liabilities at December 31, 2010 included accounts payable of $383,695, accrued expenses of $151,839, accrued interest of $46,363, accrued royalties of $225,000, loans from shareholders of $127,461, notes payable (short term) of $374,764, stock settlement payable of $163,366, and deferred revenue of $158,270.

Our total current liabilities at December 31, 2009 included accounts payable of $486,979, accrued expenses of $71,912, accrued interest of $170,518, accrued royalties of $225,000, loans from shareholder of $193,027, notes payable of $637,719, and deferred revenue of $203,878.

As of December 31, 2010, our short and long term notes payable consist of the following:

●
We have an unsecured convertible loan from former director William D. Smith in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The principal amount currently outstanding is $116,000.

●
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

Robert L. White & Associates, Inc.
Certified Public Accountants

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

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,953,904 at December 31, 2010. Additionally, for the year ended December 31, 2010, the Company had a net loss of $555,145. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robert L. White

Robert L. White & Associates, Inc.
March 7, 2011,
Except as to the restatement set forth in Note 14,
as to which the date is August 16, 2012

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010

	For the Years Ended December 31,
ASSETS	2010	2009
	Restated	Restated
Current Assets
Cash	$8,334	$70,804
Accounts Receivable (Net of Allowance of $1,000)	78,449	251,581
Inventory	2,724	7,792

Total Current Assets	89,507	330,177

Property & Equipment (Net)	65,774	95,948

Other Assets
Licenses (Net)	787,186	892,144
Due from Affiliates	-	147,507
Intellectual Property	147,507	-
Investment	67,500	67,500
Deposits	2,872	7,528

Total Other Assets	1,005,065	1,114,679

Total Assets	$1,160,346	$1,540,804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$383,695	$486,979
Accrued Expenses	151,839	71,912
Accrued Interest	46,363	170,518
Accrued Royalties	225,000	225,000
Loans from Shareholders	127,461	193,027
Notes Payable	374,764	637,719
Stock Settlement Payable	163,366
Deferred Revenue	158,270	203,878

Total Current Liabilities	1,630,758	1,989,033

Long-Term Liabilities
Long-Term Portion of Notes Payable	10,152	39,872

Total Liabilities	1,640,910	2,028,905

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 97,410,189	97,410	-
Issued and Outstanding 79,442,369	-	79,442
Stock Settlement in Process	(163,366)
Additional Paid in Capital	22,538,400	21,830,320
Retained Earnings (Deficit)	(22,953,904)	(22,398,759)

Total Stockholders' Equity (Deficit)	(480,564)	(488,101)

Total Liabilities and Stockholders' Equity	$1,160,346	$1,540,804

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009
	Restated	Restated

Revenues, Net	$726,234	$557,432

Cost of Sales	223,298	310,833

Gross Profit (Loss)	502,936	246,599

Operating Expenses
General & Administrative	515,214	407,377
Professional Fees	228,934	830,552
Bad Debts	15,748	18,370
Salaries & Benefits	269,913	563,169

Total Operating Expenses	1,029,809	1,819,468

Net Operating Income (Loss)	(526,873)	(1,572,869)

Other Income(Expense)
Gain from renegotiated debt	42,502	-
Interest Expense	(70,774)	(61,468)

Total Other Income (Expense)	(28,272)	(61,468)

Net Income (Loss)	$(555,145)	$(1,634,337)

Net Income (Loss) Per Share	$(0.01)	$(0.04)

Weighted Average Shares Outstanding	88,885,437	40,285,009

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

					Stock
					Settlement	Additional	Retained
	Preferred		Common		in Process	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Note 13	Capital	(Deficit)
							Restated
Balance, December 31, 2008	89,647	$896	17,175,222	$17,175	-	$20,460,829	$(20,764,422)

January - March 2009 - shares issued for services,
accounts payable and notes payable	-	-	13,536,000	13,536	-	527,489	-

April - June 2009 - shares issued for services,
accounts payable and notes payable	-	-	18,100,000	18,100	-	327,500	-

April - June 2009 - shares issued as an investment
in stock of another company (non-subsidiary)	-	-	5,000,000	5,000	-	62,500	-

July - September 2009 - shares issued for services,
interest expense and notes payable	-	-	5,631,147	5,631	-	72,002	-

October - December 2009 - shares issed for services	-	-	20,000,000	20,000	-	380,000	-

Net loss for the year ended December 31, 2009							(1,634,337)

Balance, December 31, 2009	89,647	896	79,442,369	79,442	-	21,830,320	(22,398,759)

January-March 2010 - shares issued for services,
notes payable and accrued interest	-	-	10,961,000	10,961	-	332,726	-

January-March 2010 - shares issued under the terms
of a stock settlement - Note 13	-	-	3,500,000	3,500	(163,366)	159,866	-

April-June 2010 - reversal of shares issued in error	-	-	(10,000,000)	(10,000)	-	(290,000)	-

July-September 2010 - shares issued for services,
notes payable, accounts payable and accrued interest	-	-	10,440,000	10,440	-	448,672	-

Reclassified proceeds from prior year stock issuances	-	-	-	-	-	32,500	-

October-December 2010 - shares issued for services,
notes payable and accrued interest	-	-	3,066,820	3,067	-	24,316	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(555,145)

Balance, December 31, 2010	89,647	$896	97,410,189	$97,410	$(163,366)	$22,538,400	$(22,953,904)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009
	Restated	Restated
Cash Flows from Operating Activities:
Net Income (Loss)	$(555,145)	$(1,634,337)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	128,099	116,945
Common stock issued for services	113,292	1,014,781
Bad Debts	15,748	18,370
Gain from renegotiated debt	(42,502)	-
Interest Expense Paid with Stock	4,085	-
Loss from sale of fixed assets	4,996	-
Proceeds from sale of fixed assets	2,036	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	157,384	(181,220)
Inventories	5,068	38,807
Other Assets	4,656	-
Increase (Decrease) in:
Accounts Payable	25,175	114,592
Accrued Expenses	130,895	90,258
Deferred Revenue	(45,608)	203,678
Net Cash Used in Operating Activities	(51,821)	(217,926)

Cash Flows from Investing Activities:
Additions to Fixed Assets	-	(28,652)
Advances (to)/ receipt from Related Party	-	80

Net Cash Used in Investing Activities	-	(28,572)

Cash Flows from Financing Activities:
Funds Advanced from Stockholders	6,934	68,630
Loans Received (Repaid) under Line of Credit	(57,958)	200,000
Proceeds from Notes Payable	50,000	50,000
Principal Reductions on Equipment Notes Payable	(9,625)	(3,096)

Net Cash Provided by Financing Activities	(10,649)	315,534

Increase (Decrease) in Cash	(62,470)	69,036

Cash and Cash Equivalents at Beginning of Period	70,804	1,768

Cash and Cash Equivalents at End of Period	$8,334	$70,804

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2010	2009
	Restated	Restated
Cash Paid For:
Interest	$15,016	$14,473

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Vehicle purchases financed with notes payable	$-	$52,594
Notes payable paid down with common stock	275,092	231,000
Accrued interest paid with common stock	175,123	-
Loans from shareholders paid with common stock	40,000	16,656
Accounts payable paid with common stock	85,955	132,250
Vehicle purchased with common stock	-	7,813
Investment made with common stock	-	67,500

The accompanying notes are an integral part of these consolidated financial statements.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs, develops, and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in equipment and components for the fiber optic and communication cable industries.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system.  In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale.  The concealed weapons detection system and the digital video system each require installation and training.  The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer.  However, the customer can also self-install or can engage another firm to provide installation and training.  Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.  Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.  The revenue from warranties is recognized on a straight line bases over the period covered by the warranty.  Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary.  Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended December 31, 2010 and 2009 was $104,958 and $104,958, respectively.  Consistent with SFAS No. 142, the intellectual property was also analyzed to determine if any impairment existed at December 31, 2010 and 2009.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate.

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
DECEMBER 31, 2010 AND 2009

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

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2010

Income (loss) from continuing operations which is the amount that is available to common stockholders	$(555,145)	88,885,437	$(0.01)

Year ended December 31, 2009

Income (loss) from continuing operations which is the amount that is available to common stockholders	$(1,634,337)	40,285,009	$(0.04)

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended December 31, 2010 and 2009, the Company incurred net losses of $555,145 and $1,634,337, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

Milestone Technology, Inc. was a developer of concealed weapons detections systems.  Its primary product was a walk-through detector that uses advanced magnetic technology to accurately pinpoint the location, size, and numbers of concealed weapons. Milestone Technology, Inc. is not active.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

6.             NOTES PAYABLE

Notes payable as of December 31, 2010 and 2009 consists of the following:

	2010	2009

Investor/stockholder Group During 2006 the Company negotiated a loan arrangement with a group of investors to loan a specific amount to the Company which, once the total amounts loaned reached a certain amount, the loans would be converted into shares of common stock. Since the threshold was never achieved, the conversion option was terminated and the loans became due on demand with interest at 8% per annum. The debt was settled in 2010 for 4,500,000 shares of common stock	$0	$162,092

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Stockholder An unsecured loan from a stockholder which was due in full on November 1, 2007 with interest at 15%. The note is convertible into shares of common stock at the option of lender at the rate of $6.00 per share of common stock. If converted in full this amounts to 16,667 shares. This debt was settled in 2010 for 3,500,000 shares of common stock	0	100,000

Lafayette Community Bank A short term line of credit loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2010. Interest accrues monthly at 7% per annum.	142,042	200,000

Investor Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable.	50,000	50,000

Investor Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to 2,938,742 shares of common stock	37,000	0

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	39,873	49,497

TOTAL	$384,915	$677,589

Principal payments for the next five years are as follows:

2011	$357,679
2012	10,708
2013	11,294
2014	5,231

TOTAL	$384,915

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	December 31,	December 31,
	2010	2009

Net loss per financial statements which approximates net loss per income tax returns	$(555,145)	$(1,560,012)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(233,161)	(655,205)
Less valuation allowance	233,161	655,205

Net income tax expense (benefit)	$-	$-

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

 During 2010 and 2009, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

	2010		2009
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized

Officers and employees	500,000	$15,000	35,305,500	$744,681

Independent contractors and consultants	10,919,810	184,095	9,230,000	270,100

Total	11,419,810	$199,095	44,535,500	$1,014,781

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more appropriate.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

12.            CORRECTION FOR DUPLICATIVE STOCK ISSUANCE

On January 13, 2010, we inadvertently issued a total of 10,000,000 shares of common stock to two of our directors who had previously been issued a total of 10,000,000 shares of common stock in December 2009.  The duplicative issuance did not affect the directors’ reporting of their actual stock holdings.  However, the duplicative stock issuance was recorded in our financial statements and reported on Form 10-Q for the period ended March 31, 2010.  We have reversed the expense item attributed to the duplicative stock issuance which results in a decrease in our expenses of $300,000 in a subsequent period.

13.            STOCK SETTLEMENT IN PROCESS

During 2006 the Company negotiated a loan from an individual in the amount of $100,000.  Under the terms of the loan it was to be repaid in full within one year together with interest at the rate of 15% per annum.  The Company was unable to pay the loan when due and under the threat of litigation the note holder was given 3,500,000 shares of common stock.  The stock was issued on January 28, 2010.  At that time the principal, accrued interest and legal fees amounted to $163,366.  Under the terms of a court ordered stipulation agreement if the note holder was unable to liquidate the stock in full payment of the stipulated amount then the Company would be obligated to issue more stock to him to make up for the shortage.  As a part of the agreement the note holder is required to account for proceeds realized from the sales of stock.  The note holder has yet to report any stock sales so this settlement is considered to be in process.

14.            RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the year ended December 31, 2010 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  In addition the Company is restating the December 31, 2010 financial statements due to the reclassification of common stock that was issued to the holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs (see Note 13 above).  However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	Original	Restated	Change
Balance sheet:
Stock settlement payable	0	163,366	163,366
Deferred income	42,153	158,270	116,117
Current liabilities	1,351,275	1,630,758	279,483
Total liabilities	1,361,427	1,640,910	279,483
Stock settlement in process	0	163,366	163,366
Retained earnings (deficit)
Beginning of year	(22,324,434)	(22,398,759)	(74,325)
End of year	(22,837,787)	(22,953,904)	(116,117)
Total stockholders’ equity (deficit)	(201,081)	(480,564)	(279,483)

Statement of operations:
Revenue	768,026	726,234	(41,792)
Gross profit	544,728	502,936	(41,792)
Net operating income (loss)	(568,665)	(526,873)	(41,792)
Net income (loss)	(513,353)	(555,145)	(41,792)

Statement of cash flows:
Net income (loss)	(513,353)	(555,145)	(41,792)
Change in deferred revenue	(87,400)	(45,608)	41,792

Due to an accounting error, the Company has also restated its financial statements as of and for the year ended December 31, 2009 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

	Original	Restated	Change
Balance sheet:
Deferred income	129,553	203,878	74,325
Current liabilities	1,914,708	1,989,033	74,325
Total liabilities	1,954,580	2,028,905	74,325
Retained earnings (deficit)
End of year	(22,324,434)	(22,398,759)	74,325
Total stockholders’ equity (deficit)	(413,776)	(488,101)	74,325

Statement of operations:
Revenue	631,757	557,432	(74,325)
Gross profit	320,924	246,599	(74,325)
Net operating income (loss)	(1,498,544)	(1,572,869)	(74,325)
Net income (loss)	(1,560,012)	(1,634,337)	(74,325)

Statement of cash flows:
Net income (loss)	(1,560,012)	(1,634,337)	(74,325)
Change in deferred revenue	129,553	203,878	74,325

 While the restated financial statements for the year ended December 31, 2009 are included in this Amendment No. 2 to Form 10-K for the year ended December 31, 2010, we are not otherwise amending our SEC reports or the financial statement therein for any interim period in 2009 or for the year ended December 31, 2009.

15.            MATERIAL WEAKNESS IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have identified material weakness in our internal controls over financial reporting, that, if not corrected, could result in material misstatements in our financial statements.   We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002 and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose.  However, in connection with the audit of our financial statements for the year ended December 31, 2011, our auditors and we have identified certain matters involving our internal controls over financial reporting that constitute material weaknesses under standards established by the Public Accounting Oversight Board.

The material weakness identified resulted from inadequate oversight by management and accounting personnel into the process of recognizing revenue in accordance with generally accepted accounting principles.  As a result revenue from sales of extended warranties were recognized as revenue when contracted for rather than allocated over the life of the warranty.  In addition, some sales of products were recognized as revenue even though all of the elements of a completed sale were not evident.   See Note 14 above.

We have instituted a remediation plan which involves reeducating Company management, the accounting staff and the administrative staff as to the elements of a completed sale.  We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants.  Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance.    In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believed that as of December 31, 2010, the Company’s internal control over financial reporting was effective and reported that belief in its Form 10-K for the year ended December 31, 2010 and in Amendment No. 1 thereto.  However, in connection with the audit of our financial statements for the year ended December 31, 2011, our auditors and we have identified certain matters involving our internal controls over financial reporting that constitute material weaknesses under standards established by the Public Accounting Oversight Board.  Accordingly, in light of the latent discovery of material weaknesses, the Company must conclude that its internal control over financial reporting was not effective.

On July 30, 2012, the Company’s Management concluded that it was necessary to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of:  (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of  revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

The Company has taken steps to correct the error in financial reporting and has revised its interim financial disclosures for periods after December 31, 2010.  We have instituted a remediation plan which involves reeducating Company management, the accounting staff and the administrative staff as to the elements of a completed sale.  We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants.  Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance.    In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.  In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

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

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2010:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$120,000	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary

Michael Burton-Prateley	$0	As Director
	$0	As Chief Financial Officer

William Paul Price	$0	As Director
	$28,678	As Vice President of Network Services ††

†     Mr. Than is also reimbursed for his motor vehicle fuel expense.
††   The Company does not consider Mr. Price to be an executive officer.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2010	$120,000		$0					$120,000
(Principal Chief Executive	2009	120,000		256,250					476,250
Officer, President
and Director)

Michael Bagnoli	2010	0							0
(Secretary and Director)	2009	0							0

Martin Maassen	2010	0							0
(Director)	2009	0							0

Michael Burton-Prateley	2010	0		0					0
(Chief Financial Officer and Director)(1)	2009	0		100,000					100,000

William Paul Price	2010	28,678		15,000					43,678
(Vice President of Network Services	2009	0		100,000					100,000
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of August 15, 2012 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 170,421,178 shares of common stock outstanding as of August 15, 2012. The percentage of beneficial ownership of preferred stock is based upon 2,989,647 shares of preferred stock outstanding as of August 15, 2012.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Michael L. Bagnoli	Common	15,009,000	(1)	8.81%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624	(2)	6.58%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	16,878,383		9.90%
1550 Caton Center Drive, Suite E	Preferred	2,089,647		69.9%
Baltimore, Maryland 21227

William Paul Price	Common	5,696,501	(4)	3.34%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

Michael Burton-Prateley (3)	Common	5,000,000	(4)	2.93%
951 Fell St., Apt. 601
Baltimore, Maryland 21231

All Directors and officers	Common	53,794,508		31.57%
as a group	Preferred	2,089,647		69.9%

(1) Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.
(2) Represents 11,210,624 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.
(3) Resigned in April 2010. Share ownership excluded from “all directors and officers” beneficial ownership calculation.
(4) Source of information is from SEC filings by shareholder.

The above table reflects share ownership as of the most recent date.  Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.  We have one class of preferred stock, which we named “Series A.” Each share of Series A preferred stock has the equivalent of fifteen votes per share of common stock and is entitled to vote on all matters.  Accordingly, Mr. Than’s preferred stock has the voting rights of, and is convertible into, 31,344,705 common shares in addition to his ownership and voting rights to 16,878,383 common shares.

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

	2010	2009

Audit fees	$11,850	$15,000
Audit related fees	0	1,600
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2012.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	August 17, 2012
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	August 17, 2012
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	August 17, 2012
Martin J. Maassen