Form 10-K
period 2011-12-31
VIEW SYSTEMS INC
filed 2012-08-20
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ YES   ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2011 was $576,982.

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

PART I

ITEM 1.  BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "View Systems", "we", "us" and "our" are to View Systems, Inc.

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

Our Business

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications.  In 1998 digital video recorder technology was our first developed product and we enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices.  In 2003 we sold this product to various commercial entities including schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations. In these installations we integrated the digital video recorded technology with other electronic devices, and we gained knowledge of the security needs of a wide range of businesses.

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan.  We have penetrated four major market segments for this product: correctional facilities, judicial facilities, probation offices and federal facilities in the Mid-Atlantic States, the West Coast and the South.  In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder.  The markets for these units are first responder units for agencies such as the National Guard, Coast Guard, Army, state law enforcement agencies, and fire departments.  Both of these technologies were licensed from the U.S. Department of Energy's Idaho National Engineering Laboratory ("INEL").  Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture some components of our products.

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

In February 2006 we demonstrated a ViewScan product with a precision optical biometric fingerprint terminal.  As expected, the demand for biometric interfaces has increased significantly.  In addition to verifying that an individual is not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including: fingerprint, facial, iris, driver’s license and employee identification card verification.

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

This product allows hands-free operation of the unit because it allows the person to wear the unit with a helmet mounted monocle.

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

6. Network Services

View Systems Inc. Network Services group supplied integrated electronic security and control systems for commercial and industrial applications throughout the Mid Atlantic area.

In approximately March 2011, we elected to discontinue our Network Services group.   We did not secure any jobs during the summer high season because the minimum amount of work we needed to be profitable was not available to us.  We did not earn any revenue from this division, but we continued to have overhead deriving from lease obligation on two motor vehicles that supported this division. In August 2011 we sold one vehicle at a gain of $338 and continue to make payments on a second vehicle.  Between March 2009 when we entered the fiber optic cable installation business and our exit in March, 2011, our revenues attributed to this division were approximately $200,000 while our accumulated costs which are ongoing were $0 at the end of the reporting period.

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

8. Visisys Ltd.

The Company’s partnership with Visisys, Ltd. has been terminated. There were no sales in either 2011 or 2010 from this partnership, but the termination of the partnership did not impact our balance sheet materially. We believe that Visisys, Ltd. has gone out of business.

9.  Training and Service Programs

We offer support services for our products which include:

●	On site consulting/planning with customer architect and engineers,

●	Installation and technical support,

●	Training and "Train the Trainer" programs, and

●	Extended service agreements.

Our Market

Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers an enhanced surveillance and detection capacity.  Management has chosen to avoid the air passenger traffic and civilian airport market for metal detection because we believe that a larger market exists in venues such as sporting events, concerts, race tracks, schools, courthouses, municipal buildings, and law enforcement agencies.

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

In March, 2011, we exited the fiber optic installation network and terminated our Network Services Division.

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

We use mailings and telephone calls to contact potential representatives in a geographical area with the intent to arrange a demonstration of our products to these persons.  We attend region specific trade shows such as sheriff's conventions, court administrators meetings, civil support team, and state police shows.  Then we demonstrate or give trial offers in the area until a sale is completed.  Once we have completed a sale in a specific market area, then we expand that market by contacting correctional facilities, courthouses and other municipal buildings.  We ship our products to the customer and each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.

We have ongoing reseller arrangements with small and medium-sized domestic and international resellers.  Our reseller agreements grant a non-exclusive right to the reseller to purchase our products at a discount from the list price and then sell them to others.  These agreements are generally for a term of one year and automatically renew for successive one-year terms unless terminated by notice or in the event of breach.

In 2010 we also have experienced international interest from security related resellers and system integrators. Previously, we had chosen not to pursue international markets, but we secured sales in Bangladesh.

Marketing of the MINI can be viral through use of Internet search engine optimization.  During 2011 we did not have the financial resources to market the MINI.

Backlog

Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory.  As of December 31, 2011, we had a backlog of $180,000 of firm ViewScan purchase orders, which represents approximately 19 units awaiting manufacture.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products weeks or months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

Major Customers

In 2011 we had 21 ViewScan units ordered by correctional facilities, and 60 units ordered by domestic schools and police departments. We also received purchase orders for a total of 12 ViewScan units from a customer in Bangladesh.

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

Trademark, Licenses and Intellectual Property

Certain features of our products and documentation are proprietary, and we rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information.  We limit access to, and distribution of, our software, documentation and other proprietary information.  As part of our confidentiality procedures, we generally enter into confidentiality and invention assignment agreements with our employees and mutual non-disclosure agreements with our manufacturing representatives, dealers and systems integrators.  Notwithstanding such actions, a court considering these provisions may determine not to enforce such provisions or only partially enforce such provisions.

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

Research and Development

We outsource improvements or changes when requested by customers and warranted financially.  For the years ended December 31, 2010 and December 31, 2011, we have spent approximately $20,000 and $8,500, respectively, on research and development.

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

Employees

As of the date of this annual report, the Company employed approximately 5 persons, including 1 sales executive, and 3 office personnel which include 1 customer service engineer.  Two persons are part-time and we also contract with 5 independent contractors who devote a majority of their work to a variety of our projects.  Our employees are not presently covered by any collective bargaining agreement.  Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and a net loss of $555,145 for 2010. In addition, View Systems, Inc. had an accumulated deficit of $24,714,923 at December 31, 2011, as compared with $22,953,904 at December 31, 2010. Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $1,761,019 for the fiscal year ended December 31, 2011 and net cash used in operations of $20,580 for the fiscal year ended December 31, 2011.  Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company's expected cash requirements in 2012, additional capital investment will be necessary to develop and sustain the Company's operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the year ended December 31, 2011 was $1,761,019 and our net loss for the year ended December 31, 2010 was $555,145.  Our retained deficit was $24,714,923 at December 31, 2011.  We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels.  While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability.  We have had to rely on private financing to cover cash shortfalls.  As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2011. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2011, and December 31, 2010 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 28.6% of the voting power of our common and 69.9% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 39.7% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders.  A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, AND OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED IF WE DO NOT ADEQUATELY ADDRESS THOSE WEAKNESSES OR IF WE HAVE OTHER MATERIAL WEAKNESSES OR SIGNIFICANT DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

We did not adequately implement certain internal controls, particularly with respect to revenue reporting, and made certain other accounting errors in our financial statements for the year ended December 31, 2010 and for the interim periods of March 31, 2011, June 30, 2011, and September 30, 2011.  Due to accounting errors, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of:  (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of  revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Although the Company has taken steps to correct its identified material weaknesses in our internal controls and has revised its interim financial disclosures for periods after December 31, 2010, the existence of these or possibly other  material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us.  If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT WOULD LEAD TO LOSS OF INVESTOR CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

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

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

THERE IS NO SIGNIFICANT ACTIVE TRADING MARKET FOR OUR SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO SELL THEM PUBLICLY.

There is no significant active trading market for our shares, and we do not know if an active trading market will develop.  An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations.  Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

As of the date of this annual report, all of our common stock held by non-affiliates  that was  issued before December 31, 2011 and was either issued in a registered offer for sale or exchange or has been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with 100% of our common stock issued prior to December 31, 2011 to non-affiliates being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our Common Stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold, however, if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information.   However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease which expired in October 2008. This location serves as both the Company’s principal executive office and the manufacturing and assembly location for our proprietary products.   The Company renewed the lease for one year commencing February 1, 2012 and expiring January 31, 2012. The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this report we are not a party to any material legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "VYST.OB" up to October 2008 and from October 17, 2008 under the symbol “VSYM.OB” and is traded over the counter. The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2011:	High	Low
Fourth Quarter	$0.012	$0.0011
Third Quarter	$0.0073	$0.0014
Second Quarter	$0.012	$0.005
First Quarter	$0.0155	$0.005

FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.02	$0.006
Third Quarter	$0.027	$0.0062
Second Quarter	$0.06	$0.013
First Quarter	$0.12	$0.039

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

Shareholders of Record

As of December 31, 2011, there were approximately 376 holders of record of our common stock, not including holders who hold their shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,000,000	(1)	-	36,340,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	50,000,000		-	36,340,900

(1)	Represents shares reserved for the Company’s 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company’s 2010 Service Provider Stock Compensation Plan.

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

Benefits of the 2010 SCP. The 2010 SCP is registered with the SEC pursuant to the Securities Act.  Therefore, all eligible recipients accepting awards of stock for services under the SCP will receive registered stock.  Payment for services in the form of registered stock is beneficial to the Company because it enables the Company to preserve its cash while enabling it the possibility of receiving valuable services from service providers.  Not all service providers are expected to accept payment in Company stock.  Those service providers that accept payment for services in Company Common Stock may liquidate the stock at any time at market price provided there is sufficient volume in the stock at time of sale.  Usual investment risks in our Common Stock would apply to the stock issued pursuant to the SCP.

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

Information Relating to Outstanding Shares

As of August 6, 2012, there were 170,421,178 shares of our common stock issued and outstanding and 2,989,647 shares of our preferred stock issued and outstanding.  Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 41,948,427 shares are owned by officers, directors and principal stock holders) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144.  In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock.  Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

Recent Sales of Unregistered Securities

During 2011, we issued an aggregate of 22,110,111 shares of unregistered common stock and 1,400,000 Series A preferred shares as follows:

Common Shares

●	On January 31, 2011, we issued 2,000,000 restricted shares to Charles G. Davis, III, in settlement of a debt in the amount of $10,000, at a price per share of $0.005; and

●	On March 8, 2011, we issued 3,030,303 unrestricted shares to Asher Enterprises in exchange for a $10,000 reduction in outstanding loan principal, at a price per share of $0.003.

●	On May 16, 2011, we issued:

4,000,000 restricted shares to Russell C. Weigel, III, P.A. in settlement of a debt in the amount of $20,000, at a price per share of $0.005.

1,200,000 restricted shares to Charles G. Davis, III in settlement of a debt in the amount of $4,400 at a price per share of $0.0037.

●
On May 23, 2011, we issued 2,000,000 restricted shares to Charles G. Davis, III, in settlement of a debt in the amount of $6,700 and a note payable in the amount of $6,500, at a price per share of $0.0066.

●	On May 24, 2011, we issued 4,687,500 unrestricted shares to Asher Enterprises in exchange for a $16,000 reduction in outstanding loan principal, at a price per share of $0.0034.

●	On July 22, 2011, we issued 5,192,308 unrestricted shares to Asher Enterprises in exchange for a $10,500 reduction in outstanding loan principal, at a price per share of $0.002.

Series A Preferred Shares

●
On April 15, 2011, we issued 1,000,000 shares to Gunther Than and 400,000 shares to John P. Holmes at $0.0055 per share in exchange for forgiveness of a debt owed to the Company of $64,000 and for marketing and promotional services, respectively..

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were sold in private transactions, and all of the purchasers had an employment, professional, or vendor relationship with the Company such that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities  All of the purchasers were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements.  All of the purchasers understood the economic risk of an investment in our securities. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

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

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were sold in private transactions, and all of the purchasers had an employment, professional, or vendor relationship with the Company such that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities  All of the purchasers were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements.  All of the purchasers understood the economic risk of an investment in our securities. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

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

All of such shares were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were sold in private transactions, and all of the purchasers had an employment, professional, or vendor relationship with the Company such that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities  All of the purchasers were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements.  All of the purchasers understood the economic risk of an investment in our securities. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

Use of Proceeds from Registered Securities

On October 7, 2010, we filed a registration statement with the U.S. Securities & Exchange Commission (“SEC”) on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million in proceeds.  The SEC file number of the registration statement is 333-169804. The Form S-1 was declared effective by the SEC on March 25, 2011. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock.  The offering price for the Company’s shares registered in the offering is $0.02 per share for an aggregate offering price of $1 million. The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to one of our consultants in exchange for forgiveness of debt.  The consultant may re-offer the shares at market price. The aggregate offering price of the consultant’s shares at $0.02 per share is $30,000.00.

As of December 31, 2011, we have not sold or exchanged common stock registered in the registration statement for cash, services, or in exchange for forgiveness of any debt obligation.  The offering at all times has been self-underwritten, meaning we have been offering the registered shares ourselves, and we have not entered into an agreement for an underwriter to acquire some or all of the shares registered. The offering expires by its own terms on March 25, 2012.We have not incurred a material amount of expenses in offering the shares for sale because the market price of our common stock was below the fixed offering price provided in the prospectus.  Also, we understand that the selling shareholder named in the prospectus has not sold its shares registered in the registration statement.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

Overview

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  The Company had a net of seventeen sales in 2010.  We have not had additional sales of this product, and we are not actively pursuing sales at this time.

In 2011 we had 21 ViewScan units ordered by correctional facilities of which we delivered 7 units, and 60 units ordered by domestic schools and police departments, of which we delivered 21 units. We also received purchase orders for a total of 12 ViewScan units from a customer in Bangladesh, of which we delivered 2 units in 2011 and the remainder in 2012.   Our ability to fill these orders on a timely basis was hampered by a lack of cash needed to acquire the necessary parts.

Our strategy for 2012 for ViewScan will be to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders becoming self funding.   Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions and the integration of new technologies and businesses.. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

No Merger or Acquisition Pending in 2011

We have not entered into definite agreements or decisions about any business combination opportunities, although we did have several discussions with interested parties that appeared to be promising.  None of those discussions resulted in the execution of a term sheet or other document, and we do not believe that such discussions with such parties will be resumed.  However, we continue to explore potential merger and acquisition options. We continue to have  net tax loss carry-forward of approximately $24,000,000 that has been of interest to some potential acquirers.

Discontinued Operation

Fiber optic contract installations peaked for 2010 in the summer months.  Although this market is seasonal and slow in the fall and winter months, we did not secure meaningful subcontract work during 2011.  We have chosen not to pursue Fiber optic network installations and have discontinued this area of our business.

Form S-1 Registration Statement Declared Effective

On October 7, 2010, we filed a registration statement with the U.S. Securities & Exchange Commission (“SEC”) on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million.  The Form S-1 was declared effective by the SEC on March 25, 2011. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock.  The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to one of our consultants in exchange for forgiveness of debt.

Having our registration statement declared effective proved to be only the first step in pursuit of restructuring our debts with the help of a registered securities offering.  Two circumstances, which may be related, prevented our progress: (1) we have not secured a suitable investment banking relationship through which to underwrite all or part of the offering; and (2) our common stock traded in 2011 at share prices below the $0.02 per share fixed price of the offering, making it impossible to find public buyers for registered stock.  We anticipate that we will have greater success in 2012 in selling stock registered in the offering because in our first quarter of 2012 we made our first sales of our registered shares.  The registration statement by its terms expires on March 25, 2012.

Subsequent Events

Change of Independent Accountants

On March 18, 2012, Robert L. White & Associates, Inc. was dismissed as certifying accountant for the Company.  On March 30, 2012, the Company engaged Seale and Bears, CPAs, LLC, as its principal independent accountant.  Robert L. White & Associates, Inc. audited the Company’s financial statements for the years ended December 31, 2009 and 2010.

On June 21, 2012, Seale and Beers, CPAs, LLC was dismissed as the Company’s independent accountant prior to completion of an audit of our financial statements for the year ended December 31, 2011.

On June 22, 2012, the Company engaged Stegman & Company as certifying accountant for the Company.  Stegman & Company audited the Company’s financial statements for the year ended December 31, 2011.

Restatements of Financial Statements for December 31, 2010, and March 31, June 30, and September 30, 2011

In conjunction with the Company’s previously reported change of independent accountants, the Company engaged an outside consultant to perform a review of 100% of the Company’s 2011 revenue arrangements and to identify any misapplication of US GAAP with respect to those arrangements.  As a result of this review, the Company determined to restate its financial statements as of and for the period ended December 31, 2010 to reflect a correction to an understatement of deferred income that resulted from allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, we are correcting a revenue overstatement due to recognition of sales prior to the installation of our products.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition, the Company is restating its December 31, 2010 financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs however after a further review of the legal documents it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we will revise management’s report on internal controls over financial reporting to conclude that our internal controls over financial reporting were not effective. Amendment No. 2 to our Form 10-K for the year ended December 31, 2010 discloses the restated financial statements for December 31, 2010.

The correction and restatement to our financial statements for the year ended December 31, 2010 also resulted in corrections and restatements to our financial statements included in Forms 10-Q filed for periods ending in 2011. Thus, we amended our Forms 10-Q for the periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

Acquisition Pending in 2012

On June 1, 2012, the Company entered into an asset purchase agreement with Essential Security Group of Toledo, Ohio (the "Seller" or "ESG").  ESG is an installer of the Company’s View Scan units.  The Company agreed to purchase all assets and liabilities of ESG for payment of two million shares of Company common stock to ESG’s two principal shareholders with one million shares being due at closing and the balance due upon ESG’s attainment of certain performance goals.  ESG’s principal shareholders, John P. Rademaker and David Loyer, will execute employment agreements and non-competition agreements with the Company as a condition of closing.  On June 28, 2012, the parties to the above-referenced asset purchase agreement executed an amendment to the agreement. The amendment imposes a floating closing date subject to completion of the Seller’s delivery of required pre-closing items and the Company’s completion of its due diligence inquiry of the Seller.  The amendment also requires the Seller to obtain an audit of its financial statements and an audit opinion satisfactory to the Company.  The acquisition has not closed as of the date of this annual report.

Results of Operations

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2011 and 2010 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2011	2010
Revenues, net	$378,177	$726,234
Cost of sales	158,973	223,298
Gross profit (loss)	219,204	502,936
Total operating expenses	907,006	1,029,809
Loss from operations	(687,802)	(526,873)
Total other income (expense)	(1,073,217)	(28,272)
Net income (loss)	(1,761,019)	(555,145)
Net income (loss) per share	$(0.02)	$(0.01)

Revenue is considered earned when the product is shipped to the customer.  The concealed weapons detection system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2011 and 2010.

	Dec. 31, 2011	Dec. 31, 2010
ViewScan	$183,334	$311,882
Warranty	121,614	148,508
Surveillance Package	3,625	107,752
Fiber-optic installation	-	91,118
Service, installation, training, etc	69,604	66,974
Total	$378,177	$726,231

Our backlog at December 31, 2011, was $220,000.  The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale.  This delay in recognition of revenues will continue as part of our results of operations.  We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.  We typically ship our products weeks or months after receiving an order.  However, we are attempting to shorten this lead time to several weeks.

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

Cost of sales include costs of products sold and shipping costs and were approximately 42% of net revenues for 2011 as compared to cost of sales of  31% of net revenues from 2010, an increase of 11%.

For 2011 total operating expense decreased $122,803, a decrease of 12%, as compared to 2010.  Net Loss was ($1,761,019) in 2011, and ($555,145) in 2010, an increase in loss of $1,205,874.

The Company realized impairment losses of $885,233 during the year ended December 31, 2011 as a result of writing down the values of certain intellectual property items and an investment in Visisys Ltd.

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

Liquidity, Capital Resources, and Going Concern

We have incurred losses for the past two fiscal years and had a net loss of $1,761,019 at December 31, 2011. We had insufficient funds to deliver our backlog in the last half of 2011.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover our all of our operating expenses.  Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2011, we received cash from revenues of $378,177 and loans from stockholders of $108,206.  For the year ended December 31, 2010, we received cash from revenues of $726,234, loans from stockholders of $6,934, and proceeds from notes payable of $50,000.  We have incurred losses for the past two fiscal years and had a net loss of $1,761,019 at December 31, 2011 as compared with a net loss of $555,145 for the year ended December 31, 2010.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. We will also continue to rely on the issuance of our common stock to pay for services and debt when cash is unavailable.  Management anticipates that we will continue to issue shares for services in the short term.

For the year ended December 31, 2011, we used a net amount of $20,580 of cash to finance our day to day operating activities.  We used $0.00 of our cash to purchase fixed assets.  We experienced a net increase in cash from financing activities of $41,287 which consisted of repayment of $22,963 under a line of credit, and repayments of debt in the amount of $5,168, which was offset by additional loans from stockholders in the amount of $108,206, and payments on a stock-based settlement in process of $38,788.  This resulted in an overall net increase in cash of $20,707.

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

Since March 2011 we have had available a registered offering of common stock. We are seeking up to $1 million in proceeds from the sale of stock in the offering. Thus far, we have not had an underwriter to purchase the offering from the Company, and for most of 2011 the market price of our common stock was below the $0.02 per share offering price fixed in the registered offering, which meant that we effectively were precluded from selling shares.  The registration statement by its terms expires in March 2012.

Management intends to finance our 2012 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available.  Management expects revenues will continue to increase but not to the point of profitability in the short term.  We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets.  At our current revenue levels management believes we will require an additional $1,200,000 during the next 12 months to satisfy our cash requirements of approximately $100,000 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2012.  We cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2012, then we may be required to reduce our expenses and scale back our operations.   These factors raise substantial doubt of the Company’s ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Our independent auditors included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Commitments and Contingent Liabilities

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland.  The Company renewed the lease for one year commencing February 1, 2012 and expiring December 31, 2012.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.

Our total current liabilities increased to $2,115,039 at December 31, 2011 compared to $1,630,758 at December 31, 2010. Our total current liabilities at December 31, 2011 included accounts payable and accrued expenses of $548,999, deferred compensation of $227,353, accrued and withheld payroll taxes payable of $137,396, accrued interest of $87,840, accrued royalties of $225,000, loans from shareholders of $165,167, notes payable (short term) of $200,628, stock settlement payable of $124,578, and deferred revenue of $398,078.

Our total current liabilities at December 31, 2010 included accounts payable and accrued expenses of $307,374, accrued and withheld payroll taxes payable of $76,321, deferred compensation of $151,839, accrued interest of $46,363, accrued royalties of $225,000, loans from shareholders of $127,461, notes payable (short term) of $374,764, stock settlement payable of $163,366, and deferred revenue of $158,270.

As of December 31, 2011, our short and long term notes payable consist of the following:

●        We have an unsecured convertible loan from former director William D. Smith in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The principal amount currently outstanding is $116,000.

●        We have a bank line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $119,079.  Interest is payable monthly at 7.5% per annum and the loan is currently due and periodic payments are being made.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

●        We had two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $18,682, and $21,190 respectively.  Combined payments were $1,003 per month which included interest at 5.34%.  The loans were for 60 months with the final payments due in July 2014.  In 2011, we sold one of the vehicles for the outstanding loan value. The monthly lease payment is currently $533.00 per month and the outstanding debt is $18,977.

●        We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable.

●        We satisfied in full in 2011 our obligation on a convertible promissory note in the amount of $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan was convertible into 5,005,562 shares of common stock.  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. The balance due at December 31, 2010 was $37,000.

●        We have classified as a contingency a loan of $100,000, which was  due in full on November 1, 2007 with interest at 7%.  The holder of this note has demanded payment and has chosen to convert to equity.  In February 2010, agreement was reached with the holder of the loan due on November 1, 2007. The Holder agreed to accept 3,500,000 common shares in payment, which he will liquidate to realize the principal sum of $100,000 plus associated costs and fees. The total due under this loan at the date of settlement in January 2010 was $163,366.27. Should the holder not realize $163,366.27 from the sale of 3,500,000 shares, then he will be granted additional shares to resolve any shortfall, provided his sales have been in good faith.  The note holder sued the Company in 2011 and seized cash in our bank account.  The Company is counter-claiming for damages because we believe the lender was paid in full.

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
DECEMBER 31, 2011 AND 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of View Systems, Inc. and Subsidiaries
Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc. and Subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders equity (deficit), and cash flows for the year then ended. The Companys management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations in each of the last three years and currently has negative working capital. Additionally, the Company is in default on a number of covenants relating to outstanding debt agreements. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 17, 2012
Baltimore, Maryland

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011

	2011	2010
ASSETS
		"RESTATED"
Current Assets
Cash	$29,041	$8,334
Accounts Receivable (Net of Allowance for Doubtful Accounts of $5,450 for 2011
and $1,000 for 2010)	78,222	78,449
Inventory	161,349	2,724
Prepaid Expenses	29,100	-

Total Current Assets	297,712	89,507

Property and Equipment (Net)	31,126	65,774

Other Assets
Licenses (Net)	-	787,186
Intellectual Property	-	147,507
Investment in Visisys Ltd	-	67,500
Deposits	2,872	2,872

Total Other Assets	2,872	1,005,065

Total Assets	$331,710	$1,160,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$548,999	$307,374
Deferred Compensation	227,353	151,839
Accrued and Withheld Payroll Taxes Payable	137,396	76,321
Accrued Interest Payable	87,840	46,363
Accrued Royalties Payable	225,000	225,000
Loans from Stockholders	165,167	127,461
Notes Payable	200,628	374,764
Stock Settlement Payable	124,578	163,366
Deferred Revenue	398,078	158,270

Total Current Liabilities	2,115,039	1,630,758

Long-Term Liabilities
Long-Term Portion of Notes Payable	103,428	10,152

Total Liabilities	2,218,467	1,640,910

Stockholders' Deficit
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and Outstanding 1,489,647	14,896	-
Issued and Outstanding 89,647	-	896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 131,179,400	131,179	-
Issued and Outstanding 97,410,189	-	97,410
Stock Settlement in Process	(124,578)	(163,366)
Additional Paid in Capital	22,806,669	22,538,400
Accumulated Deficit	(24,714,923)	(22,953,904)

Total Stockholders' Deficit	(1,886,757)	(480,564)

Total Liabilities and Stockholders' Deficit	$331,710	$1,160,346

See notes to consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010
		"RESTATED"
Revenues
Products sales and installation	$256,563	$577,726
Revenue from extended warranties	121,614	148,508

Total revenue	378,177	726,234
Cost of Sales	158,973	223,298

Gross Profit	219,204	502,936

Operating Expenses
General and Administrative	370,358	515,214
Professional Fees	281,930	228,934
Bad Debt Expense	7,235	15,748
Salaries and Benefits	247,483	269,913

Total Operating Expenses	907,006	1,029,809

Loss from Operations	(687,802)	(526,873)

Other Income (Expense)
(Loss) Gain from Renegotiated Debt	(83,601)	42,502
Loss from Impairment	(885,233)	-
Interest Expense	(104,383)	(70,774)

Total Other Income (Expense)	(1,073,217)	(28,272)

Net Loss	$(1,761,019)	$(555,145)

Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding (Basic and Diluted)	114,385,592	88,885,437

See notes to consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

Stock
				Settlement	Additional
Preferred		Common		in Process-	Paid-in	Accumulated
Stock	Amount	Stock	Amount	Note 11	Capital	Deficit
"RESTATED"
Balance, December 31, 2009	89,647	896	79,442,369	79,442	-	21,830,320	(22,398,759)

Common stock issued for services, accounts
payable notes payable and accrued interest	-	-	14,467,820	14,468	-	515,714	-

Common stock issued under the
terms of a stock settlement	-	-	3,500,000	3,500	(163,366)	159,866	-

Reclassified proceeds from prior year stock issuances	-	-	-	-	-	32,500	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(555,145)

Balance, December 31, 2010	89,647	896	97,410,189	97,410	(163,366)	22,538,400	(22,953,904)

Common stock issued in payment of services,
accounts payable, notes payable and interest	-	-	35,769,211	35,769	-	215,557	-

Preferred stock issued in payment of services
and notes payable	1,400,000	14,000	-	-	-	101,500	-

Shares returned and cancelled in conjunction
with an acquisition that was reversed	-	-	(2,000,000)	(2,000)	-	(10,000)	-

Pay down stock settlement in process	-	-	-	-	38,788	(38,788)	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,761,019)

Balance, December 31, 2011	1,489,647	$14,896	131,179,400	$131,179	$(124,578)	$22,806,669	$(24,714,923)

See notes to consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
		"RESTATED"
Cash Flows from Operating Activities:
Net Loss	$(1,761,019)	$(555,145)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	124,219	128,099
Common and Preferred Stock Issued for Services	155,065	113,292
Bad Debt Expense	7,235	15,748
Loss (Gain) from Renegotiated Debt	83,601	(42,502)
Interest Expense Paid with Stock	-	4,085
(Gain) Loss from Dispositions of Assets	(338)	4,996
Loss from Impairment	885,233	-
Proceeds from Sale of Fixed Assets	-	2,036
Change in Operating Assets and Liabilities:
(Increase) Decrease in cash from:
Accounts Receivable	(7,008)	157,384
Inventories	(158,625)	5,068
Prepaid Expenses	(29,100)
Other Assets	-	4,656
Increase (Decrease) in Cash From:
Accounts Payable and Accrued Expenses	262,283	14,283
Deferred Compensation	75,514	130,895
Payroll Taxes Accrued and Withheld	61,075	10,892
Accrued Interest	41,477	-
Deferred Revenue	239,808	(45,608)
Net Cash Used in Operating Activities	(20,580)	(51,821)

Cash Flows from Financing Activities:
Loans Received from Stockholders	108,206	6,934
Loans Received (Paid) under Term Loan	(22,963)	(57,958)
Payments on Stock Settlement in Process	(38,788)	-
Proceeds from Notes Payable	-	50,000
Principal Reductions on Equipment Notes Payable	(5,168)	(9,625)

Net Cash Provided by (Used in) Financing Activities	41,287	(10,649)

Increase (Decrease) in Cash	20,707	(62,470)

Cash at Beginning of Period	8,334	70,804

Cash at End of Period	$29,041	$8,334

See notes to consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2011	2010
		"RESTATED"

Cash Paid For:
Interest	$3,625	$15,016

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Notes payable paid down with common stock	$37,000	$275,092
Accrued interest paid with common stock	-	$175,123
Loans from stockholders paid with common stock	$70,500	$40,000
Accounts payable paid with common stock	$20,660	$85,955
Note payable paid with return of vehicle	$15,728	-

See notes to consolidated financial statements.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc and FibreXpress,Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  As of December 31, 2011 the Company’s inventory consisted of a number of assembled units as well as unassembled parts of product.  As of December 31, 2010 the inventory consisted of unassembled parts of products.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended December 31, 2011 and 2010 amounted to $19,259 and $23,141, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was originally determined to be $1,626,854.  The cost was being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended December 31, 2011 and 2010 was $104,960 and $104,958, respectively.  The intellectual property was also analyzed to determine if any impairment existed at December 31, 2011 and 2010.  As of December 31, 2011 it was determined that the asset was totally impaired which resulted in the recognition of an impairment loss of the unamortized balance of $682,226.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended December 31, 2011 and 2010 were $4,254 and $25,862.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 "Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2011 and 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2011

Loss from operations which is the amount
that is available to common stockholders	$(1,761,019)	114,385,592	$(0.02)

Year ended December 31, 2010

Loss from operations which is the amount
that is available to common stockholders	$(555,145)	88,885,437	$(0.01)

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended December 31, 2011 and 2010, the Company incurred net losses of $1,761,019 and $555,145, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2011 and 2010 and decreases in expenses during 2011 and 2010 made contributions to working capital.  It is management’s intention to finance operations during the remainder of 2012 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

As previously noted the Company is currently in default on a $50,000 loan to a stockholder and it is also in default under the terms of its arrangement with CRA, Inc. in the amount of $25,954.

The consolidated financial statements presented above and the accompanying Notes have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

Due to the conditions and events discussed above, there is substantial doubt about the Company's ability to continue as a going concern.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

3.             NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

4.            INTELLECTUAL PROPERTY

In prior years the Company had advanced non-interest bearing funds of $147,507 to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

Subsequently it was determined that The Fight Zone, Inc. was not capable of repaying the debt to the Company in cash. However, in settlement of the debt; it has deeded the intellectual property known as The Gator to View Systems, Inc.   View Systems, Inc. planned to continue the development of the product and to bring it to market as soon as possible.  Accordingly the asset which was formerly reflected as the receivable from The Fight Zone, Inc. were replaced and reclassified as intellectual property.

During the year ended December 31, 2011 it was determined that the value of the intellectual property was totally impaired primarily because the product was not completely ready for market and that management could not reasonably expect that there would be sales of The Gator in the near future.  Management does plan to develop the product and offer it for sale in the future.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

5.             NOTES PAYABLE

Notes payable as of December 31, 2011 and December 31, 2010 consists of the following:

	2011	2010

Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007 and the note matures and the principal is payable upon the demand of the lender.	116,000	116,000

Lafayette Community Bank
A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 Interest accrues monthly at 7.5% per annum.	119,079	142,042

Stockholder
Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 so this debt is currently in default.	50,000	50,000

Stockholder
Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note could be converted to shares of common stock at $0.0033 per share which it did in 2011 to pay the loan in full.	0	37,000

Chase
Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum. During 2011 one truck was disposed of and the debt was reduced accordingly	18,977	39,873

TOTAL	$304,056	$384,915

Less current portion	200,628	374,764

Non-current portion	$103,428	$10,151

Principal payments for the next five years:

2012	$200,628
2013	30,895
2014	30,927
2015	28,909
2016	12,697
Thereafter	0

TOTAL	$304,056

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

6.             INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $24,073,000 as of December 31, 2011 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2011 are as follows:

The components of the net deferred tax asset as of December 31, 2011 are as follows:
Effect of net operating loss carry forward	$10,111,000
Less evaluation allowance	(10,111,000)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	December 31,	December 31,
	2011	2010
Net loss per financial statements which approximates
net loss per income tax returns	$(1,761,019)	$(555,145)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(739,628)	(233,161)
Less valuation allowance	739,628	233,161

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

The Company has adopted accounting rules that prescribe when to recognize and how to measure the financial statement effects, if any, of income tax positions taken or expected on its income tax returns. These new rules require management to evaluate the likelihood that, upon examination by relevant taxing jurisdictions, those income tax positions would be sustained.

Based on that evaluation, if it were more than fifty percent (50%) probable that a material amount of income tax would be imposed at the entity level upon examination by the relevant taxing authorities, a liability would be recognized in the accompanying balance sheet along with any interest and penalties that would result from that assessment.  Should any such penalties and interest be incurred, the Company’s policy would be to recognize them as operating expenses.

Due to continuous losses from operations the company has assigned a full valuation allowance against its deferred assets.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

7.              CONVERTIBLE PREFERRED STOCK

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

Effective in 2010 the initial issuance of preferred of Series A Preferred can be converted into common stock in the ratio of 15:1.  During 2011 the Board of Directors authorized the issuance of an additional 1,400,000 shares of Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000 and also in payment of services in the amount of $34,000.   These additional shares can be converted to common stock in 2013. Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholder.

8.             OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a one-year non-cancellable operating lease which expires in December 2012.  The rent is $3,077 per month. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $49,071 and $47,789 for the periods ended December 31, 2011 and 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

9.           STOCK BASED COMPENSATION

During the periods ended December 31, 2011 and 2010 the Company granted restricted stock to independent contractors and consultants for payment of services.

On April 2, 2010 the Company adopted its 2010 Equity Incentive Plan.  Reserved for equity issuances under the Equity Incentive Plan are 50,000,000 shares of our common stock.  During 2011 14,116,433 shares of common stock were issued under the provisions of the 2010 Equity Incentive Plan for which $92,065 of expenses were recognized.

On June 1, 2010 the Company adopted its 2010 Service Provider Stock Compensation Plan.  Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock.  No equity issuances were made during the reporting period from the 2010 Service Provider Stock Compensation Plan.

During 2011 and 2010, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2011 5,000,000 shares of common stock were issued for which $30,000 of expenses were recognized

For the year ended December 31, 2010 8,969,180 shares of common stock were issued for which $113,292 of expenses were recognized.

For the year ended December 31, 2011 500,000 shares of preferred stock were issued for which $33,000 of expenses were recognized.

In addition, shares of common stock were also issued in 2011 in payment of accounts payable amounting to $20,660 and in payment of notes payable of $43,500, including interest. In addition, 2,450,000 shares of common stock were issued in 2010 in payment of accounts payable amounting to $85,855

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more reliably determined.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options and Warrants

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

10.           RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total additions to loans from stockholders with unstructured payment plans amounted to $6,934 during 2010 and $93,206 during the year ended December 31, 2011.  The total balance due on unstructured loans from shareholders amount to $150,167 at December 31, 2011 and $127,461 at December 31, 2010.  Loans from stockholders made with repayment terms are described in Note 5 above.

        During the year ended December 31, 2011 the Company’s Chief Executive Officer was issued 1,000,000 shares of convertible preferred stock as a repayment of a loan to the Company in the amount of $64,000. In addition, he was issued 5,000,000 shares of common stock valued at $30,000 as compensation.

11.           STOCK SETTLEMENT IN PROCESS

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

During the year ended December 31, 2011 $38,788 was levied against the Company’s bank accounts as a result of a legal action brought to force collection of the balance.  The note holder’s contention was that stock sales had fallen well short of the balance due and thus he was due to be paid.  While the Company had a complaint that they had not been provided with any information regarding sales of stock management was unable to stave off the forced levy.  As a result of the levy the debt balance as of December 31, 2011 was reduced to $124,578.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

12.           LOSS FROM IMPAIRMENT

The Company realized impairment losses during the year ended December 31, 2011 as a result of writing down the values of the following assets:

Intellectual property-licenses	$682,226
Intellectual property-The Gator	147,507
Investment in Visisys Ltd.	55,500

$885,233

13.           JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.  As of December 31, 2011 the Company owed $106,366 to CRA, Inc. which included reimbursements for materials and for CRA’s share of the profit in the amount of $27,345.  CRA’s share on the profit is reflected on the financial statements as a financing expense.  Subsequent to December 31, 2011 the Company paid $80,412 to CRA leaving a balance in the amount of $25,954 still due as of the date of this report.  The Company is technically in default under the terms of the agreement because of late payments.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

14.           RESTATEMENT

Due to an accounting error, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2010 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  In addition the Company is restating the December 31, 2010 consolidated financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs however after a further review of the legal documents it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized consolidated financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

Consolidated Financial Statement Elements as of the year ended December 31, 2010

	Original	Restated	Change
Consolidated Balance Sheet:
Stock settlement payable	0	163,366	163,366
Deferred income	42,153	158,270	116,117
Current liabilities	1,351,275	1,630,758	279,483
Total liabilities	1,361,427	1,640,910	279,483
Stock settlement in process	0	163,366	163,366
Accumulated Deficit
Beginning of year	(22,324,434)	(22,398,759)	(74,325)
End of year	(22,837,787)	(22,953,904)	(116,117)
Total stockholders’ deficit	(201,081)	(480,564)	(279,483)

Consolidated Statement of Operations:
Revenue	768,026	726,234	(41,792)
Gross profit	544,728	502,936	(41,792)
Loss from operations	(485,081)	(526,873)	(41,792)
Net loss	(513,353)	(555,145)	(41,792)

Consolidated Statement of Cash Flows:
Net loss	(513,353)	(555,145)	(41,792)
Change in deferred revenue	(87,400)	(45,608)	41,792

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

15.           MATERIAL WEAKNESS IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have identified material weakness in our internal controls over financial reporting, that, if not corrected, could result in material misstatements in our financial statements.   We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002 and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose.  However, in connection with the audit of our financial statements for the years ended December 31, 2011 and 2010, our auditors and we have identified certain matters involving our internal controls over financial reporting that constitute material weaknesses under standards established by the Public Accounting Oversight Board.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of View Systems, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was not effective.

On July 30, 2012, the Company’s Management concluded that it was necessary to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors uncovered in the audit of our financial statements for the year ended December 31, 2011, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of:  (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of  revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable.  The Company has taken steps to correct the error in financial reporting and has revised its interim financial disclosures for periods after December 31, 2010.  In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

As a result of the detection of accounting errors, we have identified material weakness in our internal controls over financial reporting, that, if not corrected, could result in material misstatements in our financial statements.   The material weakness identified resulted from inadequate oversight by management and accounting personnel into the process of recognizing revenue in accordance with generally accepted accounting principles.

We have instituted a remediation plan which involves reeducating Company management, the accounting staff, and the administrative staff as to the elements of a completed sale.  We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants.  Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance.    In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2011.  In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2012 to remedy such deficiencies.

ITEM 9B.  OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	64	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	56	Corp. Secretary and Director	1999

Martin Maassen	69	Director	1999

Michael Burton-Prateley (1)	49	Director and Chief Financial Officer	(2009-2010)

William Paul Price (2)	63	Director and Vice President of Network Services	(2009-2011)

(1) Resigned in April 2010.
(2) Resigned as a Director in August 2011.

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

William Paul Price, Director and Vice President of Network Services.  Mr. Price became a Director on December 6, 2009 and resigned in August 2011.  From April 1982 to February 2009, Mr. Price owned and served as the President of Electra-Tech, Inc.  Electra-Tech, Inc. sold products on behalf of manufacturers of fiber optic cables, connectivity products, ethernet switches, media converters and other electronic equipment.  Electra-Tech, Inc. operated in the Maryland, District of Columbia, and Virginia area.  Mr. Price also formed FiberXpress, Inc. in October 2000, operated it through its acquisition by View Systems, Inc. in September 2009, and operated FiberXpress, Inc. as a subsidiary of View Systems, Inc., until the Company terminated this business line in March 2011.  FiberXpress, Inc. is an internet-based business that sold fiber and copper connectivity equipment.
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

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

We have not yet replaced our former audit committee financial expert, but we are engaged in finding a suitable replacement.

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

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee.  We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors’ deliberations concerning executive officer compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2011, appear not to have been complied with to the best of our knowledge.

ITEM 11.  EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2011 and 2010.  The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues.  Likewise, the cash value of Messrs. Michael Burton-Prateley’s and William Paul Price’s respective compensation was determined in negotiations with Mr. Than that were ratified by Drs. Maassen and Bagnoli.  The Company’s limited revenues have prevented its executive, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than accrued $120,000 in salary for 2011 and 2010.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2011:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$150,000	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary

William Paul Price	$0	As Director
	$6,000	As Vice President of Network Services ††

†     Mr. Than is also reimbursed for his motor vehicle fuel expense.
††   The Company does not consider Mr. Price to be an executive officer.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2011	$120,000	$30,000	$						$150,000
(Principal Chief Executive Officer, President and Director)	2010	120,000			0					120,000

Michael Bagnoli	2011	0								0
(Secretary and Director)	2010	0								0

Martin Maassen	2011	0								0
(Director)	2010	0								0

Michael Burton-Prateley	2010	0			0					0
(Chief Financial Officer and Director)(1)

William Paul Price	2011	6,000								6,000
(Vice President of Network Services and Director) †† (2)	2010	28,678			15,000					43,678

†   Mr. Than also receives reimbursement of motor fuel expense.
†† The Company does not consider Mr. Price to be an executive officer, but he is included in this table because he is the only other management level employee.
‡   No director has been compensated for services as a director.
(1)  Resigned in April 2010.
(2)  Resigned as a Director in August 2011.

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

Outstanding Equity Awards

No officer of the Company had any outstanding equity awards granted at December 31, 2009, 2010, or 2011.

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

In May 2011 the Company issued Gunther Than 5,000,000 shares of common stock as a bonus.

Issuance of Preferred Stock

In May 2011 the Company issued 1,000,000 shares of Series A preferred stock to Gunther loan in settlement for the exchange for his forgiveness of a loan previously made to the Company in the amount of $64,000.

Directors Compensation

No director of the Company received compensation for services rendered in any capacity to the Company during the fiscal years ended December 31, 2007 through 2011.

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

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Michael L. Bagnoli	Common	15,009,000	(1)	8.81%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	11,210,624	(2)	6.58%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	16,878,383		9.90%
1550 Caton Center Drive, Suite E	Preferred	2,089,647		69.9%
Baltimore, Maryland 21227

William Paul Price	Common	5,696,501	(3)	3.34%
1550 Caton Center Drive, Suite E
Baltimore, Maryland 21227

All Directors and officers as a group	Common	41,948,427		28.63%
	Preferred	2,089,647		69.9%

(1) Represents 5,007,625 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.
(2) Represents 11,210,624 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.
(3) Source of information is from SEC filings by shareholder.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant.   For the annual audit for the year ended December 31, 2011, we initially engaged the firm of Seale and Bears, CPAs, LLC, but we terminated that firm and engaged Stegman & Company. For the annual audit for the year ended December 31, 2010, we engaged the firm of Robert L. White & Associates, Inc., CPA’s.

	2011	2012
Audit fees	$40,000	$11,850
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

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

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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