Form 10-Q
period 2012-03-31
VIEW SYSTEMS INC
filed 2012-08-20
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2012
Common Stock, $.001 par value per share	170,421,178

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012 (UNAUDITED)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$66,442	$29,041
Accounts Receivable (Net of Allowance for Doubtful Accounts of $5,450)	3,821	78,222
Inventory	189,025	161,349
Prepaid Expenses	23,700	29,100

Total Current Assets	282,988	297,712

Property and Equipment (Net)	26,326	31,126

Other Assets
Deposits	2,872	2,872

Total Other Assets	2,872	2,872

Total Assets	$312,186	$331,710

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$473,440	$548,999
Deferred Compensation	244,090	227,353
Accrued and Withheld Payroll Taxes Payable	137,396	137,396
Accrued Interest Payable	101,053	87,840
Accrued Royalties Payable	225,000	225,000
Loans from Stockholders	159,528	165,167
Notes Payable - Current Portion	196,846	200,628
Stock Settlement Payable	124,578	124,578
Deferred Revenue	387,497	398,078

Total Current Liabilities	2,049,428	2,115,039

Long-Term Debt
Note payable, Net of Current Portion	100,294	103,428

Total Liabilities	2,149,722	2,218,467

Stockholders' Deficit:
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 1,489,647	14,896	14,896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 137,179,400	137,179	-
Issued and Outstanding 131,179,400	-	131,179
Common Stock Issuable 9,377,778	187,000	-
Stock Settlement in Process	(124,578)	(124,578)
Additional Paid in Capital	22,844,169	22,806,669
Accumulated Deficit	(24,896,202)	(24,714,923)

Total Stockholders' Deficit	(1,837,536)	(1,886,757)

Total Liabilities and Stockholders' Deficit	$312,186	$331,710

See Notes to Consolidated Financial Statements (Unaudited).

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
		Restated
Revenues
Product sales and installation	$82,308	$3,822
Revenue from extended warranties	29,221	36,579

Total Revenue	111,529	40,401

Cost of Sales	55,298	4,145

Gross Profit	56,231	36,256

Operating Expenses
Business Development	34,911	12,570
General and Administrative	91,096	73,533
Professional Fees	46,020	15,820
Salaries and Benefits	49,825	51,419

Total Operating Expenses	221,852	153,342

Loss from Operations	(165,621)	(117,086)

Other Income (Expense)
Loss on Renegotiated Debt	-	(20,303)
Interest Expense	(15,658)	(13,471)

Total Other Income (Expense)	(15,658)	(33,774)

Net Loss	$(181,279)	$(150,860)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
(Basic and Diluted)	137,179,400	99,925,341

See Notes to Consolidated Financial Statements (Unaudited).

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
		Restated
Cash Flows from Operating Activities:
Net Loss	$(181,279)	$(150,860)
Adjustments to Reconcile Net Loss to
Net Cash
Depreciation and Amortization	4,800	32,493
Common Stock Issued in Payment of Services	-	2,000
Loss from Equity Transactions	-	20,303

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	74,401	46,413
Inventory	(27,676)	-
Prepaid Expenses	5,400	-
Deposits	-	(26,691)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(47,059)	33,167
Deferred Compensation	16,737	24,491
Accrued Interest	13,213	10,980
Deferred Revenue	(10,581)	(27,614)

Net Cash Used in Operating Activities	(152,044)	(35,318)

Cash Flows from Financing Activities:
Proceeds from issuable common stock	187,000	-
Principal payments on notes payable	(6,916)	(14,167)
Loans from Stockholders	9,361	45,223

Net Cash Provided by Financing Activities	189,445	31,056

Increase (decrease) in Cash	37,401	(4,262)

Cash at Beginning of Period	29,041	8,334

Cash at End of Period	$66,442	$4,072

See Notes to Consolidated Financial Statements (Unaudited).

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
	2012	2011
		Restated
Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	$15,000	$30,303
Accounts payables paid with common stock	$28,500	$10,000

Cash Paid For:
Interest	$247	$13,471

Income Taxes	$-	$-

See Notes to Consolidated Financial Statements (Unaudited).

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. (the “Company”) designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FiberXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FiberXpress, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  As of March 31, 2012 and December 31, 2011, the Company’s inventory consisted of a number of assembled units as well as unassembled parts of product.

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

 Depreciation expense for the periods ended March 31, 2012 and 2011 amounted to $4,800 and $5,700, respectively.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2012 and 2011 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended March 31, 2012 and March 31, 2011, the Company incurred net losses of $181,279 and $150,860, respectively.  In addition, certain notes payable have come due and the Company is in default.

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

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

3.             NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4.             NOTES PAYABLE

Notes payable as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011

Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007, and the note matures and the principal is payable upon the demand of the lender.	116,000	116,000

Lafayette Community Bank
A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	113,515	119,079

Stockholder
Demand loan dated September 18, 2009 and payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which the debt became due and payable and it therefore currently in default	50,000	50,000

Chase
Equipment loans to finance the purchases of two trucks, payable monthly in installments of $533, which include interest at 5.34% per annum.	17,625	18,977

TOTAL	$297,140	$304,056

Less current portion	196,846	200,628

Non-current portion	$100,294	$103,428

Principal payments for the next five years ending March 31:

2013	$196,846
2014	31,139
2015	31,189
2016	29,191
2017	8,775
Thereafter	0

TOTAL	$297,140

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.             INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $24,073,000 as of December 31, 2011 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  Due to the continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

6.             CONVERTIBLE PREFERRED STOCK

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

7.             OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a one-year non-cancellable operating lease which expires in December 2012.  The rent is $3,077 per month. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $16,733 and $14,444 for the periods ended March 31, 2012 and 2011, respectively.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8.             STOCK BASED COMPENSATION

During the periods ended March 31, 2012 and 2011 the Company issued stock in payment of services and debts as follows:

For the three month period ended March 31, 2012 3,000,000 shares of common stock were issued in payments of accounts payable amounting to $28,500.  In addition 3,000,000 shares were issued in payment of loans in the amount of $15,000.

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

9.             RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total balance due on unstructured loans from shareholders amounted to $159,528 at March 31, 2012 and $165,167 at December 31, 2011.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.           STOCK SETTLEMENT IN PROCESS

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

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

11.           JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.  As of December 31, 2011 the Company owed $106,366 to CRA, Inc. During the three months ended March 31, 2012 the Company paid $80,412 to CRA leaving a balance in the amount of $25,954 still due as of the date of this report.  The Company is technically in default under the terms of the agreement because of late payments.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

12.           RESTATEMENT

Due to an accounting error, the Company has restated its consolidated financial statements as of and for the three months ended March 31, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  In addition the Company is restating the March 31, 2011 consolidated financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs (see Note 10 above) however after a further review of the legal documents it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized consolidated financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

Consolidated Financial Statement Elements as of the period ended March 31, 2011

	Original	Restated	Change
Consolidated Balance Sheet:

Accounts receivable	94,120	32,036	(62,084)

Total assets	1,165,953	1,103,869	(62,084)

Accounts payable	440,600	408,790	(31,810)
Stock settlement payable	0	163,366	163,366
Deferred income	0	130,656	130,656

Current liabilities	1,408,033	1,670,245	262,212

Total liabilities	1,432,778	1,694,990	262,212

Stock settlement in process	0	163,366	163,366

Accumulated Deficit
Beginning of period	(22,837,787)	(22,953,904)	(116,117)
End of period	(22,943,834)	(23,104,764)	(160,930)

Total stockholders’ deficit	(266,825)	(591,121)	(324,296)

Consolidated Statement of Operations:

Revenue	117,024	40,401	(76,623)

Cost of Sales	36,015	4,145	(31,870)

Gross Profit	81,009	36,256	(44,753)

Operating Expenses	153,282	153,342	60

Net loss	(106,047)	(150,860)	(44,813)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2012 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $24,073,000.   However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

Our strategy for 2012 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

7.   Training and Service Programs

We offer support services for our products which include:

• On site consulting/planning with customer architect and engineers,
• Installation and technical support,
• Training and "Train the Trainer" programs, and
• Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2012 and 2011 as amended (see note * below) and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2011.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three months ended March 31,
	2012	2011
		Restated
Revenues, net	$111,529	$40,401
Cost of sales	55,298	4,145
Gross profit (loss)	56,231	36,256
Total operating expenses	221,852	153,342
Loss from operations	(165,621)	(117,086)
Total other income (expense)	(15,658)	(33,774)
Net loss	(181,279)	(150,860)
Net income (loss) per share	$(0.00)	$(0.00)
_____________

*  We are amending our financial statements for the period ended March 31, 2011.  These statements will be found in Amendment No. 1 to Form 10-Q for the period ending March 31, 2011. Please see our discussion of the effect of the restatement of our financial statements for the period ending March 31, 2011 in the notes to our financial statements.

We have experienced an increase in sales of our products which resulted in increased revenues for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. We generated net revenues of $111,529 during the three month period ended March 31, 2012 compared to $40,401 during the three month period ended March 31, 2011 (an increase in net revenue of $71,128). We believe the increased revenue is the result of increased demand for security products in times of potential general unrest and increased awareness of our product.  Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products several months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

Our net loss for the three month period ended March 31, 2012 was ($181,279) compared to a net loss of ($150,860) during the three month period ended March 31, 2011 (an increase in net loss of $30,419). Our gross profit for the three month period ended March 31, 2012 was $56,231 compared to $36,256 for the three  month period ended March 31, 2011.

Cost of goods sold increased during the three month period ended March 31, 2012 to $55,298 from $4,145 incurred during the three month period ended March 31, 2011, resulting in a gross profit of $56,231 for the three month period ended March 31, 2012 compared to a gross profit of $36,256 for the three month period ended March 31, 2011. During the three month period ended March 31, 2012, the trend of increasing cost of goods sold was due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors.

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

Operating expenses incurred during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 increased primarily due to the increase in general and administrative expenses of $17,563, the increase in professional fees of $30,200, and the increase in business development expenses of $22,341. The increase in business development, professional fees and general and administrative relates primarily to increase in the general scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the three month period ended March 31, 2012, we incurred operating expenses of $221,852compared to $153,342 incurred during the three month ended March 31, 2011 (a increase of $68,510). These operating expenses incurred during the three month period ended March 31, 2012 consisted of: (i) business development of $34,911 (2011: $12,570); (ii) general and administrative of $91,096 (2011: $73,533); (iii) professional fees of $46,020 (2011: $15,820); and (iv) salaries and benefits of $49,825 (2011: $51,419).

Our net operating loss during the three month period ended March 31, 2012 was ($165,621) compared to a net operating loss of ($117,086) during the three month period ended March 31, 2011.

During the three month period ended March 31, 2012, other expense in the amount of ($15,658) (2011: ($33,774)) was incurred. Other expense incurred during the three month period ended March 31, 2012 consisted of: interest expense of $15,658 (2011: $13,471). Other expense incurred during the three month period ended March 31, 2011 was $20,303 in loss from restructured debt. This resulted in net loss of ($181,279) for the three month period ended March 31, 2012 compared to a net loss of ($150,860) for the three month period ended March 31, 2011. The weighted average number of shares outstanding was 137,179,400 for the three month period ended March 31, 2012 compared to 99,925,341 for the three month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $1,761,019 at December 31, 2011.  We had insufficient funds to deliver our backlog in the last half of 2011 through the present.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2012, we received cash from revenues of $111,529, repaid $6,916 on notes payable, received $9,361 of stockholder loans and received cash from the sale of common stock of $187,000.  For the three months ended March 31, 2011, we received cash from revenues of $40,401, repaid $14,167 on notes payable, and received an additional $45,223 of stockholder loans.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses.  We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the three months ended March 31, 2012, was $181,279, as compared with a net loss of $150,860 for the three months ended March 31, 2011. Our net loss was partially offset by adjustments which resulted in $152,044 net cash used in operating activities for the three months ended March 31, 2012, as compared with $35,318 net cash used in operating activities for the three months ended March 31, 2011. Our net cash used in investing activities for the three months ended March 31, 2012 was $0, as compared with $0 net cash used in investing activities for the three months ended March 31, 2011, which derived exclusively from purchases of equipment. For the three months ended March 31, 2012, our net cash provided by financing activities was $189,445, as compared with $31,056 net cash provided by financing activities for the three months ended March 31, 2011. For the three months ended March 31, 2012, we had a net increase in cash of $37,401, resulting in $66,442 cash on hand, as compared with a net decrease in cash of $4,262, resulting in $4,072 cash on hand for the three months ended March 31, 2011.

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

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers.  We have insufficient financing commitments in place to meet our expected cash requirements for 2012 and we cannot assure you that we will be able to obtain financing on favorable terms.  If we cannot obtain financing to fund our operations in 2012, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland.  The Company renewed the lease for one year which will expire December 31, 2012.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.

Our total current liabilities increased to $2,049,428 at March 31, 2012, compared to $2,115,039 at December 31, 2011.  Our current total liabilities at March 31, 2012 included accounts payable and accrued expenses of $473,440, deferred compensation of $244,090, accrued and withheld payroll taxes payable of $137,396, accrued interest payable of $101,053, accrued royalties payable of $225,000, loans from stockholders of $159,528, notes payable (short term) of $196,846, stock settlement payable of $124,578, and deferred revenue of $387,497.

As of March 31, 2012, our short and long term notes payable consist of the following:

•
We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000, and the loan is in default.

•
We have a line of credit arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $113,515.  Interest is payable monthly at 7.5% per annum and the loan is due during 2016.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

•
We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $17,625.  Payments are $533 per month which includes interest at 5.34%.  The loan is for 60 months with the final payment due in July 2014.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2011, including our financial statements and the related notes thereto.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and had a net loss of $555,145 at December 31, 2010.  We had a net loss of $181,279 for the three months ended March 31, 2012. In addition, at March 31, 2012, the Company had an accumulated deficit of $24,896,202.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $181,279 for the three months ended March 31, 2012 and net cash used in operation activities of $152,044 for the three months ended March 31, 2012. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2012, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the three months ending March 31, 2012 was $181,279 and our net loss for the three months ending March 31, 2011, as restated, was $150,860. Our retained deficit was $24,896,202 at March 31, 2012. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at March 31, 2012. In recognition of such, our independent registered public accounting firms have included explanatory paragraphs in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that expressed substantial doubt regarding our ability to continue as a going concern.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 40.9% of the voting power of our common and 69.9% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders.  Including the effects of Gunther Than’s, our CEO’s, voting preferred stock, our directors and officers have the power to vote approximately 39.7% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report.  Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

A majority of the currently outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Nevertheless, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our Common Stock in the over-the-counter market.

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

Acquisition Pending in 2012

On June 1, 2012, the Company entered into an asset purchase agreement with Essential Security Group of Toledo, Ohio (the "Seller" or "ESG").  ESG is an installer of the Company’s View Scan units.  The Company agreed to purchase all assets and liabilities of ESG for payment of two million shares of Company common stock to ESG’s two principal shareholders with one million shares being due at closing and the balance due upon ESG’s attainment of certain performance goals.  ESG’s principal shareholders, John P. Rademaker and David Loyer, will execute employment agreements and non-competition agreements with the Company as a condition of closing.  On June 28, 2012, the parties to the above-referenced asset purchase agreement executed an amendment to the agreement. The amendment imposes a floating closing date subject to completion of the Seller’s delivery of required pre-closing items and the Company’s completion of its due diligence inquiry of the Seller.  The amendment also requires the Seller to obtain an audit of its financial statements and an audit opinion satisfactory to the Company.  The acquisition has not closed as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2012. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

None.

Use of Proceeds

Between March 25, 2011 and March 25, 2012, our registration statement on Form S-1 was effective.  The SEC file number assigned to the registration statement was 333-169804. During the reporting period, the Company sold 15,652,778 common shares for $312,500. The proceeds were used to purchase parts, reduce debt, and pay professionals.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan *

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan **

10.3	Employment agreement between View Systems, Inc. and Gunther Than, dated December 1, 2009 ***

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
*        Incorporated by reference to exhibit 10.1 to Form 10-Q for the period ended March 31, 2010.
**      Incorporated by reference to exhibit 10.4 to Form 10-Q for the period ended June 30, 2010.
***    Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 17, 2012	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)