Form 10-Q
period 2012-06-30
VIEW SYSTEMS INC
filed 2012-08-20
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2012	2011

Current Assets
Cash	$55,888	$29,041
Accounts Receivable (Net of Allowance of Doubtful Accounts of $0 for June 30, 2012 and $5,450 for December 31, 2011)	106,328	78,222
Inventory	149,824	161,349
Prepaid Expenses	342,059	29,100

Total Current Assets	654,099	297,712

Property and Equipment (Net)	22,724	31,126

Other Assets
Deposits	2,872	2,872

Total Other Assets	2,872	2,872

Total Assets	$679,695	$331,710

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$505,848	$548,999
Accrued Expenses	119,112	227,353
Accrued and Withheld Payroll Taxes Payable	137,396	137,396
Accrued Interest Payable	39,266	87,840
Accrued Royalties Payable	225,000	225,000
Loans from Stockholder	166,889	165,167
Notes Payable - Current Portion	198,878	200,628
Stock Settlement Payable	124,578	124,578
Deferred Revenue	360,524	398,078

Total Current Liabilities	1,877,491	2,115,039

Long-Term Debt
Note payable, net of Current Portion	91,224	103,428

Total Liabilities	1,968,715	2,218,467

Stockholders' Deficit
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 2,489,647	24,896	-
Issued and outstanding 1,489,647	-	14,896
Preferred Stock Issuable 500,000	118,125	-
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 159,671,178	159,671	-
Issued and Outstanding 131,179,400	-	131,179
Common Stock Issuable 10,750,000	270,000	-
Stock Settlement in Process	(124,578)	(124,578)
Additional Paid in Capital	23,376,016	22,806,669
Accumulated Deficit	(25,113,150)	(24,714,923)

Total Stockholders' Deficit	(1,289,020)	(1,886,757)

Total Liabilities and Stockholders' Deficit	$679,695	$331,710

See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenues
Product Sales and Installation	$211,839	$21,345	$294,147	$25,167
Extended Warranties	31,613	32,086	60,834	68,665

Total Revenue	243,452	53,431	354,981	93,832

Cost of Sales	104,351	6,709	159,649	10,854

Gross Profit	139,101	46,722	195,332	82,978

Operating Expenses
Business Development	131,505	18,273	166,416	30,843
General and Administrative	81,939	72,527	173,035	146,060
Professional Fees	63,149	66,700	109,169	82,520
Salaries and Benefits	63,844	109,849	113,669	161,268

Total Operating Expenses	340,437	267,349	562,289	420,691

Loss from Operations	(201,336)	(220,627)	(366,957)	(337,713)

Other Income (Expense)
Loss from Renegotiated Debt	-	(14,938)	-	(35,241)
Interest Expense	(15,612)	(16,034)	(31,270)	(29,505)

Total Other Income (Expense)	(15,612)	(30,972)	(31,270)	(64,746)

Net Loss	$(216,948)	$(251,599)	$(398,227)	$(402,459)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
(Basic and Diluted)	141,559,641	115,213,792	138,079,742	106,311,991

See Notes to Consolidated Financial Statements (Unaudited).

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
		(Restated)

Cash Flows from Operating Activities:
Net Loss	$(398,227)	$(402,459)
Adjustments to Reconcile Net Loss to
Net Cash
Depreciation and Amortization	9,600	63,880
Common Stock Issued/Issuable in Payment of Services	-	103,350
Preferred Stock Issued/Issuable in Payment of Services	-	15,000
Loss from Renegotiated Debt	-	35,241

Change in Operating Assets and Liabilities:
(Increase) Decrease in Cash from:
Accounts Receivable	(28,106)	39,089
Inventory	11,525	-
Prepaid Expenses	(90,166)	-
Deposits	-	(26,691)

Increase (Decrease) in Cash from:
Accounts Payable	(14,651)	31,206
Accrued Expenses	43,598	39,355
Accrued Interest	26,426	26,543
Deferred Revenue	(37,554)	40,653

Net Cash Used in Operating Activities	(297,223)	(34,833)

Cash Flows from Investing Activities:
Purchases of equipment	(1,198)	-

Net Cash Used in Investing Activities	(1,198)	-

Cash Flows from Financing Activities:
Proceeds from issuable common stock	10,000	-
Proceeds from sale of common stock	312,500
Principal payments on notes payable	(13,954)	(15,272)
Loans from Stockholders	16,722	44,223

Net Cash Provided by Financing Activities	325,268	28,951

Increase (decrease) in Cash	26,847	(5,882)

Cash and Cash Equivalents at Beginning of Period	29,041	8,334

Cash and Cash Equivalents at End of Period	$55,888	$2,452

See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2012	2011
		(Restated)
Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	$15,000	26,000
Accrued interest paid with common stock	$75,000	-
Loans from stockholders repaid with common stock	-	$6,500
Accounts payables paid with common stock	$28,500	$20,660
Accrued expenses paid with common stock	$151,839	-
Common stock issuable in payment of services	$285,000	-
Preferred stock issuable in payment of services	$118,125	-

Cash Paid For:
Interest	$247	$3,259

Income Taxes	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary,FiberXpress Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  As of June 30, 2012 and December 31, 2011, the Company’s inventory consisted of a number of assembled units as well as unassembled parts of product.

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

 Depreciation expense for the periods ended June 30, 2012 and 2011 amounted to $9,600 and $11,400, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2012 and 2011 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.           GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended June 30, 2012 and 2011, the Company incurred net losses of $398,227 and $402,459, respectively.  In addition, certain notes payable have come due and the Company is in default.

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

Historically, the Company has financed its operations primarily through private financing; however, sales revenue during 2012 and 2011 and increases in expenses during 2012 and 2011 made contributions to working capital.  It is management’s intention to finance operations during the remainder of 2012 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.           NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company.

4.           NOTES PAYABLE

Notes payable as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note payable was dated November 1, 2007, and the note matures and the principal is payable upon the demand of the lender.	116,000	116,000

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	107,847	119,079

Stockholder Demand loan dated September 18, 2009 and payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable was due and payable in full on December 17, 2009 so this debt is currently in default.	50,000	50,000

Chase Equipment loans to finance the purchases of two trucks, payable monthly in installments of $533, which include interest at 5.34% per annum. During 2011 one truck was disposed of and the debt was reduced accordingly.	16,255	18,977

TOTAL	$290,102	$304,056

Less current portion	198,878	200,628

Non-current portion	$91,224	$103,428

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Principal payments for the next five years ending June 30:

2013	$198,878
2014	31,775
2015	28,578
2016	29,741
2017	1,130
Thereafter	0

TOTAL	$290,102

5.           INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $24,073,000 as of December 31, 2011 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  Due to continuing losses from operation the Company has assigned a full valuation allowance against its deferred tax assets.

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

7.           OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a one-year non-cancellable operating lease which expires in December 2012.  The rent is $3,077 per month. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $28,178 and $16,621 for the periods ended June 30, 2012 and 2011, respectively.

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8.           STOCK BASED COMPENSATION

During the periods ended June 30, 2012 and 2011 the Company issued stock in payment of services and debts as follows:

For the six month period ended June 30, 2012, 14,250,000 shares of common stock and 500,000 shares of preferred stock were issued in payment of services in the amount of $403,125.  3,000,000 shares of common stock were issued in payments of accounts payable amounting to $28,500.  1,839,000 shares of common stock plus 1,000,000 shares of preferred stock were issued in payment of deferred compensation in the amount of $151,839.  In addition 3,000,000 shares of common stock were issued in payment of loans in the amount of $15,000 and 1,000,000 shares of common stock were issued in payment of accrued interest in the amount of $75,000.

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

9.     RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total balance due on unstructured loans from shareholders amounted to $166,889 at June 30, 2012 and $165,167 at December 31, 2011.  Loans from stockholders made with repayment terms are described in Note 6 above.

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

VIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

11.  JOINT VENTURE PROFIT SHARING

            During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.  As of December 31, 2011 the Company owed $106,366 to CRA, Inc.  During the six months ended June 30, 2012 the Company paid $80,412 to CRA leaving a balance in the amount of $25,954 still due as of the date of this report.  The Company is technically in default under the terms of the agreement because of late payments.

12.  RESTATEMENT

            Due to an accounting error, the Company has restated its consolidated financial statements as of and for the six months ended June 30, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  In addition the Company is restating the June 30, 2011 consolidated financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs (see note 10 above).  However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized consolidated financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

Consolidated Financial Statement Elements as of and for the six months ended June 30, 2011.

	Original	Restated	Change
Consolidated Balance Sheet:
Accounts receivable	53,692	39,360	(14,332)
Total assets	1,091,965	1,077,633	(14,332)
Accounts payable	440,231	394,188	(46,043)
Stock settlement payable	0	163,366	163,366
Deferred income	0	198,923	198,923
Current liabilities	1,413,221	1,729,467	316,246
Total liabilities	1,437,659	1,753,905	316,246
Stock settlement in process	0	163,366	163,366
Accumulated Deficit
Beginning of period	(22,837,787)	(22,953,904)	(116,117)
End of period	(23,189,151)	(23,356,363)	(167,212)
Total stockholders’ deficit	(345,694)	(676,272)	(330,578)

Consolidated Statement of Operations:
Revenue	191,296	93,832	(97,464)
Cost of sales	58,339	10,854	(47,485)
Gross profit	132,957	82,978	(49,979)
Operating expenses	419,575	420,691	1,116
Net loss	(351,364)	(402,459)	(51,095)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2012 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

7.   Training and Service Programs

We offer support services for our products which include:

●On site consulting/planning with customer architect and engineers,
●Installation and technical support,
●Training and "Train the Trainer" programs, and
●Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the six months ended June 30, 2012 and 2011 as amended (see note * below) and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2011.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six months ended June 30,
	2012	2011
		(Restated)
Revenues, net	$354,981	$93,832
Cost of sales	159,649	10,854
Gross profit (loss)	195,332	82,978
Total operating expenses	562,289	420,691
Loss from operations	(366,957)	(337,713)
Total other income (expense)	(31,270)	(64,746)
Net loss	$(398,227)	$(402,459)
Net income (loss) per share	$(0.00)	$(0.00)

*  We are amending our financial statements for the period ended June 30, 2011.  These statements will be found in Amendment No. 1 to Form 10-Q for the period ending June 30, 2011. Please see our discussion of the effect of the restatement of our financial statements for the period ending June 30, 2011 in the notes to our financial statements.

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011.

Our net loss for the six month period ended June 30, 2012 was ($398,227) compared to a net loss of ($402,459) during the six month period ended June 30, 2011 (a decrease in net loss of $4,232).  We generated net revenues of $354,981 during the six month period ended June 30, 2012 compared to $93,832 during the six month period ended June 30, 2011. Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.   Revenue recognition may be delayed for other reasons.  Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products several months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

We have experienced an increase in sales of our products which resulted in increased revenues for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. We believe the increased revenue is the result of increased demand for security products in times of potential general unrest and increased awareness of our product.

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

Cost of goods sold increased during the six month period ended June 30, 2012 to $159,649 from $10,854 incurred during the six month period ended June 30, 2011, resulting in a gross profit of $195,332 for the six month period ended June 30, 2012 compared to a gross profit of $82,978 for the six month period ended June 30, 2011. During the six month period ended June 30, 2012, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors.

During the six month period ended June 30, 2012, we incurred operating expenses of $562,289 compared to $420,691 incurred during the six month ended June 30, 2011 (an increase of $141,598). These operating expenses incurred during the six month period ended June 30, 2012 consisted of: (i) business development of $166,416 (2011: $30,843); (ii) general and administrative of $173,035 (2011: $146,060); (iii) professional fees of $109,169 (2011: $82,520); and (iv) salaries and benefits of $113,669 (2011: $161,268).

Operating expenses incurred during the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 increased primarily due to the increase in business development expenses of $135,573 and the decrease in salary and benefits of $47,599. The increase in business development expense and decrease in salaries and benefits related primarily to a loss of personnel at a time when we increased our sales efforts.

Our net operating loss during the six month period ended June 30, 2012 was ($366,957) compared to a net operating loss of ($337,713) during the six month period ended June 30, 2011.

During the six month period ended June 30, 2012, interest expense in the amount of ($31,270) (2011: ($29,505)) in interest expense was incurred. This resulted in net loss of ($398,227) for the six month period ended June 30, 2012 compared to a net loss of ($402,459) for the six month period ended June 30, 2011; whereas, in the six months ended June 30, 2011 we also had a loss of renegotiated debt of $35,241. The weighted average number of shares outstanding was 138,079,742 for the six month period ended June 30, 2012 compared to 106,311,991 for the six month period ended June 30, 2011.

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011.

Our net loss for the three month period ended June 30, 2012 was ($216,948) compared to a net loss of ($251,599) during the three month period ended June 30, 2011 (a decrease in net loss of $34,651).  We generated net revenues of $243,452 during the three month period ended June 30, 2012 compared to $53,431 during the three month period June 30, 2011.

Cost of goods sold increased during the three month period ended June 30, 2012 to $104,351 from $6,709 during the three month period ended June 30, 2011 resulting in a gross profit of $139,101 for the three month period ended June 30, 2012 compared to a gross profit of $46,722 for the three month period ended June 30, 2011.

During the three month period ended June 30, 2012, we incurred operating expenses of $340,437 compared to $267,349, incurred during the three month ended June 30, 2011. These operating expenses incurred during the three month period ended June 30, 2012 consisted of: (i) business development of $131,505 (2011: $18,273); (ii) general and administrative of $81,939 (2011: $72,527); (iii) professional fees of $63,149 (2011: $66,700); and (iv) salaries and benefits of $63,844 (2011: $109,849).

Operating expenses incurred during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2012 increased primarily due to increased business development expenses that was partially offset by a decrease in salaries and benefits.

Our net operating loss during the three month period ended June 30, 2012 was ($201,336) compared to a net operating income of ($220,627) during the three month period ended June 30, 2011.

During the three month period ended June 30, 2012, interest expense in the amount of ($15,612) (2011: ($16,034)) in interest expense was incurred. This resulted in net loss of ($216,948) for the three month period ended June 30, 2012 compared to a net loss of ($251,599) for the three month period ended June 30, 2011; whereas in the three months ended June 30, 2011 we also had a loss of renegotiated debt of ($14,938). The weighted average number of shares outstanding was 141,599,641 for the three month period ended June 30, 2012 compared to 115,213,792 for the three month period ended June 30, 2011.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2012, we received cash from revenues of $354,981, repaid $13,954 on notes payable, received an additional $16,722 of stockholder loans and received cash from the sale of common stock of $312,500. For the six months ended June 30, 2011, we received cash from revenues of $93,832, repaid $15,272 on notes payable, and received an additional $44,223 of stockholder loans.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses.  We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the six months ended June 30, 2012, was $398,227, as compared with a net loss of ($402,459) for the six months ended June 30, 2011. Our net loss was largely offset by adjustments which resulted in $297,223 net cash used in operating activities for the six months ended June 30, 2012, as compared with $34,833 net cash used in operating activities for the six months ended June 30, 2011. Our net cash used in investing activities for the six months ended June 30, 2012 was $1,198, as compared with $0 net cash used in investing activities for the six months ended June 30, 2011, which derived exclusively from purchases of equipment. For the six months ended June 30, 2012, our net cash provided by financing activities was $325,268, as compared with $28,951 net cash provided by financing activities for the six months ended June 30, 2011. For the six months ended June 30, 2012, we had a net increase in cash of $26,847, resulting in $55,888 cash on hand, as compared with a net decrease in cash of $5,882, resulting in $2,452 cash on hand for the six months ended June 30, 2011.

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

Our total current liabilities decreased to $1,877,491 at June 30, 2012, compared to $2,115,039 at December 31, 2011.  Our current total liabilities at June 30, 2012 included accounts payable of $505,848, accrued expenses of $119,112, accrued and withheld payroll taxes payable of $137,396, accrued interest of $39,266, accrued royalties of $225,000, loans from stockholders of $166,889, notes payable (short term) of $198,878, stock settlement payable of $124,578, and deferred revenue of $360,524.

As of June 30, 2012, our short and long term notes payable consist of the following:

●
We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000, and the loan is in default.

●
We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $107,847.  Interest is payable monthly at 7.5% per annum and the loan is due during 2016.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

●
We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $16,255.  Payments are $533 per month which includes interest at 5.34%.  The loan is for 60 months with the final payment due in July 2014.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and had a net loss of $555,145 at December 31, 2010.  We had a net loss of $398,227 for the six months ended June 30, 2012. In addition, at June 30, 2012, the Company had an accumulated deficit of $25,113,150.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $398,227 for the six months ended June 30, 2012 and net cash used in operation activities of $297,223 for the six months ended June 30, 2012. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2012, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the six months ending June 30, 2012 was $398,227 and our net loss for the six months ending June 30, 2011, as restated, was $402,459. Our accumulated deficit was $25,113,150 at June 30, 2012. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2012. In recognition of such, our independent registered public accounting firms have included explanatory paragraphs in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that expressed substantial doubt regarding our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2012. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

On April 6, 2012, we issued to Gunther Than 1,000,000 Series A preferred shares at $0.03 per share and 1,839,000 restated common shares at $0.059 per share as partial payment of a loan reduction in the amount of $151,839.

The shares were issued in a private transaction to an officer and director of the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Mr. Than was aware that the shares of stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements.  Mr. Than understood the economic risk of an investment in our securities. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

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

VIEW SYSTEMS, INC.

Date: August 20, 2012	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)