Form 10-Q/A
period 2012-06-30
VIEW SYSTEMS INC
filed 2012-09-04
CIK 1075857

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2012
Common Stock, $.001 par value per share	170,421,178

Explanatory Note

The sole purpose of this Amendment No. 2 to View Systems, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to mark correctly the shell company disclosure box on the cover sheet of Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012, which we filed on August 28, 2012. The Company is not a shell company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 29, 2012	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)