Form 10-Q/A
period 2011-03-31
VIEW SYSTEMS INC
filed 2012-10-15
CIK 1075857

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2012
Common Stock, $.001 par value per share	170,421,178

Purpose of This Amendment

We are amending our Form 10-Q for the period ended March 31, 2011 in order that it would conform to the correction of a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended March 31, 2011 to reflect the correction of an understatement of deferred income that results from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue, there was a corresponding reduction in cost of sales and accounts payable. In addition the Company is restating its 2010 financial statements for the year ended December 31, 2010 due to the reclassification of common stock that was issued to the holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. Other information that is required to be presented as of the most recent practicable date has also changed. We have updated certain results in our "Risk Factor" section, our Notes to Consolidated Financial Statements (Unaudited), as well as "Managements Discussion and Analysis of Financial Condition and Results of Operations." Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Except as described above, no other changes have been made to Form 10-Q to update the information presented.  Therefore, this Amendment No. 1 on Form 10-Q does not reflect many events occurring after the filing of the Form 10-Q nor does it modify or update all disclosures made therein which may be affected by events subsequent to March 31, 2011.  Accordingly, information presented in many Items is unchanged and reflects disclosures made at the time of the original Form 10-Q, and this Amendment No. 1 should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2010.

VIEW SYSTEMS, INC.
FORM 10-Q/A
FOR THE PERIOD ENDED MARCH 31, 2011

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2011	2010
	Restated	Restated

Current Assets
Cash	$4,072	$8,334
Accounts Receivable (Net of Allowance of $1,000)	32,036	78,449
Inventory	2,724	2,724
Prepaid Expenses

Total Current Assets	38,832	89,507

Property and Equipment (Net)	59,521	65,774

Other Assets
Licenses (Net)	760,946	787,186
Intellectual Property	147,507	147,507
Investment in Visisys Ltd	67,500	67,500
Deposits	29,563	2,872

Total Other Assets	1,005,516	1,005,065

Total Assets	$1,103,869	$1,160,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$408,862	$383,695
Accrued Expenses	176,330	151,839
Accrued Interest	57,343	46,363
Accrued Royalties	225,000	225,000
Loans from Stockholder	172,684	127,461
Notes Payable - Current Portion	336,004	374,764
Stock Settlement Payable	163,366	163,366
Deferred Revenue	130,656	158,270

Total Current Liabilities	1,670,245	1,630,758

Long-Term Debt
Note Payable, Net of Current Portion	24,745	10,152

Total Liabilities	1,694,990	1,640,910

Stockholders' Deficit
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 89,647	896	896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 102,440,492	102,440	-
Issued and Outstanding 97,410,189	-	97,410
Stock Settlement in Process	(163,366)	(163,366)
Additional Paid in Capital	22,573,673	22,538,400
Accumulated Deficit	(23,104,764)	(22,953,904)

Total Stockholders' Deficit	(591,121)	(480,564)

Total Liabilities and Stockholders' Deficit	$1,103,869	$1,160,346

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	Restated

Revenues
Product sales and installation	$3,822	$218,081
Revenue from extended warranties	36,579	45,910

Total Revenue	40,401	263,991

Cost of Sales	4,145	108,410

Gross Profit	36,256	155,581

Operating Expenses
Business Development	12,570	32,226
General and Administrative	73,533	106,670
Professional Fees	15,820	101,980
Salaries and Benefits	51,419	59,935

Total Operating Expenses	153,342	300,811

Loss from Operations	(117,086)	(145,230)

Other Income(Expense)
Loss on Renegotiated Debt	(20,303)	-
Interest Expense	(13,471)	(13,075)

Total Other Income (Expense)	(33,774)	(13,075)

Net Loss	$(150,860)	$(158,305)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	99,925,341	81,672,869

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)

					Stock
					Settlement	Additional
	Preferred		Common		in Process-	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Note 13	Capital

Balance, December 31, 2010	89,647	896	97,410,189	97,410	(163,366)	$22,538,400	$(22,953,904)

January - March 2011 - shares issued in payment of
accounts payable, notes payable and interest			5,030,303	5,030		35,273

Net loss for the period ended March 31, 2011							(150,860)

Balance, March 31, 2011	89,647	$896	102,440,492	$102,440	$(163,366)	$22,573,673	$(23,104,764)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	Restated
Cash Flows from Operating Activities:
Net Loss	$(150,860)	$(158,305)
Adjustments to Reconcile Net Loss to
Net Cash
Depreciation and Amortization	32,493	31,240
Common Stock Issued in Payment of Services	2,000	30,695
Loss from Equity Transactions	20,303	-

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	46,413	117,344
Inventory	-	-
Deposits	(26,691)	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	33,167	22,162
Deferred Compensation	24,491	18,880
Accrued Interest	10,980	14,222
Deferred Revenue	(27,614)	(69,300)

Net Cash (Used in) Provided by Operating Activities	(35,318)	6,938

Cash Flows from Financing Activities:
Loans received (paid) under a line of credit	-	(21,200)
Principal payments on notes payable	(14,167)	(2,359)
Payments on Stockholders Loans	45,223	-

Net Cash Provided by (Used in) Financing Activities	31,056	(26,559)

Decrease in Cash	(4,262)	(19,880)

Cash at Beginning of Period	8,334	70,804

Cash at End of Period	$4,072	$50,924

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	Restated
Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	30,303	100,000
Accrued interest paid with common stock	-	76,358
Accounts payables paid with common stock	10,000	-

Cash Paid For:
Interest	$13,471	$4,150

Income Taxes	$-	$-

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc. and FiberXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During 2009 the Company began to engage in the business of installing fiber optics lines in multi-family housing.  The fiber optics company will engage us to install lines in various configurations or multiples of individual units.  Revenue is recognized at the completion of a certain number of units and after the fiber optics company has approved the installation as complete.  In March 2011, the Company exited from this business.

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended March 31, 2011 and March 31, 2011 was $26,240 and $104,958, respectively.  Consistent with ASC 410, the intellectual property was also analyzed to determine if any impairment existed at March 31, 2011 and December 31, 2010.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended March 31, 2011 and March 31, 2010 were $226 and $25,862.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Weighted
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2011

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(150,860)	99,925,341	$(0.00)

Three months ended March 31, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(158,305)	81,672,869	$(0.00)

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended March 31, 2011 and March 31, 2010, the Company incurred net losses of $150,860 and $158,305, respectively.  In addition, certain notes payable have come due and the Company is in default.

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

Milestone Technology, Inc. was a developer of concealed weapons detections systems.  Its primary product was a walk-through detector that used advanced magnetic technology to accurately pinpoint the location, size, and numbers of concealed weapons. Milestone Technology, Inc. is not active.

 5.             INTELLECTUAL PROPERTY

The Company has advanced non-interest bearing funds of $147,507 as of March 31, 2011($147,507 as of December 31, 2010) to a related corporation, The Fight Zone, Inc., (formerly Geoscopix, Inc.), which at one time was controlled by the Chief Executive Officer of the Company.  During 2010 that control was lost due to the restructuring of The Fight Zone, Inc. During periods prior to the emergence of The Fight Zone, Inc. that company, which was then known as Geoscopix, Inc. had been developing a three dimensionally lensed camera system which was titled as The Gator.  The Gator had promising potential industrial applications particularly in the construction industry.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.             NOTES PAYABLE

Notes payable as of March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010

Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%.	116,000	116,000

Lafayette Community Bank
A term loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Stockholder
Demand loan dated September 18, 2009 and payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009, became due and payable, and is therefore in default.	50,000	50,000

Investor
Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	26,500	37,000

Chase
Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum	37,314	39,874
TOTAL	$360,749	$384,916
Less Current Portion	24,745	10,152
Non-Current Portion	$336,004	$374,764

Principal payments for the next five years are as follows:

2011	$336,074
2012	10,708
2013	11,294
2014 and beyond	2,673

TOTAL	$360,749

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:

Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	March 31,	December 31,
	2011	2010
Net loss per financial statements, which approximates
net loss per income tax returns	$(150,860)	$(555,145)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(63,361)	(215,608)
Less valuation allowance	63,361	215,608

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8.              CONVERTIBLE PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services.  The issuance had been previously authorized by the Board of Directors.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock.  Effective in 2010 the Series A Preferred can be converted into common stock in the ratio of 15:1.  Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote by common stock stockolders.

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

9.             OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $14,444 and $47,789 for the periods ended March 31, 2011 and March 31, 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10.           STOCK BASED COMPENSATION

During the periods ended March 31, 2011 and March 31, 2010 the Company granted restricted stock to independent contractors and consultants.

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

During the three months ended March 31, 2011 and March 31, 2010, the Company issued the following compensatory shares outside of its existing Equity Incentive and Service Provider Plans at the discretion of the Board of Directors:

	March 31, 2011		March 31, 2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	0	$0	500,000	$15,000

Independent contractors and consultants	0	0	10,919,810	184,095

Total	0	$0	11,419,810	$199,095

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

12.    STOCK SETTLEMENT IN PROCESS

During 2006 the Company negotiated a loan from an individual in the amount of $100,000. Under the terms of the loan it was to be repaid in full within one year together with interest at the rate of 15% per annum. The Company was unble to pay the loan when due, and under the threat of litigation the note holder was given 3,500,000 shares of common stock. The stock was issued on January 28, 2010. At that time the principal, accrued interest, and legal fees amounted to $163,366. Under the terms of a court ordered stipulation agreement, if the note holder was unable to liquidate the stock in full payment of the stipulated amount then the Company would be obligated to issue more stock to him to make up for the shortage. As a part of the agreement the note holder is required to account for proceeds realized from the sales of stock. The note holder has yet to report any stock sales so this settlement is considered to be in process.

13.           CORRECTION FOR DUPLICATIVE STOCK ISSUANCE

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

14.           RESTATEMENT

Due to accounting errors, the Company has restated its financial statements as of and for the period ended March 31, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition the Company is restating the December 31, 2010 financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

COMPARISON OF FINANCIAL STATEMENTS ELEMENTS AT MARCH 31, 2011

Consolidated Balance Sheet:	Original	Restated	Change

Accounts receivable	94,120	32,036	(62,084)

Total assets	1,165,953	1,103,869	(62,084)

Accounts payable	440,600	408,790	(31,810)
Stock settlement payable	-	163,366	163,366
Deferred income	-	130,656	130,656

Current liabilities	1,408,033	1,670,245	262,212

Total liabilities	1,432,778	1,694,990	262,212

Stock settlement in process	-	163,366	163,366

Accumulated deficit
Beginning of period	(22,837,787)	(22,953,904)	(116,117)
End of period	(22,943,834)	(23,104,764)	(160,930)

Total stockholders’ deficit	(266,825)	(591,121)	(324,296)

Consolidated Statement of Operations:

Revenue	117,024	40,401	(76,623)

Cost of sales	36,015	4,145	(31,870)

Gross profit	81,009	36,256	(44,753)

Operating expenses	153,282	153,342	60

Net loss	(106,047)	(150,860)	(44,813)

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

15.    MATERIAL WEAKNESS IN CONTROLS OVER FINANCIAL REPORTING

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

Fiber optic contract installations are seasonal, being most active in the spring and summer months.  However, we have found that jobs are not available to us at all in this business, and we exited in March 2011.

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately $20,800,000.   However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

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

Due to the lack of jobs in this business line being made available to us, we exited this business line in March 2011.

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

We offer support services for our products which include:

●   On site consulting/planning with customer architect and engineers,

●   Installation and technical support,

●   Training and "Train the Trainer" programs, and

●   Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2011 and 2010 (see note * below) and should be read in conjunction with the financial statements, and notes thereto, included with our Form 10-K/A Amendment No. 2  for the year ended December 31, 2010.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three months ended March 31,
	2011	2010
	Restated
Revenues, net	$40,401	$263,991
Cost of sales	4,145	108,410
Gross profit	36,256	155,581
Total operating expenses	153,342	300,811
Loss from operations	(117,086)	(145,230)
Total other income (expense)	(33,774)	(13,075)
Net loss	$(150,860)	$(158,305)
Net loss per share	$(0.00)	$(0.00)

*  Please see our discussion of the effect of an adjustment and our presentation of March 31, 2010 financial information in Item 2 above, in the section entitled “Correction to Previously Reported Shares Outstanding and Expenses,” and in Notes 13 and 14 to our financial statements.

We have experienced a slowdown in sales of our products which resulted in slight revenues for the first quarter of 2011 compared to the first quarter of 2010.  We had revenues of $40,401 as of March 31, 2011 compared with $218,081 as of March 31, 2010. Likewise our cost of goods sold was $4,145 as compared to $108,410 during the three month period ending march 31, 2010. We believe the cause of that is the domestic and worldwide down turn of the economy although we received verbal indications of increased need from our international customers such as Pakistan, UAE and China.  Those orders have been stalled and or cancelled; we suspect at this time that they have been canceled.  We have had inquiries for quotes from India and indications of additional purchases by the United Arab Emirates.  Management anticipates that revenues will resume as the general economic situation in the world improves.

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

Our net loss for the three month period ended March 31, 2011 was ($150,860) as compared to ($158,305) for the three month period ended March 31, 2010. Our loss from operations for the three month period ended March 31, 2011 was ($117, 086) as compared to ($143,230) for the three month period ended March 31, 2010.

While revenues fell off, our loss from operations was ($117,086) compared to ($145,230) for the three month period ended March 31, 2010. This was due to a decrease in operating expenses, which were $153,342 for the three months ended March 31, 2011 as compared to $300,811 for the three months ended March 31, 2010. Professional fees expense was $15,820 as compared to $101,980 for the same period in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $555,145 for the year ended December 31, 2010.  We had insufficient funds to deliver our backlog in the last half of 2010 through the present.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2011, we received cash from revenues of $46,413, repaid $14,167 on notes payable, and received an additional $45,223 of stockholder loans. For the three months ended March 31, 2010, we received cash from revenues of $117,344, repaid $21,200 on lines of credit, repaid $2,359 on notes payable, and repaid $3,000 on loans from shareholders.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses.  We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the three months ended March 31, 2011, was $150,860, as compared with a net loss of $158,305 for the three months ended March 31, 2010. Our net loss was largely offset by adjustments which resulted in $35,318 net cash used in operating activities for the three months ended March 31, 2011, as compared with $6,938 net cash provided by operating activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, our net cash provided by financing activities was $31,056, as compared with $26,559 net cash used in financing activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, we had a net decrease in cash of $4,262, resulting in $4,072 cash on hand, as compared with a net decrease in cash of $19,880, resulting in $50,924 cash on hand for the three months ended March 31, 2010.

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

Our total current liabilities increased to $1,670,245 at March 31, 2011, compared to $1,630,758 at December 31, 2010.  Our current total liabilities at March 31, 2011 included accounts payable of $408,862, accrued expenses of $176,330, accrued interest of $57,343, accrued royalties of $225,000, loans from shareholders of $172,684, notes payable (short term) of $336,004, stock settlement payable of $163,366, and deferred revenue of $130,656.

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

●
We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $17,519 and $19,795 respectively.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

●
We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable.

●
We have a convertible promissory note in the amount of $50,000 payable on December 31, 2010 with interest at 8% per annum. The loan is convertible into shares of common stock.  During 2010, we issued 2,066,820 shares which paid for accrued interest and principal of $13,000. The balance due at December 31, 2010 was $37,000.  During the three months ended March 31, 2011 we issued 3,030,303 shares which paid for accrued interest and principal of $10,500.  The balance due at March 31, 2011 was $26,500.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K Amendment No. 2 for the year ended December 31, 2010, including our financial statements and the related notes thereto.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $555,145 for 2010 and had a net loss of $1,560,012 at December 31, 2009.  We had a net loss of $150,860 for the three months ended March 31, 2011. In addition, at March 31, 2011, the Company had a retained deficit of $23,104,764.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $150,860 for the three months ended March 31, 2011 and net cash used in operation activities of $35,318 for the three months ended March 31, 2011. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the three months ending March 31, 2011 was $150,860 and our net loss for the three months ending March 31, 2010, as reported, was $158,305 (see note * on p. 26 above). Our retained deficit was $23,104,764 at March 31, 2011. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on that evaluation, we had concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

On July 30, 2012, the Company’s Management concluded that it was necessary to correct a revenue recognition errors uncovered in the audit of our financial statements for the year ended December, 31, 2011. Due to the accounting errors uncovered in the audit of our financial statements for the year ended December 31, 2011, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of (i) and understatement of deferred income that resulted from incorrectly allocating the revenues received under extended warranty arrangements over the life of the warranty;(ii) and overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. The Company has taken steps to correct the error in financial reporting and has revised its interim financial disclosures for the periods after December 31, 2010. In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q files for the quarterly periods ending March 31, 2011, June 30, 2011 and September 30, 2011.

As a result of the detection of accounting errors, we have identified material weakness in our accounting controls over financial reporting, that, is not corrected, could result in a material misstatement in our financial statements. The material weakness identified resulted from inadequate oversight by management and accounting personnel into the process of recognizing revenues in accordance with generally accepted accounting principles. Ultimately it was determined that our internal controls were ineffective.

We have instituted a remediation plan which involves reeducating Company management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put in place to track the document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

●	On January 31, 2011, we issued 2,000,000 restricted shares to Charles Gordon Davis, III, in settlement of a debt in the amount of $12,500 at a price per share of $0.005; and

●	On March 8, 2011, we issued 3,030,303 free trading shares to Asher Enterprises in exchange for a $10,000 reduction in outstanding loan principal, at a price per share of $0.003.

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

VIEW SYSTEMS, INC.

Date: October 12, 2012	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)