Form 10-Q/A
period 2011-06-30
VIEW SYSTEMS INC
filed 2012-10-15
CIK 1075857

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

Purpose of This Amendment

We are amending our Form 10-Q for the period ended June 30, 2011 in order that it would conform to the correction of a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended June 30, 2011 to reflect the correction of an understatement of deferred income that results from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue, there was a corresponding reduction in cost of sales and accounts payable. In addition the Company is restating its 2010 financial statements for the year ended December 31, 2010 due to the reclassification of common stock that was issued to a holder of the note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. Other information that is required to be presented as of the most recent practicable date has also changed. We have updated certain information and results in our “Risk Factors” section, our Notes to Consolidated Financial Statements (Unaudited), “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Unregistered Sales of Securities and Use of Proceeds" and "Other Information." Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Except as described above, no other changes have been made to Form 10-Q to update the information presented.  Therefore, this Amendment No. 1 on Form 10-Q does not reflect many events occurring after the filing of the Form 10-Q nor does it modify or update all disclosures made therein which may be affected by events subsequent to June 30, 2011.  Accordingly, information presented in many Items is unchanged and reflects disclosures made at the time of the original Form 10-Q, and this Amendment No. 1 should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2010.

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
	RESTATED	RESTATED
Current Assets
Cash	$2,452	$8,334
Accounts Receivable (Net of Allowance of $1,000)	39,360	78,449
Inventory	2,724	2,724
Prepaid Expenses

Total Current Assets	44,536	89,507

Property and Equipment (Net)	53,821	65,774

Other Assets
Licenses (Net)	734,706	787,186
Intellectual Property	147,507	147,507
Investment in Visisys Ltd	67,500	67,500
Deposits	29,563	2,872

Total Other Assets	979,276	1,005,065

Total Assets	$1,077,633	$1,160,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$394,260	$383,695
Accrued Expenses	191,194	151,839
Accrued Interest	72,906	46,363
Accrued Royalties	225,000	225,000
Loans from Stockholder	165,184	127,461
Notes Payable - Current Portion	318,634	374,764
Stock Settlement Payable	163,366	163,366
Deferred Revenue	198,923	158,270

Total Current Liabilities	1,729,467	1,630,758

Long-Term Debt
Note payable, Net of Current Portion	24,438	10,152

Total Liabilities	1,753,905	1,640,910

Stockholders' Deficit
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 1,589,647	15,896
Issued and outstanding 89,647		896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 127,987,092	127,987
Issued and Outstanding 97,410,092		97,410
Stock Settlement in Process	(163,366)	(163,366)
Additional Paid in Capital	22,699,574	22,538,400
Accumulated Deficit	(23,356,363)	(22,953,904)

Total Stockholders' Deficit	(676,272)	(480,564)

Total Liabilities and Stockholders' Deficit	$1,077,633	$1,160,346

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	RESTATED		RESTATED
Revenue
Product Sales and Installation	$21,345	$151,116	$25,167	$369,197
Extended Warranties	32,086	63,840	68,665	109,750

Total Revenue	53,431	214,956	93,832	478,947

Cost of Sales	6,709	52,516	10,854	160,926

Gross Profit	46,722	162,440	82,978	318,021

Operating Expenses
Business Development	18,273	21,752	30,843	53,978
General and Administrative	72,527	136,707	146,060	243,377
Professional Fees	66,700	24,770	82,520	126,750
Salaries and Benefits	109,849	60,676	161,268	120,611

Total Operating Expenses	267,349	243,905	420,691	544,716

Loss from Operations	(220,627)	(81,465)	(337,713)	(226,695)

Other Income (Expense)
Loss on Renegotiated Debt	(14,938)	-	(35,241)	-
Interest Expense	(16,034)	(18,832)	(29,505)	(31,907)

Total Other Income (Expense)	(30,972)	(18,832)	(64,746)	(31,907)

Net Loss	$(251,599)	$(100,297)	$(402,459)	$(258,602)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	115,213,792	83,903,369	106,311,991	77,788,119

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)

Stock
				Settlement	Additional
Preferred Stock		Common Stock		in Process-	Paid-in	Accumulated
Shares	Amount	Shares	Amount	Note 13	Capital	(Deficit)

Balance, December 31, 2010	89,647	896	97,410,189	97,410	(163,366)	22,538,400	(22,953,904)

January - March 2011 - shares issued in payment of
accounts payable, notes payable and interest			5,030,303	5,030		35,273

April - June 2011 - shares issued for services,
notes and loans payable and accrued interest	1,500,000	15,000	25,546,600	25,547		125,901

Net loss for the period ended June 30, 2011							(402,459)

Balance, June 30, 2011	1,589,647	$15,896	127,987,092	$127,987	$(163,366)	$22,699,574	$(23,356,363)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	RESTATED
Cash Flows from Operating Activities:
Net Loss	$(402,459)	$(258,602)
Adjustments to Reconcile Net Loss to
Net Cash
Depreciation and Amortization	63,880	62,480
Common Stock Issued in Payment of Services	103,350	30,695
Preferred Stock Issued in Payment of Services	15,000	-
Loss from disposition of fixed assets	-	4,996
Proceeds from sale of fixed assets	-	2,036
Loss from equity transactions	35,241	-

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	39,089	133,294
Deposits	(26,691)	-

Increase (Decrease) in:
Accounts Payable and Accrued Expenses	31,206	8,955
Deferred Compensation	39,355	23,073
Accrued Interest	26,543	28,444
Deferred Revenue	40,653	(87,400)

Net Cash Used in Operating Activities	(34,833)	(52,029)

Cash Flows from Financing Activities:
Loans received (paid) under a line of credit	-	(29,559)
Principal payments on notes payable	(15,272)	(4,749)
Loans received under notes payable	-	50,000
Loans from Stockholders	44,223	(7,050)

Net Cash Provided by Financing Activities	28,951	8,642

Decrease in Cash	(5,882)	(43,646)

Cash at Beginning of Period	8,334	70,804

Cash at End of Period	$2,452	$27,158

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc.  and FibereXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2011 and June 30, 2010 amounted to $11,400 and $10,000, respectively.

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was determined to be $1,626,854.  The cost is being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years.  Amortization expense for the periods ended June 30, 2011 and June 30, 2010 was $52,480 and $104,958, respectively.  Consistent with ASC 410, the intellectual property was also analyzed to determine if any impairment existed at June 30, 2011 and December 31, 2010.  It was determined to be not impaired. The Company has fundamentally advanced the technology under which these licenses operate and it is in the process of filing for its own provisional patents.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended June 30, 2011 and June 30, 2010 were $2,644 and $25,862.
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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2011 and June 30, 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Weighted
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Six months ended June 30, 2011

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(402,459)	106,311,991	$(0.00)

Six months ended June 30, 2010

Income (loss) from continuing operations which is the
amount that is available to common stockholders	$(258,602)	77,788,119	$(0.00)

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the six month periods ended June 30, 2011 and June 30, 2010, the Company incurred net losses of $402,459 and $258,602, respectively.  In addition, certain notes payable have come due and the Company is in default.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.             NOTES PAYABLE

Notes payable as of June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%.	$116,000	$116,000

Lafayette Community Bank
A term loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Stockholder
Demand loan, dated September 18, 2009 and payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 became due and payable, and is therefore in default.	50,000	50,000

Investor
Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	10,500	37,000

Chase
Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum.	35,637	39,873
TOTAL	$343,072	$384,915
Less Current Portion	318,634	374,763
Non-Current Portion	$24,438	$10,152

Principal payments for the next five years are as follows:

2011	$318,634
2012	10,708
2013	11,294
2014	2,436

TOTAL	$343,072

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:
Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	June 30,	June 30,
	2011	2010

Net loss per financial statements, which approximates net loss per income tax returns	$(402,459)	$(258,602)

Income tax expense (benefit) applying prevailing Federal and state income tax rates	(169,033)	(108,613)
Less valuation allowance	169,033	108,613

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8.             CONVERTIBLE PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services.  The issuance had been previously authorized by the Board of Directors.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock.  Effective in 2010 the Series A Preferred can be converted into common stock in the ratio of 15:1.  Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote by common stock stockholders.

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

Preferred Stock Issued for Services

During the six months ended June 30, 2011 the Company issued the following compensatory shares outside of its existing Equity Incentive and Service Provider Plans at the discretion of the Board of Directors:

	2011
	Number of	Expense
	Shares	Recognized
Officers and employees	1,000,000	$10,000

Independent contractors and consultants	500,000	5,000

Total	1,500,000	$15,000

9.             OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $16,621 and $47,789 for the periods ended June 30, 2011 and June 20, 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10.           STOCK BASED COMPENSATION

During the periods ended June 30, 2011 and June 30, 2010 the Company granted restricted stock to independent contractors and consultants.

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

During the six months ended June 30, 2011 and June 30, 2010, the Company issued the following compensatory shares outside of its existing Equity Incentive and Service Provider Plans at the discretion of the Board of Directors:

	June 30, 2011		June 30, 2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	7,000,000	$46,200	500,000	$15,000

Independent contractors and consultants	11,459,100	57,150	10,919,810	184,095

Total	18,459,100	$103,350	11,419,810	$199,095

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

11.           RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total balance due on unstructured loans from shareholders amount to $165,184 at June 30, 2011 and $127,461 at December 31, 2010.   The Board of Directors authorized the issuance of 1,000,000 Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000.  These shares can be converted to common stock in 2013. Loans from stockholders made with repayment terms are described in Note 6 above.

12.           STOCK SETTLEMENT IN PROCESS

During 2006 the Company negotiated a loan from an individual in the amount of $100,000.  Under the terms of the loan it was to be repaid in full within one year together with interest at the rate of 15% per annum.  The Company was unable to pay the loan when due, and under the threat of litigation the note holder was given 3,500,000 shares of common stock.  The stock was issued on January 28, 2010.  At that time the principal, accrued interest, and legal fees amounted to $136,366.  Under the terms of a court ordered stipulation agreement if the note holder was unable to liquidate the stock in full payment of the stipulated amount then the Company would be obligated to issue more stock to him to make up for the shortage.  As part of the agreement the note holder is required to account for proceeds realized from the sales of stock.  The note holder has yet to report any stock sales to this settlement is considered to be in process.

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

14.           RESTATEMENT

Due to accounting errors, the Company has restated its financial statements as of and for the period ended June 30, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition, the Company is restating the December 31, 2010 financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

COMPARISON OF FINANCIAL STATEMENTS ELEMENTS AT JUNE 30, 2011

	Original		Restated	Change

Consolidated Balance Sheet:

Accounts receivable		$53,692	$39,360	$(14,332)

Total assets		$1,091,965	$1,077,633	$(14,332)

Accounts payable		$440,231	$394,260	$(45,971)
Stock settlement payable		-	163,366	163,366

Deferred income		-	198,923	198,923

Current liabilities		1,413,221	1,729,467	316,246

Total liabilities		1,437,659	1,753,905	316,246

Stock settlement in process		-	163,366	163,366

Accumulated deficit
Beginning of period		(22,837,787)	(22,953,904)	(116,117)
End of period		(23,189,151)	(23,356,363)	(167,212)

Total stockholders’ deficit	$	(345,694)	$(676,272)	$(330,578)

Consolidated Statement of Operations:

Revenue		$191,296	$93,832	$(97,464)

Cost of sales		58,339	10,854	(47,485)

Gross profit		132,957	82,978	(49,979)

Operating expenses		419,575	420,691	1,116

Net loss		$(351,364)	$(402,459)	$(51,095)

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

16.    MODIFICATIONS TO FINANCIAL STATEMENT ACCOUNT GROUPINGS

The amount reported in the line items of expenses reflected on the consolidated statements of operations (unaudited) within the section for Operating Expenses have been changed to better reflect the nature of the expenses and to be consistent with how these accounts were reflected on the year-end financial statements. The total of Operating Expenses have not changed materially from what was previously reported except for a small change which is reflected on the footnote regarding restatement.

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

Fiber optic contract installations peaked for 2010 in the summer months. We exited this business in March 2011.

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

SUMMARY COMPARISON OF OPERATING RESULTS*

	Six months ended June 30,
	2011	2010
	Restated
Revenues, net	$93,832	$478,947
Cost of sales	10,854	160,926
Gross profit	82,978	318,021
Total operating expenses	420,691	544,716
Loss from operations	(337,713)	(226,695)
Total other income (expense)	(64,746)	(31,907)
Net loss	$(402,459)	$(258,602)
Net loss per share	$(0.00)	$(0.00)
_________
*  Please see our discussion of the effect of a reversal of an expense item attributed to duplicative stock issuances , which resulted in a decrease in expenses of $300,000 during the three-month period ended June 30, 2010 as disclosed in the financial information in footnote 13 entitled “Correction for Duplicate Stock Issuance.”

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was ($402,459) compared to a net loss of ($258,602) during the six month period ended June 30, 2011 (an increase in net loss of $143,857).  We generated net revenues of $93,832 during the six month period ended June 30, 2011 compared to $478,947 during the six month period ended June 30, 2010. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

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

Cost of goods sold decreased during the six month period ended June 30, 2011 to $10,854 from $160,926 incurred during the six month period ended June 30, 2010, resulting in a gross profit of $82,978 for the six month period ended June 30, 2011 compared to a gross profit of $318,021 for the six month period ended June 30, 2010. During the six month period ended June 30, 2011, the prevailing trend of decreasing cost of goods sold was due to a decline in the security-related products ordered by government agencies.  We believe that this trend is temporary and that our products will resume their popularity when government budgets have been reinstated. Going forward our efforts and our attention are focused on future fiber (FIOS) data installation work and other opportunities in the video surveillance market.

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

During the six month period ended June 30, 2011, we incurred operating expenses of $420,691 compared to $544,716 incurred during the six month ended June 30, 2010 (a decrease of $124,025). These operating expenses incurred during the six month period ended June 30, 2011 consisted of: (i) business development of $30,843 (2010: $53,978); (ii) general and administrative of $146,060 (2010: $243,377); (iii) professional fees of $82,520 (2010: $126,750); and (iv) salaries and benefits of $161,268 (2010: $120,611).

Operating expenses incurred during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 decreased primarily due to the decrease in general and administrative expenses of $97,317 and the decrease in professional fees of $44,230. The decrease in professional fees and general and administrative relates primarily to decrease in the general scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the six month period ended June 30, 2011 was ($337,713) compared to a net operating loss of ($226,695) during the six month period ended June 30, 2010.

During the six month period ended June 30, 2011, other expense in the amount of ($64,746) in interest expense and loss from equity transactions was incurred (2010: ($31,907) in interest expense). This resulted in net loss of ($402,459) for the six month period ended June 30, 2011 compared to a net loss of ($258,602) for the six month period ended June 30, 2010. The weighted average number of shares outstanding was 106,311,991 for the six month period ended June 30, 2011 compared to 77,788,119 for the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was ($251,599) compared to a net loss of $(100,297) during the three month period ended June 30, 2010 (an increase in net loss of $(151,302).  We generated net revenues of $53,431 during the three month period ended June 30, 2011 compared to $214,956 during the three month period June 30, 2010.

Cost of goods sold decreased during the three month period ended June 30, 2011 to $6,709 from $52,516 during the three month period ended June 30, 2010 resulting in a gross profit of $46,722 for the three month period ended June 30, 2011 compared to a gross profit of $162,440 for the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, we incurred operating expenses of $267,349 compared to $243,905, incurred during the three month ended June 30, 2010. These operating expenses incurred during the three month period ended June 30, 2011 consisted of: (i) business development of $18,273 (2010: $21,752); (ii) general and administrative of $72,527 (2010: $136,707); (iii) professional fees of $66,700 (2010: $24,770); and (iv) salaries and benefits of $109,849 (2010: ($60,676)).

Our net operating loss during the three month period ended June 30, 2011 was ($220,627) compared to a net operating losses of $(81,465) during the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, other expense in the amount of ($30,972) in interest expense and loss from equity transactions was incurred (2010: ($18,832) in interest expense). This resulted in net loss of ($251,599) for the three month period ended June 30, 2011 compared to a net loss of $100,297 for the three month period ended June 30, 2010. The weighted average number of shares outstanding was 115,213,792 for the three month period ended June 30, 2011compared to 83,903,369 for the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As at the six month period ended June 30, 2011, our current assets were $44,536 and our current liabilities were $1,729,467, which resulted in a working capital deficit of $1,684,931. As at the six month period ended June 30, 2011, current assets were comprised of: (i) $2,452 in cash; (ii) $39,360 in accounts receivable (net of allowance of $1,000); and (iii) $2,724 in inventory. As at the six month period ended June 30, 2011, current liabilities were comprised of: (i) $394,260 in accounts payable; (ii) $191,194 in accrued expenses; (iii) $72,906 in accrued interest; (iv) $225,000 in accrued royalties; (v) $165,184 in loan from shareholder; (vi) $318,634 in notes payable (vii) $163,366 in stock settlement payable; and (viii) $198,923 in deferred revenue.

As at the six month period ended June 30, 2011, our total assets were $1,077,633 comprised of: (i) current assets in the amount of $44,536; (ii) net property and equipment of $53,821; (iii) licenses valued at $734,706; (iv) $147,507 in valuation of intellectual property; (v) $67,500 in investment; and (vi) $29,563 in deposits. The slight decrease in total assets during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was due primarily due to the decrease in accounts receivable.

As at the six month period ended June 30, 2011, our total liabilities were $1,753,905 comprised of: (i) current liabilities in the amount of $1,729,467; and (ii) notes payable of $24,438.  The slight increase in liabilities during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in current liabilities in accounts payable, accrued expenses, loans from shareholder and accrued interest.

Stockholders’ equity (deficit) increased from ($480,564) for fiscal year ended December 31, 2010 to ($676,272) for the six month period ended June 30, 2011.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities during the period. For the six month period ended June 30, 2011, net cash flows used in operating activities was ($34,833) consisting primarily of net loss of ($402,459). Net cash flows used in operating activities was adjusted by $63,880 in depreciation and amortization, $103,350 in common stock issued in payment of services, $15,000 in preferred stock issued in payment of services and $35,241 in loss from equity transactions. Net cash flows used in operating activities was further changed by an increase in accounts payable of $31,206, accrued expenses of $39,355, accrued interest of $26,543, deferred revenue of $40,653 and deposits of $26,691. Net cash flows used in operating activities was further changed by a decrease in accounts receivable of $39,089.

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

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $402,459 for the six month period ended June 30, 2011. We had insufficient funds to deliver our backlog in the last half of 2010.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

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

Commitments and Contingent Liabilities

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three year non-cancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and we again renewed the lease for one year which commenced September 1, 2010 and expires August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $16,621 per Note 9 and $47,789 for the six months periods ended June 30, 2011 and June 30, 2010, respectively.

Our total current liabilities increased to $1,729,467 at June 30, 2011 compared to $1,630,758 at December 31, 2010.

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

Risk Factors, including Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to Amendment No. 2 to our Form 10-K for the year ended December 31, 2010, including our financial statements and the related notes thereto.

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and had a net loss of $555,145 at December 31, 2010.  We had a net loss of $1,046,461 for the six months ended June 30, 2012. In addition, at June 30, 2012, the Company had an accumulated deficit of $25,761,384.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $402,459 for the six months ended June 30, 2011 and net cash used in operation activities of $34,833 for the six months ended June 30, 2011. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the six months ending June 30, 2011 was $402,459 and our net loss for the six months ending June 30, 2010 was $253,602. Our accumulated deficit was $23,356,363 at June 30, 2011. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at June 30, 2011. In recognition of such, our independent registered public accounting firms have included explanatory paragraphs in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that expressed substantial doubt regarding our ability to continue as a going concern.

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

As a result of the detection of accounting errors, we have identified material weakness in our accounting controls over financial reporting, that, is not corrected, could result in a material misstatement in our financial statements. The material weakness identified resulted from inadequate oversight by management and accounting personnel into the process of recognizing revenues in accordance with generally accepted accounting principles.  Ultimately, it was determined that our internal controls were ineffective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2011, we issued shares in unregistered transactions as follows:

Common Shares

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
_____________
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