Form 10-Q/A
period 2011-09-30
VIEW SYSTEMS INC
filed 2012-10-15
CIK 1075857

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

Purpose of This Amendment

We are amending our Form 10-Q for the period ended September 30, 2011 in order that it would conform to the correction of a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors, the Company has restated its financial statements as of and for the period ended September 30, 2011 to reflect the correction of an understatement of deferred income that results from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue, there was a corresponding reduction in cost of sales and accounts payable. In addition the Company is restating its 2010 financial statements for the year ended December 31, 2010 due to the reclassification of common stock that was issued to the holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. Other information that is required to be presented as of the most recent practicable date has also changed.

We have updated certain information and results in our “Risk Factors” section, our Notes to Consolidated Financial Statements (Unaudited), “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” "Unregistered Sales of Securities and Use of Proceeds," and "Other Information." Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Except as described above, no other changes have been made to Form 10-Q to update the information presented.  Therefore, this Amendment No. 1 on Form 10-Q does not reflect many events occurring after the filing of the Form 10-Q nor does it modify or update all disclosures made therein which may be affected by events subsequent to September 30, 2011.  Accordingly, information presented in many Items is unchanged and reflects disclosures made at the time of the original Form 10-Q, and this Amendment No. 1 should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2010.

VIEW SYSTEMS, INC.
FORM 10-Q/A
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010	4
	Consolidated Statements of Operations (Unaudited) for the nine months and three months ended September 30, 2011 and for the nine months and three months ended September 30, 2010	5
	Consolidated Statements of Stockholders’ Deficit (Unaudited) for the nine months ended September 30, 2011	6
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010	7
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	[Removed and Reserved]	32
Item 5.	Other information	32
Item 6.	Exhibits	33

SIGNATURES		34

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

PART II – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
	RESTATED	RESTATED
Current Assets
Cash	$119	$8,334
Accounts Receivable (Net of Allowance of $1,000)	212,276	78,449
Inventory	176,716	2,724
Total Current Assets	389,111	89,507

Property and Equipment (Net)	48,121	65,774

Other Assets
Licenses (Net)	708,466	787,186
Intellectual Property	147,507	147,507
Investment in Visisys, Ltd.	67,500	67,500
Deposits	29,563	2,872

Total Other Assets	953,036	1,005,065

Total Assets	$1,390,268	$1,160,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$687,764	$383,695
Accrued Expenses	220,937	151,839
Accrued Interest	84,698	46,363
Accrued Royalties	225,000	225,000
Loans from Stockholder	177,742	127,461
Notes Payable - Current Portion	301,970	374,764
Stock Settlement Payable	163,366	163,366
Deferred Revenue	241,765	158,270

Total Current Liabilities	2,103,242	1,630,758

Long-Term Debt
Note payable, Net of Current Portion	29,721	10,152

Total Liabilities	2,132,963	1,640,910

Stockholders' Deficit
Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 1,589,647	15,896	-
Issued and outstanding 89,647	-	896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 133,179,400	133,179	-
Issued and Outstanding 97,410,092	-	97,410
Stock Settlement in Process	(163,366)	(163,366)
Additional Paid in Capital	22,717,747	22,538,400
Accumulated Deficit	(23,446,151)	(22,953,904)

Total Stockholders' Deficit	(742,695)	(480,564)

Total Liabilities and Stockholders' Deficit	$1,390,268	$1,160,346

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	Restated		Restated
Products Sales and Installation	$157,184	$193,745	$182,351	$562,942
Extended Warranties	30,509	49,350	99,174	159,100

Total Revenue	187,693	243,095	281,525	722,042

Cost of Sales	103,400	34,112	114,254	195,038

Gross Profit	84,293	208,983	167,271	527,004

Operating Expenses
Business Development	8,954	35,212	39,797	89,190
General and Administrative	82,383	111,406	228,443	354,783
Professional Fees	22,490	61,523	105,010	188,273
Salaries and Benefits	43,309	63,443	204,577	184,054

Total Operating Expenses	157,136	271,584	577,827	816,300

Net Operating Expenses	(72,843)	(62,601)	(410,556)	(289,296)

Loss from Operations	(2,441)	(62,601)	(340,154)	(289,296)

Other Income (Expense)
Gain from Renegotiated Debt	19,247	42,502	19,247	42,502
Loss on Equity Transactions	(12,865)	-	(48,106)	-
Interest Expense	(23,327)	(15,364)	(52,832)	(47,271)

Total Other Income (Expense)	(16,945)	27,138	(81,691)	(4,769)

Net Loss	$(89,788)	$(35,463)	$(492,247)	$(294,065)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	130,583,246	89,123,369	110,144,642	83,412,869

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)

Stock
				Settlement	Additional
Preferred		Common		in Process-	Paid-in	Accumulated
Shares	Amount	Shares	Amount	Note 13	Capital	(Deficit)

Balance, December 31, 2010	89,647	$896	97,410,189	$97,410	$(163,366)	$22,538,400	$(22,953,904)

January - March 2011 - shares issued in payment of
accounts payable, notes payable and interest			5,030,303	5,030		35,273

April - June 2011 - shares issued for services,
notes and loans payable and accrued interest	1,500,000	15,000	25,546,600	25,547		125,901

July - September 2011 - shares issued for note payable			5,192,308	5,192		18,173
and accrued interest

Net loss for the period ended September 30, 2011							(492,247)

Balance, September 30, 2011	1,589,647	$15,896	133,179,400	$133,179	$(163,366)	$22,717,747	$(23,446,151)

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	RESTATED
Cash Flows from Operating Activities:
Net Loss	$(492,247)	$(294,065)
Adjustments to Reconcile Net Loss to
Net Cash
Depreciation and Amortization	96,373	93,720
Common Stock Issued in Payment of Services	103,350	102,995
Preferred Stock Issued in Payment of Services	15,000	-
Gain from renetotiated debt	(19,247)	(42,502)
Loss from disposition of fixed assets	-	4,996
Proceeds from sale of fixed assets	-	2,036
Loss from Equity Transactions	48,106	-

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(133,827)	53,665
Inventory	(173,992)	-
Deposits	(26,691)	143

Increase (Decrease) in:
Accounts Payable and Accrued Expenses	343,976	19,303
Defferred Compensation	69,098	44,743
Accrued Interest	38,335	40,604
Deferred Revenue	83,495	(87,400)

Net Cash Used in Operating Activities	(48,271)	(61,762)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(259)
Net Cash Used in Investing Activities	-	(259)

Cash Flows from Financing Activities:
Loans received (paid) under a line of credit	-	(51,494)
Principal payments on notes payable	(16,725)	(7,170)
Loans received under notes payable	-	50,000
Loans from Stockholders	56,781	8,934

Net Cash Provided by Financing Activities	40,056	270

Decrease in Cash	(8,215)	(61,751)

Cash at Beginning of Period	8,334	70,804

Cash at End of Period	$119	$9,053

The accompanying notes are an integral part of these consolidated financial statements.

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued) (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Non Cash Investing and Financing Activities:	RESTATED

Notes payable paid down with common stock	$36,500	$100,000
Accrued interest paid with common stock	-	76,538
Loans from shareholders repaid with common stock	6,500	-
Accounts payables paid with common stock	20,660	-

Cash Paid For:
Interest	$3,625	$5,260

Income Taxes	$-	$-

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2011 and September 30, 2010 amounted to $17,100 and $15,000, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended September 30, 2011 and September 30, 2010 were $3,914 and $20,696.
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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2011 and September 30, 2010 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

	Income	Weighted Shares	Per-share
	(Numerator)	(Denominator)	Amount

Nine months ended September 30, 2011

Loss from continuing operations which is the
amount that is available to common stockholders	$(492,247)	110,144,642	$(0.00)

Nine months ended September 30, 2010

Loss from continuing operations which is the
amount that is available to common stockholders	$(294,065)	83,412,869	$(0.00)

2.             GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the nine months ended September 30, 2011 and September 30, 2010, the Company incurred net losses of $492,247 and $294,065, respectively.  In addition, certain notes payable have come due and the Company is in default.

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.             NOTES PAYABLE

Notes payable as of September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%.	$116,000	$116,000

Lafayette Community Bank
A term loan secured by a stockholder, payable in five monthly installments of $6,175 commencing December 25, 2009 with a balloon payment in the amount $175,630 due in May 2011. Interest accrues monthly at 7% per annum.	130,935	142,042

Stockholder
Demand loan, dated September 18, 2009 and payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 became due and payable, and is therefore in default.	50,000	50,000

Investor
Convertible promissory note payable on December 31, 2010 with interest at 8% per annum. Upon meeting certain provisions the note can be converted to shares of common stock at $0.0033 per share.	0	37,000

Chase
Equipment loans to finance the purchases of two trucks, payable monthly in installments of $1,003, which include interest at 5.34% per annum.	34,756	39,874

TOTAL	$331,691	$384,916
Less Current Portion	29,271	10,152
Non-Current Portion	$301,970	$374,764

Principal payments for the next five years are as follows:

2011	$301,920
2012	10,758
2013	11,294
2014 and beyond	7,719

TOTAL	$331,691

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

The components of the net deferred tax asset as of December 31, 2010 are as follows:

Effect of net operating loss carry forward	$9,179,531
Less evaluation allowance	(9,179,531)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Period ended
	September 30,	September 30,
	2011	2010

Net loss per financial statements, which approximates net loss per income tax returns	$(492,247)	$(294,065)

Income tax expense (benefit) applying prevailing Federal and state income tax rates	(206,744)	(123,507)
Less valuation allowance	206,744	123,507

Net income tax expense (benefit)	$-	$-

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

8.             CONVERTIBLE PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services.  The issuance had been previously authorized by the Board of Directors.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.01 per share before any payment or distribution is made to the holders of common stock.  Effective in 2010 the Series A Preferred can be converted into common stock in the ratio of 15:1.  Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote by common stockholders.

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

9.             OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease which expired in October 2008. A renewal of the lease expired on August 31, 2010, and the Company renewed the lease for one year commencing September 1, 2010 and expiring August 31, 2011.  The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $36,823 and $35,420 for the periods ended September 30, 2011 and September 30, 2010, respectively.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10.           STOCK BASED COMPENSATION

During the periods ended September 30, 2011 and September 30, 2010 the Company granted restricted stock to independent contractors and consultants.

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

During the nine months ended September 30, 2011 and September 30, 2010, the Company issued the following compensatory shares outside of its existing Equity Incentive and Service Provider Plans at the discretion of the Board of Directors:

	September 30, 2011		September 30, 2010
	Number of	Expense	Number of	Expense
	Shares	Recognized	Shares	Recognized
Officers and employees	7,000,000	$46,200	500,000	$15,000

Independent contractors and consultants	11,459,100	57,150	10,919,810	184,095

Total	18,459,100	$103,350	11,419,810	$199,095

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more reliably determinded.

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

11.           RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total balance due on unstructured loans from shareholders amount to $177,742 at September 30, 2011 and $127,461 at December 31, 2010.  Loans from stockholders made with repayment terms are described in Note 6 above. The Board of Directors authorized the issuance of 1,000,000 Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000. These shares can be converted to common stock in 2013.

12.   JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  The agreement became active in the fourth quarter of 2011.  Pursuant to the agreement, CRA purchased all of the materials and paid substantially all of the costs involved in filling to 60-unit order. View Systems, Inc. assembled the products, shipped the scanners for installation, and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.

13.    STOCK SETTLEMENT PROCESS

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

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

15.           RESTATEMENT

Due to accounting errors, the Company has restated its financial statements as of and for the period ended September 30, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition, the Company is restating the December 31, 2010 financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied. Instead, the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

COMPARISON OF FINANCIAL STATEMENTS ELEMENTS AT SEPTEMBER 30, 2011

	Original		Restated	Change
Consolidated Balance Sheet:

Accounts receivable		$374,028	$212,276	$(161,752)
Inventory		108,267	176,716	68,449

Total assets		$1,483,571	$1,390,268	$(93,303)

Accounts payable		$782,797	$687,764	$(95,033)
Stock settlement payable		-	163,366	163,366
Deferred income		-	241,765	241,765

Current liabilities		1,793,144	2,103,242	310,098

Total liabilities		1,822,865	2,132,963	310,098

Stock settlement in process		-	163,366	163,366

Accumulated earnings (deficit)
Beginning of period		(22,837,787)	(22,953,904)	(116,117)
End of period		(23,206,116)	23,446,151	240,035

Total stockholders’ equity (deficit)	$	(339,294)	$(742,695)	$(403,401)

Consolidated Statement of Operations:

Revenue	$576,735	$281,525	$(295,210)

Cost of sales	198,023	114,254	(83,769)

Gross profit	378,712	167,271	(211,441)

Operating expenses	575,968	577,827	1,859

Net operating income (loss)	(197,256)	(410,556)	(213,300)

Revenue sharing	(70,135)	-	70,135
Gain from renegotiated debt	-	19,247	19,247
Loss on equity transactions	-	(48,106)	(48,106)
Interest expense	(100,938)	(52,832)	48,106

Net loss	$(368,329)	$(492,247)	$(123,918)

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

Our current product lines are related to visual surveillance, intrusion detection and physical security.  In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer).  We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device.  In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010.  We had a net of seventeen sales in 2010. We did not have any sales during the first nine months of fiscal year 2011, which we believe resulted from our lack of available funding for marketing efforts. However, we generated revenues during the nine month period ended September 30, 2011 of $281,525, which consisted of Secure Scan, Viewmass, TM Series and service, warranty and training.

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

Correction to Previously Reported Shares Outstanding and Expenses

Our financial statements for the quarter ended March 31, 2010 and our reporting of shares outstanding on Form 10-Q for the quarter ended March 31, 2010 overstated our expenses from stock issuance by $300,000 and reported 10,000,000 more shares outstanding than was actually the case.  The error was caused by a duplicative January 13, 2010 instruction to our transfer agent to issue shares that had been issued in December 2009. The error did not affect the beneficial ownership reporting by shareholders.  We discovered the error and made an adjustment to our financial statements for the quarter ended March 31, 2010 by reversing the expense item attributed to the duplicative stock issuance which resulted in a decrease in our expenses of $300,000 and a corresponding increase in revenue. Because the adjustment was picked up in our report for the quarter ended June 30, 2010, we have presented our consolidated statements of operations and cash flows, which compare the periods ended June 30, 2011 with June 30, 2010, using the June 30, 2010 information without adjustment and as reported in our Form 10-Q for the period ended June 30, 2010.

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

We exited this business in March 2011.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the nine months ended September 30, 2011 and September 30, 2010 and should be read in conjunction with the financial statements, and notes thereto, included with our Amendment No. 2 to Form 10-K/A for the year ended December 31, 2010.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Nine months ended September 30,
	2011	2010
	Restated
Revenues, net	$281,525	$722,042
Cost of sales	114,254	195,038
Gross profit (loss)	167,271	527,004
Total operating expenses	577,827	816,300
Profit (Loss) from operations	(410,556)	(289,296)
Total other income (expense)	(81,691)	(4,769)
Net income (loss)	$(492,247)	$(294,065)
Net income (loss) per share	$(0.00)	$(0.00)
________
*  Please see our discussion of the effect of a restatement as disclosed in the financial information in footnote 15 and of the reversal of an expense item attributed to duplicative stock issuances, which resulted in a decrease in expenses of $300,000 during the three-month period ended March 31, 2010 as disclosed in the financial information in footnote 14 entitled “Correction for Duplicative Stock Issuance”.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was ($492,247) compared to a net loss of ($294,065) during the nine month period ended September 30, 2010 (an increase in net loss of $198,182). We generated net revenues of $281,525 during the nine month period ended September 30, 2011 compared to $722,042 during the nine month period ended September 30, 2010 (a decrease in net revenue of $440,517). Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training.  Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.

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

Cost of goods sold decreased during the nine month period ended September 30, 2011 to $114,254 from $195,038 incurred during the nine month period ended September 30, 2010, resulting in a gross profit of $167,271 for the nine month period ended September 30, 2011 compared to a gross profit of $527,004 for the nine month period ended September 30, 2010. During the nine month period ended September 30, 2011, the trend of decreasing cost of goods sold was due to a decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. We believe that this trend is temporary. We believe that our products will resume their popularity when government budgets have been reinstated. Going forward, our efforts and our attention are focused on future fiber (FIOS) data installation work and other opportunities in the video surveillance market.

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

During the nine month period ended September 30, 2011, we incurred operating expenses of $577,827 compared to $816,300 incurred during the nine month ended September 30, 2010 (a decrease of $238,473). These operating expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) business development of $39,197 (2010: $89,190); (ii) general and administrative of $228,443 (2010: $354,783); (iii) professional fees of $105,010 (2010: $188,273) and (iv) salaries and benefits of $204,577 (2010: $184,054).

Operating expenses incurred during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 decreased primarily due to the decrease in general and administrative expenses of $126,340, the decrease in professional fees of $83,263, and the decrease in business development expenses of $49,993. The decrease in business development, professional fees and general and administrative relates primarily to decrease in the general scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the nine month period ended September 30, 2011 was ($410,556) compared to a net operating loss of ($289,296) during the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2011, other expense in the amount of ($81,691) (2010: ($4,769)) was incurred. Other expense incurred during the nine month period ended September 30, 2011 consisted of: (i) loss on equity transactions of $48,106 (2010: $-0-); and (ii) interest expense of $52,832 (2010: $47,271). Other expense incurred during the nine month period ended September 30, 2011 was offset by $19,247 in gain from  restructured debt (2010: $42,502). This resulted in net loss of ($492,247) for the nine month period ended September 30, 2011 compared to a net loss of ($294,065) for the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 110,144,642 for the nine month period ended September 30, 2011 compared to 83,412,869 for the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was ($89,788) compared to a net loss of ($35,463) during the three month period ended September 30, 2010 (an increase in net loss of $54,325).  We generated net revenues of $187,693 during the three month period ended September 30, 2011 compared to $243,095 during the three month period September 30, 2010.

Cost of goods sold increased during the three month period ended September 30, 2011 to $103,400 from $34,112 during the three month period ended September 30, 2010 resulting in a gross profit of $84,293 for the three month period ended September 30, 2011 compared to a gross profit of $208,983 for the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, we incurred operating expenses of $157,136 compared to $271,584. These operating expenses incurred during the three month period ended September 30, 2011 consisted of: (i) business development of $8,954 (2010: $35,212); (ii) general and administrative of $82,383 (2010: $111,406); (iii) professional fees of $22,490 (2010: $61,523) and (iv) salaries and benefits of $43,309 (2010: ($63,443).

Operating expenses incurred during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2011 decreased primarily due to the decrease in general and administrative of $29,023, the decrease in business development of $26,258, and the decrease in salaries and benefits of $20,134.

Our net operating loss during the three month period ended September 30, 2011 was a loss of $(2,441) compared to a net operating loss of ($62,601) during the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, other expense in the amount of ($16,945) was incurred compared to other income of $27,138 incurred during the three month period ended September 30, 2010. Other expense incurred during the three month period ended September 30, 2011 consisted of: (i) loss on equity transactions of $12,865 (2010: $-0-); and (ii) interest expense of $23,327 (2010: $15,364). Other expense incurred during the three month period ended September 30, 2011 was offset by a gain from restructured debt in the amount of $19,247 (2010: $42,502) This resulted in net loss of ($89,788) for the three month period ended September 30, 2011 compared to net loss of ($35,463) for the three month period ended September 30, 2010. The weighted average number of shares outstanding was 130,583,246 for the three month period ended September 30, 2011 compared to 89,123,369 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As at the nine month period ended September 30, 2011, our current assets were $389,111 and our current liabilities were $2,103,242, which resulted in a working capital deficit of $1,714,131. As at the nine month period ended September 30, 2011, current assets were comprised of: (i) $119 in cash; (ii) $212,276 in accounts receivable (net of allowance of $1,000); and (iii) $176,716 in inventory. As at the nine month period ended September 30, 2011, current liabilities were comprised of: (i) $687,764 in accounts payable; (ii) $220,937 in accrued expenses; (iii) $84,698 in accrued interest; (iv) $225,000 in accrued royalties; (v) $177,742 in loan from shareholder; (vi) $301,970 in note payable; (vii) stock settlements payable of $163,366; and (viii) deferred revenue of $241,765.

As at the nine month period ended September 30, 2011, our total assets were $1,390,268 comprised of: (i) current assets in the amount of $389,111; (ii) licenses valued at $708,466; (iii) $147,507 in valuation of intellectual property; (iv) $67,500 in investment; and (v) $29,563 in deposits. The increase in total assets during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was due primarily due to the increases in accounts receivable and inventory.

As at the nine month period ended September 30, 2011, our total liabilities were $2,132,963 comprised of: (i) current liabilities in the amount of $2,103,242; and (ii) notes payable of $29,721.  The increase in liabilities during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in current liabilities in accounts payable, accrued expenses, loans from shareholder, accrued interest and deferred revenue.

Stockholders’ equity (deficit) increased from ($480,564) for fiscal year ended December 31, 2010 to ($742,695) for the nine month period ended September 30, 2011.

Cash Flows from Operating Activities

We have negative cash flows from operating activities during the period. For the nine month period ended September 30, 2011, net cash flows used in operating activities was ($48,271) consisting primarily of net loss of ($492,247). Net cash flows used in operating activities was adjusted by $96,373 in depreciation and amortization, $103,350 in common stock issued in payment of services, $48,106 in loss from equity transactions,  gain from renegotiated debt of $19,247 and $15,000 in preferred stock issued in payment of services. Net cash flows used in operating activities was further changed by an increase in accounts payable of $343,976, accrued expenses of $69,098 and accrued interest of $38,335. Net cash flows used in operating activities was further changed by increases in deferred revenue of $83,495, accounts receivable of $133,827, inventories of $173,992 and deposits of $26,691.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2011, there were no net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the generation of revenues and from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $40,448 consisting of $57,781 in loans from shareholders which was offset by $16,725 in principal payments on notes payable.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenues, cash flow, debt financing and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  The agreement became active in the fourth quarter of 2011. Pursuant to the agreement, CPA purchased all of the materials and paid substantially all of the costs involved in filling to 60-unit order. View Systems, Inc. assembled the products, shipped the scanners for installation, and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $492,947 for the nine month period ended September 30, 2011. We had insufficient funds to deliver our backlog in the last nine months of 2011.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.  We are continuing to push sales and control costs.

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

Commitments and Contingent Liabilities

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three year non-cancellable operating lease which expired in October 2008. A recent renewal of the lease expired on August 31, 2010, and we again renewed the lease for one year which commenced September 1, 2010 and which expired August 31, 2011.  At this time the rent is on a month to month basis however we are currently negotiating a new one-year lease for the same facility. The base rent had been $3,047 per month with an annual rent escalator of 3%.  Under the current renewal the monthly lease payment is $3,077.  Rent expense was $36,823 and $47,789 for the periods ended September 30, 2011 and December 31, 2010, respectively.

Our total current liabilities increased to $2,103,242 at September 30, 2011 compared to $1,630,758 at December 31, 2010.

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

●
We have two vehicles financed in 2009 through Chase Auto Finance in the principal amounts of $34,756.  Combined payments are $1,003 per month which includes interest at 5.34%.  The loans are for 60 months with the final payments due in July 2014.

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

●
During the nine month period ended September 30, 2011, certain shareholders made cash advances to us to help with short-term working capital needs. The total additions to loans from shareholders with unstructured payment plans amounted to $6,934 during 2010 and $50,331 during the nine month period ended September 30, 2011. The total balance due on unstructured loans from shareholders is $177,742 at September 30, 2011.

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  The agreement became active in the fourth quarter of 2011. Pursuant to the agreement, CRA purchased all of the materials and paid substantially all of the costs involved in filling to 60-unit order. View Systems, Inc. assembled the products, shipped the scanners for installation, and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and had a net loss of $555,145 at December 31, 2010.  We had a net loss of $492,247 for the nine months ended September 30, 2011. In addition, at September 30, 2011, the Company had an accumulated deficit of $23,446,151.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $492,247 for the nine months ended September 30, 2011 and net cash used in operation activities of $48,663 for the nine months ended September 30, 2011. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2011, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the nine months ending September 30, 2011 was $492,247 and our net loss for the nine months ending September 30, 2010 was $294,065. Our accumulated deficit was $23,446,151 at September 30, 2011. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing to cover cash shortfalls.

As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at September 30, 2011. In recognition of such, our independent registered public accounting firms have included explanatory paragraphs in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 that expressed substantial doubt regarding our ability to continue as a going concern.

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

On July 30, 2012, the Company’s Management concluded that it was necessary to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors uncovered in the audit of our financial statements for the year ended December 31, 2011, the Company has restated its financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. The Company has taken steps to correct the error in financial reporting and has revised its interim financial disclosures for periods after December 31, 2010. In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011. Ultimately, it was determined that our internal controls were not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2011, we issued 5,192,308 unrestricted shares to Asher Enterprises in exchange for a $10,500 reduction in outstanding loan principal, at a price per share of $0.002.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were sold in a private transaction to a purchaser in a business relationship with the Company such that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to its acquisition of our securities  The purchaser was aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements.  The purchaser understood the economic risk of an investment in our securities. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

RESIGNATION OF DIRECTOR

On or about August 2011, William Paul Price resigned from our Board of Directors citing personal reasons. Mr. Price did not resign because of a disagreement with us on any matters relating to our operations, practices or policies.

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