Form 10-Q
period 2012-09-30
VIEW SYSTEMS INC
filed 2012-11-14
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common Stock, $.001 par value per share	170,421,178

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2012	2011

Current Assets
Cash	$3,027	$29,041
Accounts Receivable (Net of Allowance of Doubtul Accounts of
$0 at September 30, 2012 and $5,450 at December 31, 2011)	114,154	78,222
Inventory	167,165	161,349
Prepaid Expenses	243,843	29,100

Total Current Assets	528,189	297,712

Property and Equipment (Net)	18,674	31,126

Other Assets
Deposits	2,872	2,872

Total Other Assets	2,872	2,872

Total Assets	$549,735	$331,710

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$595,983	$548,999
Deferred Compensation	122,971	227,353
Accrued and Withheld Payroll Taxes Payable	142,659	137,396
Accrued Interest Payable	42,746	87,840
Accrued Royalties Payable	225,000	225,000
Loans from Stockholders	181,249	165,167
Notes Payable - Current Portion	199,443	200,628
Stock Settlement Payable	124,578	124,578
Deferred Revenue	318,416	398,078

Total Current Liabilities	1,953,045	2,115,039

Long-term Debt
Notes Payable, net of Current Portion	83,499	103,428

Total Liabilities	2,036,544	2,218,467

Stockholders' Deficit
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and outstanding 2,989,647	29,896	-
Issued and outstanding 1,489,647	-	14,896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,	-
Issued and Outstanding 170,421,178	170,421	-
Issued and Outstanding 131,179,400	-	131,179
Stock Settlement in Process	(124,578)	(124,578)
Additional Paid in Capital	23,748,391	22,806,669
Accumulated Deficit	(25,310,939)	(24,714,923)

Total Stockholders' Deficit	(1,486,809)	(1,886,757)

Total Liabilities and Stockholders' Deficit	$549,735	$331,710

See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		"RESTATED"		"RESTATED"
Revenues
Product Sales and Installation	$187,514	$157,184	$481,661	$182,351
Extended Warranties	22,261	30,509	83,095	99,174

Total Revenue	209,775	187,693	564,756	281,525

Cost of Sales	50,567	103,400	210,216	114,254

Gross Profit	159,208	84,293	354,540	167,271

Operating Expenses
Business Development	110,137	8,954	276,553	39,797
General and Administrative	72,241	82,383	245,276	228,443
Professional Fees	110,764	22,490	219,933	105,010
Salaries and Benefits	58,205	43,309	171,874	204,577

Total Operating Expenses	351,347	157,136	913,636	577,827

Loss from Operations	(192,139)	(72,843)	(559,096)	(410,556)

Other Income (Expense)
Gain from Renetotiated Debt	-	19,247	-	19,247
Loss on Equity Transactions	-	(12,865)	-	(48,106)
Interest Expense	(5,650)	(23,327)	(36,920)	(52,832)

Total Other Income (Expense)	(5,650)	(16,945)	(36,920)	(81,691)

Net Loss	$(197,789)	$(89,788)	$(596,016)	$(492,247)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
(Basic and Diluted)	169,836,399	130,583,246	153,144,452	110,144,642

See Notes to Consolidated Financial Statements (Unaudited).

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
		"RESTATED"

Cash Flows from Operating Activities:
Net Loss	$(596,016)	$(492,247)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operations:
Depreciation & Amortization	14,400	96,373
Common Stock Issued in Payment of Services	146,250	103,350
Preferred Stock Issued in Payment of Services	29,532	15,000
Gain from Renegotiated Debt	-	(19,247)
Loss from Equity Transactions	-	48,106

Change in Operating Assets and Liabilities:
(Increase) Decrease in Cash from:
Accounts Receivable	(35,932)	(133,827)
Inventory	(5,816)	(173,992)
Prepaid Expenses	12,600	-
Deposits	-	(26,691)

Increase (Decrease) in Cash from:
Accounts Payable and Accrued Expenses	75,484	343,976
Deferred Compensation	47,457	69,098
Accrued and Withheld Payroll Taxes Payable	5,263	-
Accrued Interest	29,906	38,335
Deferred Revenue	(79,662)	83,495

Net Cash Used in Operating Activities	(356,534)	(48,271)

Cash Flows from Investing Activities:
Purchases of equipment	(1,948)	-

Net Cash Used in Investing Activities	(1,948)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	322,500	-
Principal payments on notes payable	(21,114)	(16,725)
Proceeds from Stockholders Loans	31,082	56,781

Net Cash Provided by Financing Activities	332,468	40,056

Decrease in Cash	(26,014)	(8,215)

Cash and Cash Equivalents at Beginning of Period	29,041	8,334

Cash and Cash Equivalents at End of Period	$3,027	$119

See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2012	2011
		"RESTATED"
Non Cash Investing and Financing Activities:

Notes payable paid down with common stock	$15,000	$36,500
Accrued interest paid with common stock	$75,000	-
Loans from stockholders repaid with common stock	$-	$6,500
Accounts payables paid with common stock	$28,500	$20,660
Deferred compensation paid with common and preferred stock	$151,839	-
Prepaid services paid with common stock	$285,000
Prepaid services paid with preferred stock	$118,125

Cash Paid For:
Interest	$247	$3,625

Income Taxes	$-	$-

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last-in-first-out method (LIFO).  As of September 30, 2012 and December 31, 2011, the Company’s inventory consisted of a number of assembled units as well as unassembled parts of product.

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

 Depreciation expense for the periods ended September 30, 2012 and 2011 amounted to $14,400 and $17,100, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. The Company's policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that is accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Financial Instruments

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2012 and 2011 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

2.           GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2012 and 2011, the Company incurred net losses of $596,016 and $492,247, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment. As a result of these conditions, there is substantial doubt about the Company's ability to continue as a going concern.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2012 and 2011, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  It also was able to reduce the per-unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Historically, the Company has financed its operations primarily through private financing; however, reduced sales revenue during 2012 and 2011 coupled with increases in expenses during 2012 and 2011 have had a negative impact on working capital.  It is management’s intention to finance operations during the remainder of 2012 primarily through increased product sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

As previously noted the Company is currently in default on a $50,000 loan to a stockholder and on a $116,000 loan  from another stockholder and it is also in default under the terms of its arrangement with CRA, Inc. in the amount of $36,588.

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

3.           NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards which are applicable to the Company.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4.           NOTES PAYABLE

Notes payable as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note payable was dated November 1, 2007 and the note matures and the principal is payable upon the demand from the lender.	$116,000	116,000

Lafayette Community Bank A term loan guaranteed by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	102,075	119,079

Stockholder Demand loan dated September 18, 2009 and payable with interest at 5% per month. As of July 1, 2012 the loan was amended to reduce interest to 0%. The loan is secured by the Company’s accounts receivable. The note payable was due and payable in full on December 17, 2009 so this debt is currently in default.	50,000	50,000

Chase Equipment loans to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum. During 2011 one truck was disposed of and the debt was reduced accordingly.	14,867	18,977

TOTAL	282,942	304,056

Less current portion	199,443	200,628
Non-current portion	$83,499	$103,428

Principal payments for the next five years ending September 30:

2013	$199,443
2014	31,736
2015	28,120
2016	23,643
Thereafter

TOTAL	$282,942

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.           INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of approximately 24 million as of December 31, 2011 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  Due to continuing losses from operations, the Company has assigned a full valuation allowance against its deferred tax assets.

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

Effective in 2010 the initial issuance of preferred of Series A Preferred can be converted into common stock in the ratio of 15:1.  During 2011 the Board of Directors authorized the issuance of an additional 1,400,000 shares of Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000 and also in payment of services in the amount of $34,000.   These additional shares can be converted to common stock in 2013. During 2012 the Board of Directors authorized an issuance of 1,000,000 shares of Series A Preferred Stock as payment for deferred compensation due to an officer in the amount of $43,338 and an additional 500,000 shares in payment of services in the amount of $118,125.  These additional shares can be converted to common stock in 2014. Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholder.

7.           OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a one-year non-cancellable operating lease which expires in December 2012.  The rent is $3,077 per month. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $35,159 and $36,823 for the periods ended September 30, 2012 and 2011, respectively.

8.           STOCK BASED COMPENSATION

During the periods ended September 30, 2012 and 2011 the Company issued stock in payment of services and debts as follows:

For the nine month period ended September 30, 2012, 14,250,000 shares of common stock and 500,000 shares of preferred stock were issued in payment of services in the amount of $403,125.  Three million shares of common stock were issued in payments of accounts payable amounting to $28,500.  1,839,000 shares of common stock plus 1,000,000 shares of preferred stock were issued in payment of deferred compensation in the amount of $151,839.  In addition 3,000,000 shares of common stock were issued in payment of loans in the amount of $15,000 and 1,000,000 shares of common stock were issued in payment of accrued interest in the amount of $75,000.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

9.           RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs.  The total balance due on unstructured loans from shareholders amount to $181,249 at September 30, 2012 and $165,167 at December 31, 2011.  Loans from stockholders made with repayment terms are described in Note 4 above.

During the nine month period ended September 30, 2012 the Company issued 1,839,000 shares of common stock and 1,000,000 shares of convertible preferred stock to its CEO in payment of $151,839 of accrued compensation.

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

During the year ended December 31, 2011 $38,788 was levied against the Company’s bank accounts as a result of a legal action brought to force collection of the balance.  The note holder’s contention was that stock sales had fallen well short of the balance due and thus he was due to be paid.  While the Company had a complaint that they had not been provided with any information regarding sales of stock,  management was unable to stave off the forced levy.  As a result of the levy the debt balance as of December 31, 2011 was reduced to $124,578.

VIEW SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

11.         JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system.  Under the terms of the arrangement, CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system.  The terms of the agreement provide that each party is to share equally in the profits.  As of December 31, 2011 the Company owed $106,366 to CRA, Inc.  During the nine months ended September 30, 2012 the Company paid $80,412 to CRA.  After including current year additions of $10,634 the Company owes CRA $36,588 as of the date of this report.  The Company is technically in default under the terms of the agreement because of late payments.

12.  RESTATEMENT

Due to an accounting error, the Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2011 to reflect a correction to an understatement of deferred income that results from allocating the revenue received under extended warranty arrangements over the life of the warranty.  Also, in the original filing revenue was overstated due to recognition of sales prior to the installation of the products.  In addition the Company is restating the September 30, 2011 consolidated financial statements due to the reclassification of common stock that was issued to a holder of a note payable.  The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs however after a further review of the legal documents it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. The Company’s summarized consolidated financial statement elements comparing the restated financial statement elements to those originally filed are as follows:

Consolidated Financial Statement Elements as of and for the nine months ended September 30, 2011

	Original	Restated	Change
Consolidated Balance Sheet:
Accounts receivable	374,028	212,276	(161,752)
Inventory	108,267	176,716	68,449
Total assets	1,483,571	1,390,268	(93,303)
Accounts payable	782,797	687,764	(95,033)
Stock settlement payable	0	163,366	163,366
Deferred revenue	0	241,765	241,765
Current liabilities	1,793,144	2,103,242	310,098
Total liabilities	1,822,865	2,132,963	310,098
Stock settlement in process	0	163,366	163,366
Accumulated Deficit
Beginning of period	(22,837,787)	(22,953,904)	(116,117)
End of period	(23,206,116)	(23,446,151)	(240,035)
Total stockholders’ deficit	(339,294)	(742,695)	(403,401)

Consolidated Statement of Operations:
Revenue	576,735	281,525	(295,210)
Cost of sales	198,023	114,254	(83,769)
Gross profit	378,712	167,271	(211,441)
Operating expenses	575,968	577,827	1,859
Net Operating income (loss)	(197,256)	(410,556)	(213,300)
Revenue sharing	(70,135)	0	70,135
Gain from renegotiated debt	0	19,247	19,247
Loss on equity transactions	0	(48,106)	(48,106)
Interest Expense	(100,938)	(52,832)	48,106
Net loss	(368,329)	(492,247)	(123,918)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2012 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We have been approached by certain entities that would make use of our public structure and/or our net tax loss carry-forward of approximately 24 million subject to certain limitations.  However, it is our intention to continue to execute our current business plan until such time, if ever, that we conclude that an acquisition or merger will lead to greater value for our principals and shareholders. We have not entered into definite agreements or decisions about any business combination opportunities.  However, we continue to explore potential merger and acquisition options.

Our strategy for the remainder of 2012 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

When possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock.  We have continued to issue restricted stock to consultants and employees when possible. We have not yet tapped the resources of our 2010 Equity Incentive Plan, but we have issued stock for services under our 2010 Service Provider Stock Compensation Plan. Reserved for equity issuances under the Equity Incentive Plan and the Service Provider Stock Compensation Plan are a total of 100,000,000 shares.

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

7.   Training and Service Programs

We offer support services for our products which include:

●	On site consulting/planning with customer architect and engineers;
●	Installation and technical support;
●	Training and "Train the Trainer" programs, and
●	Extended service agreements.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries.  These charts and discussions summarize our financial statements for the nine months ended September 30, 2012 and 2011 as amended (see note * below) and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for the year ended December 31, 2011.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine months ended September 30,
	2012	2011
		(Restated)
Revenues, net	$564,756	$281,525
Cost of sales	210,216	114,254
Gross profit	354,540	167,271
Total operating expenses	913,636	577,827
Loss from operations	(559,096)	(410,556)
Total other income (expense)	(36,920)	(81,691)
Net loss	$(596,016)	$(492,247)
Net loss per share	$(0.00)	$(0.00)

* We have restated our financial statements for the period ended September 30, 2011.  These statements are found in Amendment No. 1 to Form 10-Q for the period ending September 30, 2011. Please see our discussion of the effect of the restatement of our financial statements for the period ending September 30, 2011 in the notes to our financial statements.

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011.

Our net loss for the nine month period ended September 30, 2012 was ($596,016) compared to a net loss of ($492,247) during the nine month period ended September 30, 2011 (an increase in net loss of $103,769).  We generated revenues of $564,756 during the nine month period ended September 30, 2012 compared to $281,525 during the nine month period ended September 30, 2011. Revenue is considered earned when the product is shipped to the customer.  The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training.   Revenue recognition may be delayed for other reasons.  Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.  We have a back log because we do not hold unsold units in inventory. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products several months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

We have experienced an increase in sales of our products which resulted in increased revenues for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. We believe the increased revenue is the result of increased demand for security products in times of potential general unrest and increased awareness of our product.

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

Cost of goods sold increased during the nine month period ended September 30, 2012 to $210,216 from $114,254 incurred during the nine month period ended September 30, 2011, resulting in a gross profit of $354,540 for the nine month period ended September 30, 2012 compared to a gross profit of $167,271 for the nine month period ended September 30, 2011. During the nine month period ended September 30, 2012, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors.  The gross profit percentage, which is a measurement of gross profit as a percent of sales, increased during the nine month period ended September 30, 2012 as compared to the nine month period ended September 30, 2011.  This increase is attributable to increases in revenue generated from sources that do not require materials to be purchased.  Specifically rental income of $17,340 and income from repairs of $24,295 for the nine months ended September 30, 2012 is primarily attributed to the increase in the gross profit percent.

During the nine month period ended September 30, 2012, we incurred operating expenses of $913,636 compared to $577,827 incurred during the nine month period ended September 30, 2011 (an increase of $355,809). These operating expenses incurred during the nine month period ended September 30, 2012 consisted of: (i) business development of $276,553 (2011: $39,797); (ii) general and administrative of $245,276 (2011: $228,443); (iii) professional fees of $219,933 (2011: $105,010); and (iv) salaries and benefits of $171,874 (2011: $204,577).

Operating expenses incurred during the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 increased primarily due to the increase in business development expenses of $236,756, the increase in professional fees of $114,923 and the decrease in salary and benefits of $32,703. The increase in business development expense was due to an aggressive program to promote the company and the products which was funded through the issuance of common stock for services.  The increase in professional fees was due to necessary increases in accounting, auditing and legal fees to improve the quality and timeliness of financial reporting.  Decrease in salaries and benefits related primarily to a loss of personnel at a time when we increased our sales efforts.

Our net operating loss during the nine month period ended September 30, 2012 was ($559,016) compared to a net operating loss of ($410,556) during the nine month period ended September 30, 2011.

During the nine month period ended September 30, 2012, interest expense in the amount of ($36,920) (2011: ($52,832)) was incurred. The decrease in interest expense was due to a decrease in interest bearing notes payable.

After deducting interest expense we realized a net loss of ($596,016) for the nine month period ended September 30, 2012 compared to a net loss of ($492,247) for the nine month period ended September 30, 2011; whereas, in the nine months ended September 30, 2011 we also had a gain from renegotiated debt of $19,247 and a loss from equity transactions of ($48,106). The weighted average number of shares outstanding was 153,144,452 for the nine month period ended September 30, 2012 compared to 110,144,642 for the nine month period ended September 30, 2011.

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011.

Our net loss for the three month period ended September 30, 2012 was ($197,789) compared to a net loss of ($89,788) during the three month period ended September 30, 2011 (an increase in net loss of $108,001).  We generated net revenues of $209,775 during the three month period ended September 30, 2012 compared to $187,693 during the three month period ended September 30, 2011.

Cost of goods sold decreased during the three month period ended September 30, 2012 to $50,567 from $103,400 during the three month period ended September 30, 2011 resulting in a gross profit of $159,208 for the three month period ended September 30, 2012 compared to a gross profit of $84,293 for the three month period ended September 30, 2011. The gross profit percentage, which is a measurement of gross profit as a percent of sales, increased during the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011.  This increase is attributable to increases in revenue generated from sources that do not require materials to be purchased.  Specifically rental income of $15,150 and income from repairs of $22,845 for the three months ended September 30, 2012 is primarily attributed to the increase in the gross profit percent.

During the three month period ended September 30, 2012, we incurred operating expenses of $351,347 compared to $157,136, incurred during the three month period ended September 30, 2011. These operating expenses incurred during the three month period ended September 30, 2012 consisted of: (i) business development of $110,137 (2011: $8,954); (ii) general and administrative of $72,241 (2011: $82,383); (iii) professional fees of $110,764 (2011: $22,490); and (iv) salaries and benefits of $58,205 (2011: $43,309).

Operating expenses incurred during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2012 increased primarily due to increased business development expenses and increased professional fees.

Our net operating loss during the three month period ended September 30, 2012 was ($192,139) compared to a net operating loss of ($72,843) during the three month period ended September 30, 2011.

During the three month period ended September 30, 2012, interest expense in the amount of ($5,650) (2011: ($23,327)) in interest expense was incurred. The decrease in interest expense was due to a decrease in interest bearing notes payable.

After deducting interest expense we realized a net loss of ($197,789) for the three month period ended September 30, 2012 compared to a net loss of ($89,788) for the three month period ended September 30, 2011; whereas in the three months ended September 30, 2011 we also had a gain of renegotiated debt of $19,247 and a loss on equity transactions of ($12,865). The weighted average number of shares outstanding was 169,836,399 for the three month period ended September 30, 2012 compared to 130,583,246 for the three month period ended September 30, 2011.

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

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2012, we generated cash from revenues of $449,162, repaid $21,114 on notes payable, received an additional $31,082 of stockholder loans and received cash from the sale of common stock of $322,500. For the nine months ended September 30, 2011, we generated cash from revenues of $231,193, repaid $16,725 on notes payable, and received an additional $56,781 of stockholder loans.  Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses.  We will also continue to rely on the issuance of our common stock to pay for services and to debt when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for the nine months ended September 30, 2012, was ($596,016) as compared with a net loss of ($492,247) for the nine months ended September 30, 2011. Our net loss was largely offset by adjustments (such as compensation paid with common and preferred stock in the amount of $175,782, depreciation expenses and net changes in current assets and liabilities) which resulted in $356,534 net cash used in operating activities for the nine months ended September 30, 2012, as compared with $48,271 net cash used in operating activities for the nine months ended September 30, 2011. Our net cash used in investing activities for the nine months ended September 30, 2012 was $1,948, as compared with $0 net cash used in investing activities for the nine months ended September 30, 2011, which derived exclusively from purchases of equipment. For the nine months ended September 30, 2012, our net cash provided by financing activities was $332,468, as compared with $40,056 net cash provided by financing activities for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we had a net decrease in cash of $26,014, resulting in $3,027 cash on hand, as compared with a net decrease in cash of $8,215, resulting in $119 cash on hand for the nine months ended September 30, 2011.

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

Our total current liabilities decreased to $1,953,045 at September 30, 2012, compared to $2,115,039 at December 31, 2011.  Our current total liabilities at September 30, 2012 included accounts payable and accrued expenses of $595,983, deferred compensation of $122,971, accrued and withheld payroll taxes payable of $142,659, accrued interest of $42,746, accrued royalties of $225,000, loans from stockholders of $181,249, notes payable (short term) of $199,443, stock settlement payable of $124,578, and deferred revenue of $318,416.

As of September 30, 2012, our short and long term notes payable consist of the following:

●
We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000.  The holder of the note has been receiving interest payments irregularly in the form of cash and common stock.  The amount currently outstanding is $116,000, and the loan is in default.

●
We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $102,075.  Interest is payable monthly at 7.5% per annum and the loan is due during 2016.  The line of credit was used to purchase inventory and equipment for our fiber optics business.

●
We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $14,867.  Payments are $533 per month which includes interest at 5.34%.  The loan is for 60 months with the final payment due in July 2014.

●
We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000.  Interest has accrued at 5% per month since December 17, 2009. The loan is secured by the Company’s accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.

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

Termination of Pending Acquisition

In June 2012 we announced the pendency of an acquisition via asset purchase of Essential Security Group of Toledo, Ohio. In or about September 2012, during our due diligence inquiry, we determined not to go forward with the transaction as proposed.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $1,761,019 for 2011 and had a net loss of $555,145 at December 31, 2010.  We had a net loss of $596,016 for the nine months ended September 30, 2012. In addition, at September 30, 2012, the Company had an accumulated deficit of $25,310,939.  Our operating results for future periods will include significant expenses, including new product development expenses, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

The Company has a net loss of $555,145 for the nine months ended September 30, 2012 and net cash used in operation activities of $356,534 for the nine months ended September 30, 2012. Because the Company has not yet achieved or acquired sufficient operating capital and given these financial results along with the Company’s expected cash requirements in 2012, additional capital investment will be necessary to develop and sustain the Company’s operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months.

Our net loss for the nine months ending September 30, 2012 was $555,145 and our net loss for the nine months ending September 30, 2011, as restated, was $492,247. Our accumulated deficit was $25,310,939 at September 30, 2012. We are unable to fund our day-to-day operations through revenues alone and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. As a result we rely on private financing and issuances of stock to cover cash shortfalls.

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

We did not adequately implement certain internal controls, particularly with respect to revenue reporting, and made certain other accounting errors in our financial statements for the year ended December 31, 2010 and for the interim periods of March 31, 2011, June 30, 2011, and September 30, 2011.  Due to accounting errors, the Company has restated its financial statements as of and for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, and September 30, 2011  to reflect the correction of:  (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of  revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable.  As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. The Company had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, in our amended reports we restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

We frequently issue unregistered securities to finance our operations, and a majority of the securities issued are in the form of common stock.  The unregistered stock we issue constitute “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Nevertheless, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144, six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our Common Stock in the over-the-counter market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2012. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2012, we issued an aggregate of 10,750,000 shares of unregistered common stock and 500,000 Series A preferred shares as follows:

Common Shares

We issued:

1,500,000 restricted shares to Elizabeth Holmes, for promotional services, at a price per share of $0.02;
3,000,000 restricted shares to Jerry Miller, for marketing services, at a price per share of $0.02;
3,125,000 restricted shares to Jerry Robinson, for marketing services, at a price per share of $0.02;
1,000,000 restricted shares to Proactive Capital, for promotional services, at a price per share of $0.02;
1,000,000 restricted shares to Christian Steffey, in payment of accrued interest, at a price per share of $0.075;
625,000 restricted shares to John Piljer, for legal services, at a price per share of $0.02, and
500,000 restricted shares to Peter Taylor, for payment in cash, at a price per share of $0.02, and

Series A Preferred Shares

We issued 500,000 shares to John P. Holmes at $0.0158 per share in exchange for marketing services.

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

VIEW SYSTEMS, INC.

Date: November 9, 2012	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)