Form 10-K
period 2012-12-31
VIEW SYSTEMS INC
filed 2013-04-01
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[ ]YES [x] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]YES [x] NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] YES [ ] NO

Table of Contents	-1-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]YES [x] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer	[x]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] YES [x]NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2012 was $3,529,564.32.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 182,421,178 shares of common stock are outstanding as of March 28, 2013.

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

Table of Contents	-2-

Table of Contents	-3-

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

Table of Contents	-4-

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

Asset Purchase Agreement

On June 1, 2012, we entered into an asset purchase agreement (the "Asset Purchase Agreement"), with Essential Security Group of Toledo Ohio ("ESG"). In accordance with the terms and provisions of the Asset Purchase Agreement, we agreed to purchase all assets and liabilities of ESG for payment of 2,000,000 shares of our restricted common stock to ESG's two principal shareholders. One million shares were required to be issued at closing (500,000 shares each to John P. Rademaker and David Loyer), and the remaining 1,000,000 shares (500,000 shares each to Messrs. Rademaker and Loyer) were required to be issued upon ESG's attainment of certain performance goals. ESG is an installer of our ViewScan units.

On June 28, 2012, we executed an amendment to the Asset Purchase Agreement with ESG (the "Amendment to Asset Purchase Agreement"). In accordance with the terms and provisions of the Amendment to Asset Purchase Agreement, a floating closing date was imposed subject to completion of ESG's delivery of required pre-closing items and our completion of our due diligence inquiries. The Amendment to Asset Purchase Agreement further required ESG to obtain an audit of its financial statements and an audit opinion satisfactory to us.

In or about September 2012, during our due diligence inquiry, we determined not to go forward with the transaction as proposed. The 2,000,000 shares of common stock required to be issued by us were not issued.

PRODUCTS AND SERVICES

Our current principal products and services include:

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

Table of Contents	-5-

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

3D Facial Recognition Technology - Animetrics Inc.

On August 9, 2012, the Company entered into a partnership with Animetrics Inc. ("Animetrics"), a leading developer of advanced 3D facial recognition and identify management solutions (the "Animetrics Agreement"). In accordance with the terms and provisions of the Animetrics Agreement, the Company will integrate Animetrics' next-generation 3D facial recognition technology into its concealed weapons detection systems used for security screening at correctional facilities, stadiums, courthouses, schools and other public facilities. The Company's ViewScan Concealed Weapons Detector is a walk-through portal which uses advanced magnetics technology to accurately pinpoint threat objects on a visual image of the

Table of Contents	-6-

subject. The system is sensitive enough to locate items such as hidden razor blades and cellular phones but will ignore common objects such as coins, keys and belt buckles. The initial objective is to integrate Animetrics' facial identify management software, the FaceR identity management solution (FIMS) onto the Company's ViewScan, incorporating next generation facial recognition and investigative face biometric capabilities into the weapons detection and identification system. The Company also plans to utilize Animetrics' cloud-based FaceR FIMS and its suite of FaceR facial biometric identify and screening applications, including FaceR Mobile ID, FaceR Credential Me and ForensicaGPS across its entire portfolio of security and surveillance systems and applications.

The FIMS is deployed either via Web server or in a clod-based architecture system. Both configurations provide centralized and scalable management of highly distributed :one-to-many" identity searched in the field. FIMS utilized Animetrics' FACEngine biometric facial recognition technology that converts 2D images to accurate 3D geometrics for enhanced biometric templates. FIMS makes these 3D facial "signatures" for identification purposes available to credentialized users via any mobile or fixed digital device with internet connectivity. This powerful combination with the ViewScan delivers most advanced facial-recognition and comparison technology to personnel in the field providing accurate and fast results.

National Security Resources

On February 9, 2012, the Company entered into a partnership (the "Partnership") with National Security Resources, Inc., a facial recognition company ("National Security Resources"). In accordance with the Partnership, the Company and National Security Resources will work together to develop and deliver an integrated solution for a combined technology line. The Company intends to integrate National Security Resources' advanced "scan and match facial recognition" ability into the Company's concealed weapons detection ViewScan.

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

Table of Contents	-7-

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

Table of Contents	-8-

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

Table of Contents	-9-

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

Table of Contents	-10-

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

Backlog

Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project. We have a back log because we do not hold unsold units in inventory. As of December 31, 2012, we had a backlog of $257,000 of firm ViewScan purchase orders, which represents approximately 19 units awaiting manufacture. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products weeks or months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

MAJOR CUSTOMERS

On October 9, 2012, the Company was selected for installation of its enhanced and new ViewScan VS-1000 weapons detection and access control product for installation in seventeen Detroit Public Schools. The ViewScan VS-1000 was introduced at the annual ASIS Security Conference and Exposition in Philadelphia in 2011 and has been chosen by multiple companies to be used for access control. The first installations were made in the Detroit Public Schools in September 2011. To date, the Company has installed its ViewScan systems in the Bayview Electric ESS School, Wiltec Electronic Security Group, Fox Command Center, Detroit Police Department, Harper Woods School, Blueline and has rented equipment to Pinkerton and Harper Woods School. The improved WiewScan VS-1000 system senses the smallest reading without being affected by environmental disturbances and structural elements such as reinforced concrete and metal door frames. Unlike ordinary metal detectors, the ViewScan VS-1000 system can be placed directly next to each other and still function correctly. The ViewScan VS-1000 system was also used at the National Democratic Convention.

During 2011, the Company had 21 ViewScan systems ordered by correctional facilities and 60 units ordered by domestic schools and police departments. We also received purchase orders for a total of 12 ViewScan units from a customer in Bangladesh.

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

Table of Contents	-11-

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

RESEARCH AND DEVELOPMENT

We outsource improvements or changes when requested by customers and warranted financially. For the years ended December 31, 2012 and December 31, 2011, we have spent approximately $10,000 and $20,000, respectively, on research and development.

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

Table of Contents	-12-

audio portion of our surveillance systems may not record a person's conversation without his or her consent. Further, there are state and federal laws associated with recording video in non-public places.

Cost and effect of compliance with environmental laws

The Company has not determined any recognizable cost related to compliance with environmental laws.

EMPLOYEES

As of the date of this Annual Report, we employ approximately five persons, including one sales executive and three office personnel, which includes one customer service engineer. Two persons are part-time and we also contract with five independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

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

We have incurred losses for the past two fiscal years which consists of a net loss of $888,022 for 2012 and a net loss of $1,761,019 for 2011. In addition, we had an accumulated deficit of $25,602,945 at December 31, 2012, as compared with $24,714,923 at December 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

We had a net loss of $888,022 for the fiscal year ended December 31, 2012 and net cash used in operations of $262,599 for the fiscal year ended December 31, 2012. Because we have not yet achieved or acquired

Table of Contents	-13-

sufficient operating capital and given these financial results along with our expected cash requirements in 2013, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2012 and 2011 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2012 was $888,022 and our net loss for the year ended December 31, 2011 was $1,761,019. Our retained deficit was $25,602,945 at December 31, 2012. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2012. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2012, and December 31, 2011 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our sales channels. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $1 million through an offering of securities.

WE ARE CURRENTLY DEPENDENT ON THE EFFORTS OF RESELLERS FOR OUR CONTINUED GROWTH AND MUST EXPAND OUR SALES CHANNELS TO INCREASE OUR REVENUES AND FURTHER DEVELOP OUR BUSINESS PLANS. OUR FUTURE GROWTH AND PROFITABILITY MAY DEPEND UPON THE EFFECTIVENESS AND EFFICIENCY OF OUR MARKETING EXPENDITURES IN RECRUITING NEW CUSTOMERS.

We are in the process of developing and expanding our sales channels, but we expect overall sales to remain down as we develop these sales channels. We are actively recruiting additional resellers and dealers

Table of Contents	-14-

and have hired in-house sales personnel for regional and national sales. We must continue to find other methods of distribution to increase our sales. If we are unsuccessful in developing sales channels we may have to abandon our business plan.

Moreover, our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to: (i) create greater awareness of our ViewScan products and band name; (ii) identify the most effective and efficient level of spending in each market, media and specific media vehicle; (iii) determine the appropriate message and media mix for advertising, marketing and promotional expenditures; (iv) effectively manage marketing costs, including creative and media expense in order to generate and maintain acceptable costs; (v) generate leads for sales, including obtaining lists of businesses in a cost-effective manner; and (vi) drive traffic to our website.

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

WE MUST SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND MANAGE THE COSTS ASSOCIATED WITH PRODUCING SEVERAL PRODUCT LINES TO BE SUCCESSFUL. WE OPERATE IN A MARKET WHICH IS SUBJECT TO RAPID TECHNOLOGICAL AND OTHER CHANGES AND INCREASING COMPETITION COULD LEAD TO PRICING PRESSURES, REDUCED OPERATING MARGINS, LOSS OF MARKET SHARE AND INCREASED CAPITAL EXPENDITURES.

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

The markets for our ViewScan products is highly competitive and we expect increased competition in the future that could adversely affect our revenue and market share. Larger established companies with high brand recognition may develop products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their products and services and respond more quickly than we can to new technologies or changes. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND ANY MISUSE OF OUR INTELLECTUAL PROPERTY BY OTHRES COULD HARM OUR BUSINESS, REPUTATION AND COMPETITIVE POSITION.

Our trademarks, copyrights, trade secrets, trade dress and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences. Protection of trade secrets and other intellectual property rights in the markets in which we operate and

Table of Contents	-15-

compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, service revenue, reputation and competitive position could be materially adversely affected.

THE CONFIDENTIALITY, NON-DISCLOSURE AND OTHER AGREEMENTS WE USE TO PROTECT OUR PRODUCTS, TRADE SECRETS AND PROPRIETARY INFORMATION MAY PROVE UNENFORCEABLE OR INADEQUATE.

We protect our products, trade secrets and proprietary information, in part, by requiring all of our employees and consultants to enter into agreements providing for the maintenance of confidentiality. We also enter into non-disclosure agreements with our technical consultants to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.

WE HAVE NOT REGISTERED COPYRIGHTS FOR OUR VIEWSCAN PRODUCTS, WHICH MAY LIMIT OUR ABILITY TO ENFORCE THEM.

We have not registered our copyrights in all of our materials, website information, designs or other copyrightable works. The United States Copyright Act automatically protects all of our copyrightable works, but without registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. GUNTHER THAN, OUR CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

We are dependent on the services of Gunther Than, our Chief Executive Officer, and a member of our Board and our other executive officers and members of our senior management team. For example, the loss of Mr. Than could damage customer relations and could restrict our ability to raise additional working capital if and when needed. There can be no assurance that Mr. Than will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

Table of Contents	-16-

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE SKILLED EMPLOYEES NEEDED TO SUSTAIN AND GROW OUR BUSINESS.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company. Our success also depends largely on our ability to attract and retain highly qualified IT engineers and programmers, to train professionals and sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Currently, our directors and executive officers collectively hold approximately 28.6% of the voting power of our common and 69.9% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer's voting preferred stock, our directors and officers have the power to vote approximately 39.7% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this report. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

OUR OFFICER AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Some of our officers and directors serve only part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, AND OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED IF WE DO NOT ADEQUATELY ADDRESS THOSE WEAKNESSES OR IF WE HAVE OTHER MATERIAL WEAKNESSES OR SIGNIFICANT DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

We did not adequately implement certain internal controls, particularly with respect to revenue reporting, and made certain other accounting errors in our financial statements for the year ended December 31, 2010 and for the interim periods of March 31, 2011, June 30, 2011, and September 30, 2011. Due to accounting errors, we had to restate our financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating

Table of Contents	-17-

the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. We had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Although we have taken steps to correct our identified material weaknesses in our internal controls and have revised our interim financial disclosures for periods in 2011, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;
●	Market visibility for our common stock may be limited; and
●	A lack of visibility for our common stock may depress the market price for our shares.

Table of Contents	-18-

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the defense industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

Table of Contents	-19-

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

As of the date of this Annual Report, all of our common stock held by non-affiliates that was issued before December 31, 2012 and was either issued in a registered offer for sale or exchange or has been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as

Table of Contents	-20-

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year noncancellable operating lease, which expired in October 2008. This location serves as both our principal executive office and the manufacturing and assembly location for our proprietary products. We renewed the lease for one year commencing February 1, 2012 and expiring January 31, 2012. On October 15, 2012, we renewed the lease for a one year term starting January 1, 2013 and expiring December 31, 2012 for an annual rent of $37,320 payable in monthly installments of $3,110.00.

The base rent had been $3,047 per month with an annual rent escalator of 3%. Under the prior lease terms during fiscal year 2012, the monthly lease payment was $3,077. During fiscal year ended December 31, 2012, we paid an aggregate of $49,071 in rent expense.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol "VYST.OB" up to October 2008 and from October 17, 2008 under the symbol “VSYM.OB” and is traded over the counter.

Table of Contents	-21-

The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2012:	High	Low
Fourth Quarter	$0.04	$0.00
Third Quarter	$0.043	$0.00
Second Quarter	$0.043	$0.00
First Quarter	$0.03	$0.00

FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$0.012	$0.0011
Third Quarter	$0.0073	$0.0014
Second Quarter	$0.012	$0.005
First Quarter	$0.0155	$0.005

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of December 31, 2012, there were approximately 393 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,000,000	(1)	-	36,340,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	50,000,000		-	36,340,900

(1)	Represents shares reserved for the Company’s 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company’s 2010 Service Provider Stock Compensation Plan.

Table of Contents	-22-

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

Table of Contents	-23-

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

Table of Contents	-24-

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

Table of Contents	-25-

INFORMATION RELATING TO OUTSTANDING SHARES

As of March 29, 2013, there were 182,421,178 shares of our common stock issued and outstanding and 2,989,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 47,385,757 shares are owned by officers, directors and principal stock holders) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2012, we issued an aggregate of 39,241,778 shares of unregistered common stock and 1,400,000 Series A preferred shares as follows.

Common Stock

16,152,778 restricted shares were issued to ten investors at $0.018 to $0.020 per share for total proceeds of $322,500;

4,500,000 restricted shares to Jerry Miller for professional services rendered of which 1,500,000 shares were issued at a per share price of $0.0095 and 3,000,000 shares were issued at a per share price of $0.0200;

1,500,000 restricted shares to Timothy Moore for loan payable at a price per share of $0.0050;

1,500,000 restricted shares to William Gaskill for loan payable at a price per share of $0.0050;

6,500,000 restricted shares to John Holmes for professional promotional services rendered at a per share price of $0.0095 to $0.020;

1,500,000 restricted shares to Elizabeth Holmes for professional services rendered at a per share price of $0.0200;

3,125,000 restricted shares to Jerry Robinson for professional marketing services rendered at a per share price of $0.0200;

1,000,000 restricted shares to Proactive Capital for professional promotional services rendered at a per share price of $0.0200;

1,000,000 shares to Christian Steffey for payment of accrued interest at a per share price of $0.0750;

625 restricted shares to John Piljer for legal services rendered at a per share price of $0.0200; and

9,839,000 restricted shares to Gunther Than for payment of accrued executive compensation of which 1,839,000 shares were issued at a per share price of $0.0590 and 8,000,000 issuable shares at a per share price of $0.0200.

.

The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in private transactions, and all of the ten purchasers had an employment, professional, or vendor relationship with us such that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities All of the purchasers were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be

Table of Contents	-26-

re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. All of the purchasers understood the economic risk of an investment in our securities. Neither we nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

Series A Preferred Shares

We issued 1,000,000 shares to Gunther Than for payment of accrued executive compensation at a per share price of $0.0433.

We issued 1,500,000 to John Homes fror payment of services rendered at a per share price of $0.0158.

The preferred shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in a private transaction, and Messrs. Than and Holmes had a professional and/or executive officer relationship with us such that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their acquisition of our securities Messrs. Holmes and Than were aware that the shares of preferred stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. Messrs. Holmes and Than understood the economic risk of an investment in our securities. Neither we nor any person acting on our behalf offered or sold the securities by any form of general solicitation or general advertising.

USE OF PROCEEDS FROM REGISTERED SECURITIES

On October 7, 2010, we filed a registration statement with the U.S. Securities & Exchange Commission (“SEC”) on Form S-1 to register 50,000,000 shares of our common stock with the hope of raising up to $1 million in proceeds. The SEC file number of the registration statement is 333-169804. The Form S-1 was declared effective by the SEC on March 25, 2011. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock. The offering price for the Company’s shares registered in the offering is $0.02 per share for an aggregate offering price of $1 million. The registration statement also registered for resale 1,500,000 shares of restricted common stock issued to one of our consultants in exchange for forgiveness of debt. The consultant may re-offer the shares at market price. The aggregate offering price of the consultant’s shares at $0.02 per share is $30,000.

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

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

Table of Contents	-27-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products.

Our current product lines are related to visual surveillance, intrusion detection and physical security. In October 2012, we were selected for installation in seventeen Detroit public school our ViewScan VS-1000. As of the date of this Annual Report, we have installed thirty-seven. In February 2010 we introduced a new product that we call the MINI (Mobile Intelligent Network Informer). We have received multiple inquires about the need for such a device during 2008 and have invested engineering resources to create a working device. In the fall of 2009 we discovered a device in China that fit our specifications closely so we decided to enter the market with that device instead of continuing to spend our own engineering dollars. We commenced Internet sales efforts of the MINI as a distributor in February 2010. We had a net of seventeen sales in 2010. We have not had additional sales of this product, and we are not actively pursuing sales at this time.

During fiscal years ended December 31, 2012 and 2011, we received 22% and 65% of our product sales revenue for a single state municipal agency. If a significant decrease in this revenue occurs in subsequent years it could have a material effect on the financial statements.

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

Our strategy for 2013 for ViewScan will be to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows. When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

Table of Contents	-28-

common stock issuable under the 2010 Equity Incentive Plan and the 2010 Service Provider Stock Compensation Plan. A total of 100,000,000 shares are reserved for issuances under the two plans.

No Merger or Acquisition Pending in 2013

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

Having our registration statement declared effective proved to be only the first step in pursuit of restructuring our debts with the help of a registered securities offering. Two circumstances, which may be related, prevented our progress: (1) we have not secured a suitable investment banking relationship through which to underwrite all or part of the offering; and (2) our common stock traded in 2011 at share prices below the $0.02 per share fixed price of the offering, making it impossible to find public buyers for registered stock. We anticipate that we will have greater success in 2013 in selling stock registered in the offering because in our first quarter of 2012 we made our first sales of our registered shares. The registration statement by its terms expires on March 25, 2012.

Restatements of Financial Statements for December 31, 2010, and March 31, June 30, and September 30, 2011

In conjunction with our previously reported change of independent accountants, we engaged an outside consultant to perform a review of 100% of our 2011 revenue arrangements and to identify any misapplication of US GAAP with respect to those arrangements. As a result of this review, we determined to restate our financial statements as of and for the period ended December 31, 2010 to reflect a correction to an understatement of deferred income that resulted from allocating the revenue received under extended warranty arrangements over the life of the warranty. Also, we were correcting a revenue overstatement due to recognition of sales prior to the installation of our products. As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. In addition, we restated our December 31, 2010 financial statements due to the reclassification of common stock that was issued to a holder of a note payable. We had originally recorded the issuance of the stock as a payment in full for the note and related costs however after a further review of the legal documents it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we will revise management’s report on internal controls over financial reporting to conclude that our internal controls over financial reporting were not effective.

Table of Contents	-29-

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

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2012 and 2011 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2012	2011
Revenues, net	$850,456	$378,177
Cost of sales	420,543	158,973
Gross profit (loss)	429,913	219,204
Total operating expenses	1,296,925	907,006
Loss from operations	(867,012)	(687,802)
Total other income (expense)	(21,010)	(1,073,217)
Net loss	(888,022)	(1,761,019)
Net loss per share	$(0.01)	$(0.02)

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2012 and 2011.

	Dec. 31, 2012	Dec. 31, 2011
ViewScan/VFR	$661,465	$183,334
Warranty	104,603	121,614
Surveillance Package	-0-	3,625
Fiber-optic installation	28,730	-0-
Service, installation, training, etc	55,658	69,604
Total	$850,456	$378,177

Our sales backlog at December 31, 2012, was $257,000 and our backlog at December 31, 2011 was $220,000. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products weeks or months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

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

Table of Contents	-30-

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Our net loss for fiscal year ended December 31, 2012 was ($888,022) compared to a net loss of ($1,761,019) during fiscal year ended December 31, 2011 (a decrease in net loss of $872,997). We generated revenues of $850,456 during fiscal year ended December 31, 2012 compared to $378,177 during fiscal year ended December 31, 2011. Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. Revenue recognition may be delayed for other reasons. Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project. As discussed above, we have a back log because we hold unsold units in inventory. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products several months after receiving an order. The delay is caused by timing of the installation. However, we are attempting to shorten this lead time to several weeks.

We have experienced an increase in sales of our products which resulted in increased revenues for fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011. We believe the increased revenue is the result of recognition of deferred revenue and an increased demand for security products in times of potential general unrest and increased awareness of our product.

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

Cost of goods sold increased during fiscal year ended December 31, 2012 to $420,543 from $158,973 incurred during fiscal year ended December 31, 2011, resulting in a gross profit of $429,913 for fiscal year ended December 31, 2012 compared to a gross profit of $219,204 for fiscal year ended December 31, 2011. During fiscal year ended December 31, 2012, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warrenty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during fiscal year ended December 31, 2012 as compared to fiscal year ended December 31, 2011. This increase is attributable to increases in revenue generated from sources that do not require materials to be purchased. Specifically rental income of $17,340 and income from service and labor of $34,632 for fiscal year ended December 31, 2012 is primarily attributed to the increase in the gross profit percent.

During fiscal year ended December 31, 2012, we incurred operating expenses of $1,296,925 compared to $907,006 incurred during fiscal year ended December 31, 2011 (an increase of $389,919). These operating expenses incurred during fiscal year ended December 31, 2012 consisted of: (i) general and administrative of $361,393 (2011: $370,358); (ii) professional fees of $623,352 (2011: $281,930); (iii) salaries and benefits of $312,180 (2011: $247,483); and (iv) bad debt expense of $-0- (2011: $7,235).

During fiscal year ended December 31, 2012, our general and administrative expenses generally consisted of: (i) advertising and promotion of $5,523; (ii) advertising and promotion - trade shows of $5,285; (iii) bank service charges of $8,065; (iv) contractual temporary labor of $72,439; (v) filing and service fees of 47,868; (vi) insurance - auto of $8,161; (vii) liability insurance of $5,652; (viii) postage and delivery of

Table of Contents	-31-

$7,825; (ix) rent of $40,387; (x) supplies of $9,459; (xi) telephone of $15,203; (xii) T&M of $100,100; (xiii) utilities of $10,120; and (xiv) depreciation of $14,976.

During fiscal year ended December 31, 2012, our professional fees consisted of: (i) accounting fees of $162,079; (ii) engineering fees of $90,000; (iii) legal fees of $178,,083; and (iv) marketing and promotional fees of $193,190.

Operating expenses incurred during fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011 increased primarily due to the increase in professional fees of $341,422 and salaries and benefits of $64,697. The increase in professional fees was related to necessary increases in accounting, auditing and legal fees to improve the quality and timeliness of financial reporting. The increase in salaries and benefits related primarily to an increase in personnel at a time when we increased our sales efforts.

Our net operating loss during fiscal year ended December 31, 2012 was ($867,012) compared to a net operating loss of ($687,802) during fiscal year ended December 31, 2011.

During fiscal year ended December 31, 2012, interest expense in the amount of ($62,020) (2011: ($104,383) was incurred. The decrease in interest expense was due to a decrease in interest bearing notes payable. During fiscal year ended December 31, 2012, we also realized a gain of $41,010 (2011: ($83,601)) from re-negotiated debt. During fiscal year ended December 31, 2011, we realized a loss from impairment of ($885,233) compared to $-0- during fiscal year ended December 31, 2012. The loss from impairment related to the intellectual property, known as "The Gator", transferred and deed to us from The Fight Zone in lieu of repayment of a debt. However, during fiscal year ended December 31, 2011, it was determined that the value of the intellectual property was totally impaired primarily because the product was not completely ready for market and that management could not reasonable expect that there would be sales of "The Gator" in the near future. Therefore, this resulted in total other expense during fiscal year ended December 31, 2012 of ($21,010) compared to total other expense during fiscal year ended December 31, 2011 of ($1,073,217).

After deducting other expense, we realized a net loss of ($888,022) or ($0.01) for fiscal year ended December 31, 2012 compared to a net loss of ($1,761,019) or ($0.02) for fiscal year ended December 31, 2011. The weighted average number of shares outstanding was 157,505,068 for fiscal year ended December 31, 2012 compared to 114,385,592 for fiscal year ended December 31, 2011.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2012

As of December 31, 2012, our current assets were $399,983 and our current liabilities were $1,881,855, which resulted in a working capital deficit of $1,481,872. As of December 31, 2012, current assets were comprised of: (i) $107,181 in cash; (ii) $41,675 in accounts receivable (net of allowance for doubtful accounts of $-0-); (iii) $142,065 in inventory; and (iv) $109,062 in prepaid expenses. As of December 31, 2012, current liabilities were comprised of: (i) $681,197 in accounts payable and accrued expenses; (ii) $28,102 in deferred compensation; (iii) $155,886 in accrued and withheld payroll taxes payable; (iv) $54,885 in accrued interest payable; (v) $$225,000 in accrued royalties payable; (vi) $$199,173 in loans from stockholders; (vii) $197,058 in notes payable; (viii) $124,578 in stock settlement payable; and (ix) deferred revenue of $215,976.

As of December 31, 2012, our total assets were $446,271 comprised of: (i) $399,983 in current assets; (ii) property and equipment (net) of $16,150; (iii) $27,266 in prepaid expenses (non-current portion); and (iv) $2,872 in deposits. The increase in total assets during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in cash and prepaid expenses.

As of December 31, 2012, our total liabilities were $1,958,086 comprised of: (i) $1,881,855 in current liabilities; and (ii) $76,231 in long term portion of notes payable. The decrease in liabilities during fiscal

Table of Contents	-32-

year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the decrease in deferred compensation and in deferred revenue.

Stockholders’ deficit decreased from ($1,886,757) for fiscal year ended December 31, 2011 to ($1,511,815) for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used in operating activities was $262,599 compared to $20,580 for fiscal year ended December 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $888,022 (2011: $1,761,019), which was partially adjusted by: (i) $479,396 (2011: $155,065) in common stock issued for services; (ii) $44,297 (2011: $-0-) in preferred stock issued for services; (iii) $14,978 (2011: $124,219) in depreciation and amortization; (iv) a gain of ($41,010) (2011: $83,601) from re-negotiated debt; (v) $15,000 in interest expense paid with stock; (v) $-0- (2011: $7,235 in bad debt expense; and (vi) $-0- (2011: $885,233) in loss from impairment.

Net cash flows used in operating activities was further changed by: (i) $36,547 (2011: ($7,008)) in accounts receivable; (ii) $19,284 (2011: ($158,625)) in inventories; (iii) $29,100 (2012: ($29,100) in pre-paid expenses; (iv) $211,811 (2011: $262,283) in accounts payable and accrued expenses; (v) $47,412 (2011: $75,514) in deferred compensation; (vi) $18,490 (2012: $61,075) in payroll taxes accrued and withheld; (vii) $27,045 (2011: $41,477) in accrued interest; and (viii) ($182,102) (2012: ($239,808)) in deferred revenue.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2012 and December 31, 2011, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2012, net cash flows provided from financing activities was $340,739 compared to $41,287 for fiscal year ended December 31, 2011. Cash flows from financing activities for the fiscal year ended December 31, 2012 consisted of: (i) $322,500 (2012: $-0-) in proceeds from sales of common stock; (ii) $49,006 (2011: $108,206) in loans received from stockholders; Cash flows from financing activities for fiscal year ended December 31, 2011 was reduced by: (i) loans paid under term loan in the amount of $21,894 (2012: $22,963): (ii) principal reductions on equipment notes payable of $8,873 (2012: $5,168); and (iii) payments on stock settlement in process of $-0- (2011: $38,788). .

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $888,022 at December 31, 2012. We had insufficient funds to deliver our backlog in the last half of 2012 through the present. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For fiscal year ended December 31, 2012, we generated cash from revenues of $429,912, repaid $21,894 on notes payable, received an additional $49,006 of stockholder loans and received cash from the sale of common stock of $322,500. For fiscal year ended December 31, 2011, we generated cash from revenues of $219,204 and repaid $22,963 on notes payable. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. We will also continue to rely on the issuance of our common stock to pay for services and to debt

Table of Contents	-33-

when cash is unavailable. Management anticipates that we will continue to issue shares for services in the short term.

Our net loss for fiscal year ended December 31, 2012 was $888,022 as compared with a net loss of $1,761,019 for fiscal year ended December 31, 2011. Our net loss was largely offset by adjustments (such as compensation paid with common and preferred stock in the amount of $286,797, depreciation expenses and net changes in current assets and liabilities, which resulted in $262,599 net cash used in operating activities for fiscal year ended December 31, 2012 as compared with $20,580 net cash used in operating activities for fiscal year ended December 31, 2011. For fiscal year ended December 31, 2012, our net cash provided by financing activities was $340,739 as compared with $41,287 net cash provided by financing activities for fiscal year ended December 31, 2011. For fiscal year ended December 31, 2012, we had $107,181 in cash as compared with $29,041 in cash on hand for fiscal year ended December 31, 2011.

Management intends to finance our 2013 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to increase but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2013 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2012, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2013. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. We renewed the lease for one year commencing February 1, 2013 and expiring December 31, 2013. The base rent had been $3,047 per month with an annual rent escalator of 3%. Under the current renewal the monthly lease payment is $3,077.

Our total current liabilities decreased to $1,881,855 at fiscal year ended December 31, 2012 compared to $2,115,039 at December 31, 2011. Our current total liabilities at December 31, 2012 included accounts payable and accrued expenses of $681,197, deferred compensation of $28,102, accrued and withheld payroll taxes payable of $155,880 accrued interest of $454,885, accrued royalties of $225,000, loans from

Table of Contents	-34-

stockholders of $199,173, notes payable (short term) of $197,058, stock settlement payable of $124,578, and deferred revenue of $215,976.

As of December 31, 2012, our short and long term notes payable consist of the following:

●	We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000. The holder of the note has been receiving interest payments irregularly in the form of cash and common stock. The amount currently outstanding is $116,000, and the loan is in default.
●	We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $97,185. Interest is payable monthly at 7.5% per annum and the loan is due during 2016. The line of credit was used to purchase inventory and equipment for our fiber optics business.
●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $10,104. Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We have three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer. However, the customer can also self-install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Restatements of Financial Statements for December 31, 2010, and March 31, June 30, and September 30, 2011

Table of Contents	-35-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Table of Contents	-36-

Reports of Independent Registered Public Accounting Firms

Table of Contents	-37-

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
	2012	2011

ASSETS
Current Assets
Cash	$107,181	$29,041
Accounts Receivable (Net of Allowance for Doubtful Accounts of $0 for 2012 and $5,450 for 2011)	41,675	78,222
Inventory	142,065	161,349
Prepaid Expenses	109,062	29,100
Total Current Assets	399,983	297,712
Property and Equipment (Net)	16,150	31,126

Other Assets
Prepaid Expenses (non-current portion)	27,266	—
Deposits	2,872	2,872
Total Other Assets	30,138	2,872
Total Assets	$446,271	$331,710

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$681,197	$548,999
Deferred Compensation	28,102	227,353
Accrued and Withheld Payroll Taxes Payable	155,886	137,396
Accrued Interest Payable	54,885	87,840
Accrued Royalties Payable	225,000	225,000
Loans from Stockholders	199,173	165,167
Notes Payable	197,058	200,628
Stock Settlement Payable	124,578	124,578
Deferred Revenue	215,976	398,078
Total Current Liabilities	1,881,855	2,115,039

Long-Term Liabilities
Long-Term Portion of Notes Payable	76,231	103,428
Total Liabilities	1,958,086	2,218,467

Stockholders' Deficit
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value,
Issued and Outstanding 2,989,647	29,896	—
Issued and Outstanding 1,489,647	—	14,896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value,
Issued and Outstanding 170,421,178	170,421	—
Issued and Outstanding 131,179,400	—	131,179
Stock Settlement in Process	(124,578)	(124,578)
Common stock issuable (12,000,000 shares)	267,000	—
Additional Paid in Capital	23,748,391	22,806,669
Accumulated Deficit	(25,602,945)	(24,714,923)
Total Stockholders' Deficit	(1,511,815)	(1,886,757)
Total Liabilities and Stockholders' Deficit	$446,271	$331,710

Table of Contents	-38-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Revenues
Products sales and installation	$745,852	$256,563
Revenue from extended warranties	104,604	121,614

Total revenue	850,456	378,177
Cost of Sales	420,543	158,973

Gross Profit	429,913	219,204

Operating Expenses
General and Administrative	361,393	370,358
Professional Fees	623,352	281,930
Bad Debt Expense	—	7,235
Salaries and Benefits	312,180	247,483

Total Operating Expenses	1,296,925	907,006

Loss from Operations	(867,012)	(687,802)

Other Income (Expense)
Gain (Loss) from on Renegotiated Debt	41,010	(83,601)
Loss from Impairment	—	(885,233)
Interest Expense	(62,020)	(104,383)

Total Other Income (Expense)	(21,010)	(1,073,217)

Net Loss	$(888,022)	$(1,761,019)

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding (Basic and Diluted)	157,505,068	114,385,592

Table of Contents	-39-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)

	Preferred		Common
	Shares	Amount	Shares	Amount	Stock Issuable	Treasury Stock	Stock Settlement in Process - Note 13	Additional Paid-in Capital	Retained Earnings (Deficit)
									"RESTATED"
Balance, December 31, 2010	89,647	$896	97,410,189	$97,410	$-	$-	$(163,366)	$22,538,400	$(22,953,904)

Common stock issed in payment of accounts payable, notes payable and interest	-	-	35,769,211	35,769	-	-	-	215,557	-

Preferred stock issued for services, notes and loans payable and accrued interest	1,400,000	14,000	-	-	-	-	-	101,500	-

Shares returned and cancelled in conjunction with an acquisition that was reversed	-	-	(2,000,000)	(2,000)	-	-	-	(10,000)	-

Pay down stock settlement in process	-	-	-	-	-	-	38,788	(38,788)	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(1,761,019)

Balance, December 31, 2011	1,489,647	14,896	131,179,400	131,179	-	-	(124,578)	22,806,669	(24,714,923)

Common stock issued for cash	-	-	16,152,778	16,153	-	-	-	306,347	-

Common stock issued in payment of services, accounts payable, deferred compensation and accrued interest	-	-	23,089,000	23,089	-	-	-	488,912	-

Preferred shares issed in payment of services and accounts payable	1,500,000	15,000	-	-	-	-	-	146,463	-

Common stock issuable (12,000,000 shares)	-	-	-	-	267,000	-	-	-	-

Net loss for the period ended December 31, 2012	-	-	-	-	-	-	-	-	(888,022)

Balance, December 31, 2012	2,989,647	$29,896	170,421,178	$170,421	$267,000	$-	$(124,578)	$23,748,391	$(25,602,945)

Table of Contents	-40-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(888,022)	$(1,761,019)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operations:
Depreciation & Amortization	14,976	124,219
Common Stock Issued for Services and Compensation	479,396	155,065
Preferred Stock Issued for Services and Compensation	44,297
Bad Debt Expense	—	7,235
(Gain) Loss from Renegotiated Debt	(41,010)	83,601
Interest Expense Paid with Stock	15,000	—
(Gain) from Dispositions of Assets	—	(338)
Loss from Impairment	—	885,233
Change in Operating Assets and Liabilities:
(Increase) Decrease in Cash from:
Accounts Receivable	36,547	(7,008)
Inventories	19,284	(158,625)
Prepaid Expenses	29,100	(29,100)

Increase (Decrease) in Cash from:	—
Accounts Payable and Accrued Expenses	211,811	262,283
Deferred Compensation	(47,411)	75,514
Payroll Taxes Accrued and Withheld	18,490	61,075
Accrued Interest	27,045	41,477
Deferred Revenue	(182,102)	239,808
Net Cash Used in Operating Activities	(262,599)	(20,580)

Cash Flows from Financing Activities:
Proceeds from sales of common stock	322,500	—
Proceeds from Stockholders Loans	49,006	108,206
Term Loan Repayments	(21,894)	(22,963)
Payments on Stock Settlement in Process	—	(38,788)
Principal Reductions on Equipment Notes Payable	(8,873)	(5,168)

Net Cash Provided by Financing Activities	340,739	41,287

Increase in Cash	78,140	20,707

Cash at Beginning of Period	29,041	8,334

Cash at End of Period	$107,181	$29,041

Table of Contents	-41-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2012	2011

Cash Paid For:
Interest	$680	$3,625

Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Notes payable paid down with common stock	$—	$37,000
Accrued interest paid with common stock	$60,000	—
Loans from stockholders paid with common stock	$15,000	$70,500
Accounts payable and accrued expense paid with common stock	$137,001	$20,660
Note payable paid with return of vehicle	$—	$15,728
Deferred compensation paid with common stock	$43,338	—
Prepaid services paid with common stock	$285,000	—
Prepaid services paid with preferred stock	$118,125	—
Accounts payable paid with issuable stock	$10,104	—

Table of Contents	-42-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc. and FibreXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Table of Contents	-43-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). As of December 31, 2012 and 2011 the Company’s inventory consisted of a number of assembled units as well as unassembled parts of product. .

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

Equipment 5-7 years

Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2012 and 2011 amounted to $14,976 and $19,259, respectively.

Table of Contents	-44-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The valuation of the intellectual property in total consists of the cost of acquiring Milestone, that is, the difference of the cost paid for the entity vs. the value of the underlying assets and liabilities which was originally determined to be $1,626,854. The cost was being amortized on a straight line basis over the remaining useful lives of the underlying patents, which at the date of the purchase was 15.5 years. Amortization expense for the periods ended December 31, 2012 and 2011 was $0 and $104,960, respectively. The intellectual property was also analyzed to determine if any impairment existed at December 31, 2011. As of December 31, 2011 it was determined that the asset was totally impaired which resulted in the recognition of an impairment loss of the unamortized balance of $682,226.

Income Taxes

Income taxes are recorded under the assets and liabilities method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. the company policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended December 31, 2012 and 2011 were $10,808 and $4,254, respectively.

Table of Contents	-45-

 VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 “ Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

Financial Instruments

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2012 and 2011 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2012

Loss from operations which is the amount
that is available to common stockholders	$(888,022)	157,505,608	$(0.01)

Year ended December 31, 2011

Loss from operations which is the amount
that is available to common stockholders	$(1,761,019)	114,385,592	$(0.02)

Table of Contents	-46-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended December 31, 2012 and 2011, the Company incurred net losses of $888,022 and $1,761,019, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing; however, increases in sales revenue during 2012 made contributions to working capital. It is management’s intention to finance operations during the remainder of 2013 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

As previously noted the Company is currently in default on a $50,000 loan to a stockholder and it is also in default under the terms of its arrangement with CRA, Inc. in the estimated amount of $63,561.

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

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	-47-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

3.	NEW ACCOUNTING PRONOUNCEMENTS

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

Table of Contents	-48-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

5.	NOTES PAYABLE

Notes payable as of December 31, 2012 and December 31, 2011 consists of the following:

	2012	2011

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007 and the note matures and the principal is payable upon the demand of the lender.	116,000	116,000

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 7.5% per annum.	97,185	119,079

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 so this debt is currently in default	50,000	50,000

Chase Equipment loans to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum. During 2011 one truck was disposed of and the debt was reduced accordingly.	10,104	18,977
TOTAL	$273,289	$304,056

Less current portion	197,058	200,628

Non-current portion	$76,231	$103,428

Principal payments for the next five years:

2013	197,058
2014	31,103
2015	29,098
2016	16,030
Thereafter	0

TOTAL	$273,289

Table of Contents	-49-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6.	INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $24,961,000 as of December 31, 2012 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018.

The components of the net deferred tax asset as of December 31, 2012 are as follows:
Effect of net operating loss carry forward	$10,484,000
Less evaluation allowance	(10,484,000)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Year ended
	December 31,	December 31,
	2012	2011
Net loss per financial statements which approximates
net loss per income tax returns	$(888,022)	$(1,761,019)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(372,969)	(739,628)
Less valuation allowance	372,969	739,628

Net income tax expense (benefit)	$-	$-

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

Due to continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

Table of Contents	-50-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7.	CONVERTIBLE PREFERRED STOCK

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

During 2012 the Board of Directors authorized the issuance of an additional 1,500,000 shares of Series A Preferred Stock in payment of deferred compensation and current compensation in the amount of $161,463.

8.	OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2013. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $45,941 and $49,071 for the periods ended December 31, 2012 and 2011, respectively.

Table of Contents	-51-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

9.	STOCK BASED COMPENSATION

During the periods ended December 31, 2012 and 2011 the Company granted restricted stock to independent contractors and consultants for payment of services.

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

During 2012 and 2011, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2012 14,250,000 shares of common stock were issued for $285,000 of expenses and prepaid expenses.

For the year ended December 31, 2012 1, 500,000 shares of preferred stock were issued for $161,463 of expenses and liabilities.

For the year ended December 31, 2011 5,000,000 shares of common stock were issued for which $30,000 of expenses were recognized

For the year ended December 31, 2011 500,000 shares of preferred stock were issued for which $33,000 of expenses were recognized.

In addition, shares of common stock were also issued in 2012 in payment of accounts payable amounting to $28,500, in payment of accrued compensation of $108,501, in payment of notes payable of $15,000 and accrued interest of $75,000..

In addition, shares of common stock were also issued in 2011 in payment of accounts payable amounting to $20,660 and in payment of notes payable of $43,500, including interest.

Independent contractors and consultants’ expense was based on the estimated value of services rendered or the value of the common stock issued, if more reliably determined.

Table of Contents	-52-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The total additions to loans from stockholders with unstructured payment plans amounted to $93,206 during 2011 and $34,006 during the year ended December 31, 2012. The total balance due on unstructured loans from shareholders amount to $199,173 at December 31, 2012 and $150,167 at December 31, 2011. Loans from stockholders made with repayment terms are described in Note 5 above.

During the year ended December 31, 2012 the Company’s Chief Executive Officer was issued 1,000,000 shares of convertible preferred stock as a payment for compensation accrued during 2012 and 2011 in the amount of $43,338. He was also issued 1,839,000 shares of common stock as a payment for compensation accrued during 2011 and 2012 in the amount of $108,501. In addition, in December 2012 the Board of Directors authorized the issuance of 8,000,000 shares of common stock to the Chief Executive Officer as payment for compensation accrued during 2011 and 2012 in the amount of $160,000. These shares were issued subsequent to December 31, 2012 and are reflected on the financial statements as issuable common stock.

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

Table of Contents	-53-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

12.	LOSS FROM IMPAIRMENT

The Company realized impairment losses during the year ended December 31, 2011 as follows:

Intellectual property-licenses	$682,226
Intellectual property-The Gator	147,507
Investment in Visisys Technology	55,500
$885,233

13.	ISSUABLE COMMON STOCK

During December 2012 the Board of Directors authorized the issuance of 12,000,000 shares of common stock in payment of services in the amount of $267,000. The certificates were issued subsequent to December 31, 2012.

14.	JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system. Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system. The terms of the agreement provide that each party is to share equally in the profits. As of December 31, 2011 the Company owed $106,366 to CRA, Inc. which included reimbursements for materials and for CRA’s share of the profit in the amount of $27,345. As of December 31, 2012 the Company has estimated that it owes CRA $63,561 which is CRA’s share on the profit is reflected on the financial statements as a component of cost of sales. However, since the project is not completed as of December 31, 2012 the ultimate calculation of profit cannot be made until the job is considered completed. The Company is technically in default under the terms of the agreement because of late payments.

15.	CONCENTRATIONS

During the years ended December 31, 2012 and 2011 the Company received 22% and 65% of its product sales revenue for a single state municipal agency. If a significant decrease in this revenue occurs in subsequent years it could have a material effect on the financial statements.

Table of Contents	-54-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

STEGMAN & COMPANY

On June 21, 2012, Seale and Beers, CPAs, LLC was dismissed as our independent accountant. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Seale and Beers, CPAs, LLC was initially engaged on March 30, 2012 to serve as our independent accountant for the year ended December 31, 2011. Seale & Beers, CPAs, LLC was dismissed as our independent accountant prior to completing its audit of our financial statements for the year ended December 31, 2011 and prior to rendering an opinion on such financial statements for such period. In connection with its audit of financial statements for the year ended December 31, 2011, there have been no disagreements with Seale & Beers, CPAs, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Seale & Beers, CPAs, LLC would have caused it to make reference thereto in its report on the financial statements, except as discussed in (iii) below.

Since our engagement of Seale & Beers, CPAs, LLC on March 30, 2012 and through the date of the Current Report, there have been certain reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K, as follows. During the course of the audit of our 2011 financial statements, Seale & Beers, CPAs, LLC recommended that we record several adjustments to our financial statements to properly apply accounting principles generally accepted in the United States (“U.S. GAAP”) to several of our 2011 transactions, that if not recorded would have prevented Seale & Beers, CPAs, LLC from rendering an unqualified audit report on our financial statements. We agreed with all of those recommendations and have recorded such recommended adjustments.

Additionally, during the course of the audit of our 2011 financial statements, Seale & Beers, CPAs, LLC recommended that we perform an internal review of 100% of our 2011 revenue transactions to ensure that revenue was recognized pursuant to our internal accounting policies and accounting principles generally accepted in the United States (“U.S. GAAP”), that if not performed would have prevented Seale & Beers, CPAs, LLC from rendering an unqualified audit report on our financial statements. Additionally, Seale & Beers, CPAs, LLC had advised us of the need to expand significantly the scope of the audit as it relates to revenue recognition, that if further investigated, may impact the fairness of our 2011 interim and annual financial statements.

As a result of Seale & Beers, CPAs, LLC’s recommendations with respect to revenue recognition, we engaged an outside consultant located in Bethesda, Maryland (close to our operations) to perform a review of 100% of our 2011 revenue arrangements and to identify any misapplication of US GAAP with respect to those arrangements. During the course of this review, we determined that our revenue arrangements (and the accounting for those arrangements) are more complicated than we previously thought and require greater auditing resources to attest in a timely manner. As a result of these complexities, we determined it necessary to engage an independent accountant that is located close to our operations in Baltimore, Maryland, and therefore is more readily accessible to us than is Seale & Beers, CPAs, LLC. Accordingly, our Board of Directors determined to engage Stegman & Company, as our principal independent accountant.

Table of Contents	-55-

Seale & Beers, CPAs, LLC has advised us that its audit procedures, especially those with respect to revenue recognition, have not been resolved to Seale & Beers, CPAs, LLC’s satisfaction prior to its dismissal. We requested that Seale & Beers, CPAs, LLC furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was s filed as Exhibit 16.1 to the Form 8-K.

On June 22, 2012, we engaged Stegman & Company as our new registered independent public accounting firm. Stegman & Company is headquartered in Baltimore, Maryland and has 12 partners and 25 staff members (as reported by the Public Company Accounting Oversight Board in its public report on Stegman & Company dated May 27, 2010). During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Stegman & Company regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

This decision to engage Stegman & Company was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants.

SEALE AND BEERS, CPAs, LLC

On March 18, 2012, Robert L. White & Associates, Inc. was dismissed as our certifying accountant. On March 30, 2012, we engaged Seale and Bears, CPAs, LLC, as our principal independent accountant. This decision to engage Seale and Bears, CPAs, LLC, was ratified by the majority approval of our full Board of Directors. Robert L. White & Associates, Inc.’s accountant’s report on the financial statements for the years ended December 31, 2009 and 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were its reports qualified or modified as to uncertainty, audit scope, or accounting principles, but with the exception that, in its reports on our financial statements for the years ended December 31, 2009 and December 31, 2010, Robert L. White & Associates, Inc. reported that our financial statements have been prepared assuming that we will continue as a going concern. As the certifying accountant’s opinion pertained to the years ended December 31, 2009 and 2010, the reason for this opinion was that we had an accumulated deficit of $22,953,904 at December 31, 2010. Additionally, for the year ended December 31, 2010, we had a net loss of $555,145. In the opinion of Robert L. White & Associates, Inc., these conditions raise substantial doubt about our ability to continue as a going concern. Because we have no standing audit committee our full Board of Directors participated in and approved the decision to change independent accountants.

In connection with its review of financial statements through April 10, 2012, there have been no disagreements with Robert L. White & Associates, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Robert L. White & Associates, Inc. would have caused it to make reference thereto in its report on the financial statements. During the two most recent audit periods and the interim period up to April 10, 2012, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K. We requested that Robert L. White & Associates, Inc. furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Form 8-K.

On March 30, 2012, we engaged Seale and Bears, CPAs, LLC as our new registered independent public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, we had not consulted Seale and Bears, CPAs, LLC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a

Table of Contents	-56-

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting was not effective.

On July 30, 2012, our management concluded that it was necessary to correct a revenue recognition error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors uncovered in the audit of our financial statements for the year ended December 31, 2011, we have restated our financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of

Table of Contents	-57-

common stock that was issued to the holder of a note payable. We have taken steps to correct the error in financial reporting and has revised its interim financial disclosures for periods after December 31, 2010. In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q filed for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

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

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2013 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	65	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	57	Corp. Secretary and Director	1999

Martin Maassen	70	Director	1999

Reid Miles	51	Director	2013

Table of Contents	-58-

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

Reid R. Miles. Mr. Miles has over twenty years of experience in investment management and operational management. He has been active as a professional investor for over sixteen years during which he has invested in over thirty direct investments and managed numerous fund investments. Since 2005, Mr. Miles has been the founder and chief executive officer of Miles Howland & Co. LLC, a New York based investment management firm focused on the management of alternative asset investments. Prior to founding Miles Howland & Co LLC, from approximately 2001 through 2005, Mr. Miles was a managing director and partner of BV Group Ventures LLC. BV Group Ventures LLC is a diversified international investment management firm. From approximately 1996 through 2001, Mr. Miles was a founding partner and managing director at Blue Water Capital LLC, a venture capital firm. In addition to being an experienced investor, Mr. Miles is a proven business entrepreneur, manager and executive. He is currently a director of the following companies: CreditSights (www.creditsights.com) an independent research firm focused on global credit markets and Tachyon Networks (www.tachyon.com) a developer of satellite broadband communications solutions.

Mr. Miles graduated with honors from Claremont McKenna College in 1984. He also completed a management training program at IBM Corporation in 1986.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The board of directors has established an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Table of Contents	-59-

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2012 and 2011. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Likewise, the cash value of Messrs. Michael Burton-Prateley’s and William Paul Price’s respective compensation was determined in negotiations with Mr. Than that were ratified by Drs. Maassen and Bagnoli. The Company’s limited revenues have prevented its executive, Mr.

Table of Contents	-60-

Than, from receiving payment in cash for compensation for services. Mr. Than accrued $120,000 in salary for 2012 and 2011.

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2012:

Name	Salary	Position

Gunther Than†	$0	As Chairman of the Board, Director
	$0	As Chief Executive Officer and Treasurer

Martin Maassen	$0	As Director

Michael Bagnoli	$0	As Director
	$0	As Secretary

† Mr. Than is reimbursed for his motor vehicle fuel expense. Mr. Than earns an executive salary of $150,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than†	2012	$120,000	$30,000	$						$150,000
(Principal Chief Executive Officer, President and Director)	2011	120,000			0					120,000

Michael Bagnoli	2012	0								0
(Secretary and Director)	2011	0								0

Martin Maassen	2012	0								0
(Director)	2011	0								0

William Paul Price	2012	-0-								-0-
(Vice President of Network Services and Director) †† (1)	2011	6,000								6,000

† During fiscal year ended December 31, 2012, we paid an aggregate of $355,563 to Mr. Than as executive compensation as follows: (i) cash in the amount of $87,412; (ii) issuance of 1,839,000 shares of common stock on April 26, 2012 valued at $108,151; (iii) issuance of 1,000,000 shares of Series A preferred stock on April 26, 2012 valued at $43,338; and (iv) issuance of 8,000,000 shares of common

Table of Contents	-61-

stock on December 26, 2012 valued at $160,000. Mr. Than also receives reimbursement of motor fuel expense.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Than is our only executive officer and he has a written employment agreement. Mr. Than’s current employment agreement was ratified as of December 1, 2009. Mr. Than’s salary has been accrued as has his entitlement to partial compensation in common stock.

The following is a summary of the pertinent parts of Mr. Than’s Employment Agreement:

●	We will pay Mr. Than a base salary of $10,000.00 per month, subject to increase, but not decrease (unless the parties mutually agree), as determined by our Board of Directors or by a committee of our Board of Directors;
●	Mr. Than shall also be entitled to an incentive bonus, to be determined by the Board of Directors, as well as Options to purchase our common stock;
●	Mr. Than shall also be entitled to per annum payment of at least 600,000 shares of common stock in exchange for the non-compete provision included in the Employment Agreement;
●	In the event of the involuntary termination of Mr. Than’s service with us, without cause, the Agreement provides that Mr. Than shall be paid a salary and bonus equivalent to his salary and bonus of the year prior to his termination, for a period of three years; and
●	Either party may terminate the Agreement upon at least ninety (90) days notice. In the event Mr. Than elects to terminate the Agreement, we, at our discretion may relieve him of all duties and immediately terminate the Agreement, provided however, that we shall pay Mr. Than the compensation he has earned until the termination date included in Mr. Than’s original termination notice.

Outstanding Equity Awards

None of our officers had any outstanding equity awards granted at December 31, 2012, 2011 or 2010.

Issuance of Common Stock

During fiscal year ended December 31, 2012, we issued to Mr. Than shares of common stock as payment towards accrued compensation as follows: (i) issuance of 1,839,000 shares of common stock on April 26, 2012 valued at $108,151; and (ii) 8,000,000 shares of common stock on December 26, 2012 valued at $160,000 (which remains issuable).

Issuance of Preferred Stock

During fiscal year ended December 31, 2012, we issued to Mr. Than shares of preferred stock as payment towards accrued compensation as follows: (i) issuance of 1,000,000 shares of Series A preferred stock on April 26, 2012 valued at $43,338.

Table of Contents	-62-

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2012 and December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 26, 2013 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 182,421,178 shares of common stock outstanding as of March 26, 2013. The percentage of beneficial ownership of preferred stock is based upon 2,989,647 shares of preferred stock outstanding as of March 26, 2013.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED

Michael L. Bagnoli	Common	12,508,500	(1)	6.86%
40 Redwood Court
Lafayette, Indiana 47905

Martin Maassen	Common	10,829,624	(2)	5.94%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906

Gunther Than	Common	24,879,008	(3)	13.64%
1550 Caton Center Drive, Suite E	Preferred	2,089,647		69.9%
Baltimore, Maryland 21227

All Directors and officers as a group (3 members)	Common	48,217,132		26.43%
	Preferred	2,089,647		69.9%

Table of Contents	-63-

(1) Represents 12.507,125 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2) Represents 10,000,249 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(3) Represents 24,878,383 common shares held by Mr. Than and 625 common shares held by his spouse.

(4) Source of information is from SEC filings by shareholder and transfer agent list dated as of March 25, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

In order for us to meet our financial obligations, our President, Gunther Than, loans us funds on occasion and is repaid when funds are available. During 2006 and 2005 Mr. Than advanced to us a total of $0 and $64,000, respectively. We have not repaid these advances so the balance due to Mr. Than remains at $64,000.

A shareholder advanced cash on August 9, 2006 to us to help with short-term working capital needs in the aggregate amount of $50,000 and was paid monthly interest payments of $2,500 until February 28, 2007, at which point payments were halted after conversations with the lending shareholder.

In October 2007, former director William D. Smith made an unsecured loan of $116,000 with interest at 12% per year. The amount currently outstanding is $116,000.

Mr. Burton-Prateley also received a total of 3,500,000 shares of our restricted common stock in May 2009 as partial payment for consulting services rendered to us between 2006 to approximately January 2009. The shares were sold prior to Mr. Burton-Prateley’s December 2009 appointment as an officer ..

William Paul Price received 500,000 shares of our common stock in September 2009 as non-officer salary and also received 1,000,000 shares of our common stock in exchange for his interest in FiberXpress, Inc. a company acquired by View Systems, Inc. in September 2009. Mr. Price sold 493,498 shares prior to his December 2009 appointment as an officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant. For the annual audit for the year ended December 31, 2012, we initially engaged the firm of Seale and Bears, CPAs, LLC, but we terminated that firm and engaged Stegman & Company. For the annual audit for the year ended December 31, 2011, we engaged the firm of Seale and Bears CPA, LLC.

Table of Contents	-64-

	2011	2012
Audit fees	$40,000	$50,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

Table of Contents	-65-

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31 2013.

View Systems, Inc.

By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	-66-

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	March 31, 2013
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	March 31, 2013
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	March 31, 2013
Martin J. Maassen

Table of Contents	-67-