Form 10-Q
period 2013-03-31
VIEW SYSTEMS INC
filed 2013-05-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common Stock, $.001 par value per share	186,087,845

Table of Contents	-1-

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Table of Contents	-2-

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

Table of Contents	-3-

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$13,897	$107,181
Accounts Receivable	133,314	41,675
Inventory	28,769	142,065
Prepaid Expenses	109,062	109,062
Total Current Assets	285,042	399,983
Property and Equipment (Net)	13,268	16,150
Other Assets
Prepaid Expenses (Non-current Portion)	—	27,266
Deposits	2,872	2,872
Total Other Assets	2,872	30,138
Total Assets	$301,182	$446,271

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$576,971	$681,197
Deferred Compensation	64,772	28,102
Accrued and Withheld Payroll Taxes Payable	164,319	155,886
Accrued Interest Payable	65,865	54,885
Accrued Royalties Payable	225,000	225,000
Loans from Stockholders	208,534	199,173
Notes Payable	197,136	197,058
Stock Settlement Payable	124,578	124,578
Deferred Revenue	129,502	215,976
Total Current Liabilities	1,756,677	1,881,855
Noncurrent Liabilities
Note payable	68,707	76,231
Total Liabilities	1,825,384	1,958,086

Stockholders' Deficit:
Convertible Preferred Stock, Authorized 10,000,000 Shares, $.01 Par Value, Issued and outstanding 2,989,647	29,896	29,896
Common Stock, Authorized 950,000,000 Shares, $.001 Par Value, Issued and Outstanding 182,421,178	182,421	—
Issued and Outstanding 170,421,178	—	170,421
Stock Settlement in Process	(124,578)	(124,578)
Common stock issuable	72,500	267,000
Additional Paid in Capital	24,453,391	23,748,391
Accumulated Deficit	(26,137,832)	(25,602,945)
Total Stockholders' Deficit	(1,524,202)	(1,511,815)
Total Liabilities and Stockholders' Deficit	$301,182	$446,271

Table of Contents	-4-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
Revenues
Product Sales and Installation	$320,741	$82,308
Revenue from Extended Warranties	17,489	29,221
Total Revenue	338,230	111,529
Cost of Sales	197,490	55,298
Gross Profit	140,740	56,231
Operating Expenses
Business Development	45,927	34,911
General and Administrative	39,740	91,096
Professional Fees	62,120	46,020
Salaries and Benefits	64,946	49,825
Total Operating Expenses	212,733	221,852
Loss from Operations	(71,993)	(165,621)
Other Income (Expense)
Stock Option Compensation	(450,000)	—
Interest Expense	(12,894)	(15,658)
Total Other Income (Expense)	(462,894)	(15,658)
Net Loss	$(534,887)	$(181,279)
Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	173,621,178	137,179,400

Table of Contents	-5-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(534,887)	$(181,279)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operations:
Depreciation & Amortization	2,882	4,800
Common Stock Issued in Payment of Services	57,266	—
Stock Option Compensation Expense	450,000	—

Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(91,639)	74,401
Inventory	113,296	(27,676)
Prepaid Expenses	—	5,400
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(104,226)	(47,059)
Deferred Compensation	36,670	16,737
Accrued and Withheld Payroll Taxes	8,433	—
Accrued Interest	10,980	13,213
Deferred Revenue	(86,474)	(10,581)
Net Cash Used in Operating Activities	(137,699)	(152,044)

Cash Flows from Financing Activities:
Proceeds from issuable common stock	35,000	187,000
Principal payments on notes payable	(7,446)	(6,916)
Loans from Shareholders	16,861	9,361
Net Cash Provided by Financing Activities	44,415	189,445

(Decrease) Increase in Cash	(93,284)	37,401
Cash at Beginning of Period	107,181	29,041
Cash at End of Period	$13,897	$66,442

Non Cash Investing and Financing Activities:
Issuance of Common Stock Issuable	$267,000	$—
Notes Payable Paid Down with Common Stock	$7,500	$15,000
Accounts Payable Paid with Common Stock	$—	$28,500

Cash Paid For:
Interest	$—	$247
Income Taxes	$—	$—

Table of Contents	-6-

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

Table of Contents	-7-

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). As of March 31, 2013 the Company’s inventory consisted of unassembled parts of products. As of December 31, 2012 the inventory consisted of assembled units as well as unassembled parts of products.

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

Equipment 5-7 years

Software tools 3 years

Depreciation expense for the periods ended March 31, 2013 and 2012 amounted to $2,882 and $4,800, respectively.

Stock Options

Stock based compensation costs are determined at the grant date using the Black-Scholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2013 and 2012 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

Table of Contents	-8-

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended March 31, 2013 and March 31, 2012, the Company incurred net losses of $534,887 and $181,279, respectively. In addition, certain notes payable have come due and the Company is in default.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans. In addition, during 2013 and 2012, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales. It has established new international markets which it believes will be the source for sales growth in the very near future. It also was able to reduce the per-unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Historically, the Company has financed its operations primarily through private financing; however, increases in sales revenue during 2013 and 2012 and decreases in expenses during 2013 and 2011 made contributions to working capital. It is management’s intention to finance operations during the remainder of 2013 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

As previously noted the Company is currently in default on a $50,000 loan from a stockholder and it is also in default under the terms of a joint venture agreement in an amount equal to 50% of the net profit under the terms of the agreement. The ultimate determination of the net profit realized from the venture has yet to be determined.

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

Table of Contents	-9-

4. NOTES PAYABLE

Notes payable as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007, and the note matures and the principal is payable upon the demand of the lender.	$116,000	$116,000

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	91,209	97,185

Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which the debt became due and payable and therefore currently in default.	50,000	50,000

Chase Equipment loans to finance the purchase of a trucks, payable monthly in installments of $533, which include interest at 5.34% per annum.	8,634	10,104
TOTAL	$265,843	$273,289

Less current portion	197,136	197,058

Non-current portion	$68,707	$76,231

Principal payments for the next five years ending March 31:

2014	$197,136
2015	29,549
2016	29,093
2017	10,065
Thereafter	0
Total	$265,843

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

Table of Contents	-10-

6. PREFERRED STOCK

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

During 2012 the Board of Directors authorized the issuance of an additional 1,500,000 shares of Series A Preferred Stock in payment of deferred compensation and current compensation of $161,463.

No shares have been issued in the three months ended March 31, 2013.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2013. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $13,145 and $16,733 for the periods ended March 31, 2013 and 2012, respectively.

8. STOCK BASED COMPENSATION

During the periods ended March 31, 2013 and 2012 the Company issued stock in payment of services and debts as follows:

For the three month period ended March 31, 2013 the Board authorized the issuance of 1,000,000 shares of common stock in payment of services amounting to $30,000. In addition 1,500,000 shares were issued in payment of loans in the amount of $7,500. In both instances, although authorized prior to March 31, 2013 the shares were not issued until April 2013.

For the three month period ended March 31, 2012 3,000,000 shares of common stock were issued in payments of accounts payable amounting to $28,500. In addition 3,000,000 shares were issued in payment of loans in the amount of $15,000.

Independent contractors and consultants’ expense was based on the value of services rendered or the value of the common stock issued, if more reliably determined.

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

Table of Contents	-11-

Stock Options

Certain nonqualified stock options were issued during the three months ending March 31, 2013 to a member of the board of directors as compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2013	—	—	—	—
Granted	15,000,000	$0.03	4.92	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2013	15,000,000	$0.03	4.92	$—
Exercisable at March 31, 2013	15,000,000	$0.03	4.92	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

	Three Months Ended March 31
	2013	2012

Annual Dividend	—	NA
Expected Life (in years)	5.00	NA
Risk Free Interest Rate	0.78%	NA
Expected Volatility	325.25%	NA

The 15,000,000 options granted for the three months ended March 31, 2013 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The total balance due on unstructured loans from shareholders amount to $208,534 at March 31, 2013 and $199,173 at December 31, 2012. Loans from stockholders made with repayment terms are described in Note 4 above.

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

Table of Contents	-12-

11. JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 50 scanners to a municipal school system. Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system. The terms of the agreement provide that each party is to share equally in the profits. As of March 31, 2013 and December 31, 2012 the estimated amount that the Company may ultimately owe to CRA, Inc. has not been determined. The Company is technically in default under the terms of the agreement because of late payments.

12. CONTINGENT LIABILITIES

The Company is party to certain legal and pending actions in the course of business. Based on information available at this time, it is management’s opinion that the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

Table of Contents	-13-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three month period ended March 31, 2013 and March 31, 2012 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our strategy for 2013 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

Products and Services

Our current principal products and services include:

ViewScan Concealed Weapons Detection System

Table of Contents	-14-

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

Table of Contents	-15-

3D Facial Recognition Technology - Animetrics Inc

On August 9, 2012, the Company entered into a partnership with Animetrics Inc. ("Animetrics"), a leading developer of advanced 3D facial recognition and identify management solutions (the "Animetrics Agreement"). In accordance with the terms and provisions of the Animetrics Agreement, the Company will integrate Animetrics' next-generation 3D facial recognition technology into its concealed weapons detection systems used for security screening at correctional facilities, stadiums, courthouses, schools and other public facilities. The Company's ViewScan Concealed Weapons Detector is a walk-through portal which uses advanced magnetics technology to accurately pinpoint threat objects on a visual image of the subject. The system is sensitive enough to locate items such as hidden razor blades and cellular phones but will ignore common objects such as coins, keys and belt buckles. The initial objective is to integrate Animetrics' facial identify management software, the FaceR identity management solution (FIMS) onto the Company's ViewScan, incorporating next generation facial recognition and investigative face biometric capabilities into the weapons detection and identification system. The Company also plans to utilize Animetrics' cloud-based FaceR FIMS and its suite of FaceR facial biometric identify and screening applications, including FaceR Mobile ID, FaceR Credential Me and ForensicaGPS across its entire portfolio of security and surveillance systems and applications.

The FIMS is deployed either via Web server or in a clod-based architecture system. Both configurations provide centralized and scalable management of highly distributed “one-to-many" identity searched in the field. FIMS utilized Animetrics' FACEngine biometric facial recognition technology that converts 2D images to accurate 3D geometrics for enhanced biometric templates. FIMS makes these 3D facial "signatures" for identification purposes available to credentialized users via any mobile or fixed digital device with internet connectivity. This powerful combination with the ViewScan delivers most advanced facial-recognition and comparison technology to personnel in the field providing accurate and fast results.

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

This product allows hands-free operation of the unit because it allows the person to wear the unit with a helmet mounted monocle.

Table of Contents	-16-

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

Table of Contents	-17-

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2013 and March 31, 2012 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2012.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three ended March 31,
	2013	2012
Revenues	$338,230	$111,529
Cost of sales	197,490	55,298
Gross profit	140,740	56,231
Total operating expenses	212,733	221,852
Loss from operations	(71,993)	(165,621)
Total other income (expense)	(462,894)	(15,658)
Net loss	(534,887)	(181,279)
Net loss per share (basic and diluted)	(0.00)	(0.00)

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012.

Our net loss for the three month period ended March 31, 2013 was ($534,887) compared to a net loss of ($181,279) during the three month period ended March 31, 2012 (a decrease in net loss of $96,392). We generated net revenues of $338,230 during the three month period ended March 31, 2013 compared to $111,529 during the three month period ended March 31, 2012 (an increase in net revenue of $226,701). Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. Revenue recognition may be delayed for other reasons. Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project.

We have experienced an increase in sales of our products which resulted in increased revenues for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012. We believe the increased revenue is the result of recognition of deferred revenue and an increased demand for security products in times of potential general unrest and increased awareness of our product.

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

Table of Contents	-18-

Cost of goods sold increased during the three month period ended March 31, 2013 to $197,490 from $55,298 incurred during the three month period ended March 31, 2012, resulting in a gross profit of $140,740 for the three month period ended March 31, 2013 compared to a gross profit of $56,231 for the three month period ended March 31, 2012. During the three month period ended March 31, 2013, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012. This increase is attributable to increases in unit selling prices during March 31, 2013. During the three months ended March 31, 2012 unit prices had been reduced for a specific bulk sale contract for marketing purposes.

During the three month period ended March 31, 2013, we incurred operating expenses of $212,733 compared to $221,852 incurred during the three month period ended March 31, 2012 (a decrease of $9,119). These operating expenses incurred during the three month period ended March 31, 2013 consisted of: (i) general and administrative of $39,740 (2012: $91,096); (ii) professional fees of $62,120 (2012: $46,020); (iii) salaries and benefits of $64,946 (2012: $49,825); and (iv) business development of $45,927 (2012: $34,911).

During the three month period ended March 31, 2013, our general and administrative expenses generally consisted of: (i) bank service charges of $877 (2012:$4,729); (ii) contractual temporary labor of $2,350 (2012:$15,182) (iii) filing and service fees of $6,922 (2012:$32,471); (iv) insurance of $3,147 (2012:$6,003); (v) postage and delivery of $1,868 (2012:$1,508); (vi) rent of $13,145 (2012:$16,733); (vi) supplies of $2,080 (2012:$1,890); (vii) telephone of $2,957 (2012:$3,307); (viii) Other of $745 (2012:$955; (ix) utilities of $2,767 (2012:$3,518; and (x) depreciation of $2,882 (2012:$4,800).

During the three month period ended March 31, 2013, our professional fees consisted of: (i) accounting fees of $9,520 (2012:$19,020); (ii) engineering fees of $22,600 (2012:$20,000); (iii) legal fees of $0 (2012:$7,000); and (iv) investor relations fees of $30,000 (2012:$0).

Operating expenses incurred during the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 decreased primarily due to the decrease in general and administrative expenses of $51,356.

Our net operating loss during the three month period ended March 31, 2013 was ($71,993) compared to a net operating loss of ($165,621) during the three month period ended March 31, 2012.

During the three month period ended March 31, 2013, interest expense in the amount of ($12,894) (2012: ($15,658) was incurred. The decrease in interest expense was due to a decrease in interest bearing notes payable.

During the three month period ended March 31, 2013 the Company incurred an expense for stock option compensation in the amount of $450,000 as a result of issuing stock options to a Board member.

After deducting other expense, we realized a net loss of ($534,887) or ($0.00) for the three month period ended March 31, 2013 compared to a net loss of ($181,279) or ($0.00) for the three month period ended March 31, 2012. The weighted average number of shares outstanding was 173,621,178 for the three month period ended March 31, 2013 compared to 137,179,400 for the three month period ended March 31, 2012.

Table of Contents	-19-

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2013

As at the three month period ended March 31, 2013, our current assets were $285,042 and our current liabilities were $1,756,677, which resulted in a working capital deficit of $1,471,635. As at the three month period ended March 31, 2013, current assets were comprised of: (i) $13,897 in cash; (ii) $133,314 in accounts receivable (net of allowance of $1,000); (iii) $28,769 in inventory; and (iv) $109,062 in prepaid expenses. As at the three month period ended March 31, 2013, current liabilities were comprised of: (i) $576,971 in accounts payable and accrued expenses; (ii) $64,772 in deferred compensation; (iii) $164,319 in accrued and withheld payroll taxes payable; (iv) $65,865 in accrued interest payable; (v) $$225,000 in accrued royalties payable; (vi) $208,534 in loans from stockholders; (vii) $197,136 in notes payable; (viii) $124,578 in stock settlement payable; and (ix) deferred revenue of $129,502.

As of March 31, 2013, our total assets were $301,182 comprised of: (i) $285,042 in current assets; (ii) property and equipment (net) of $13,268; and (iii) $2,872 in deposits. The decrease in total assets during the three month period from fiscal year ended December 31, 2012 was primarily due to the decrease in cash and in inventory.

As of March 31, 2013, our total liabilities were $1,825,384 comprised of: (i) $1,756,677 in current liabilities; and (ii) $68,707 in long term portion of notes payable. The decrease in liabilities during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in accounts payable and accrued expenses.

Stockholders’ deficit increased from ($1,511,815) for fiscal year ended December 31, 2012 to ($1,524,202) for the three month period ended March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2013, net cash flows used in operating activities was ($137,699) compared to net cash flows used in operating activities of ($152,064) for the three month period ended March 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $534,887 (2012: $181,279), which was partially adjusted by: (i) $57,266 (2012: $-0-) in common stock issued for services; (ii) $2,882 (2012: $4,800) in depreciation and amortization; and (iii) $450,000 in stock options issued.

Net cash flows used in operating activities was further changed by: (i) ($91,639) (2012: $37,854 in accounts receivable; (ii) $113,296 (2012: ($46,960) in inventories; (iii) $-0- (2012: $85,362) in pre-paid expenses; (iv) ($104,226) (2012: ($179,257)) in accounts payable and accrued expenses; (v) $36,670 (2012: $215,988 in deferred compensation; (vi) $8,433 (2012: $-0- in payroll taxes accrued and withheld; (vii) $10,980 (2012: $46,168) in accrued interest; and (viii) ($86,474) (2012: $171,521 in deferred revenue.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2013 and March 31, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2013, net cash flows provided from financing activities was $44,415 compared to $155,439 for the three month period ended March 31, 2012. Cash flows from financing activities for the three month period ended March 31, 2013 consisted of: (i) $35,000 in proceeds from sales of common stock; and (ii) $16,861 in loans received from stockholders, which was offset by ($7,446) in principal payment on notes payable.

Cash flows from financing activities for the three month period ended March 31, 2012 consisted of $187,000 in proceeds from sales of common stock, which was offset by ($6,916) in principal payment on notes payable and ($9,316) in loans from shareholders.

Table of Contents	-20-

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $888,022 at December 31, 2012 and $1,761,019 at December 31, 2011. We had insufficient funds to deliver our backlog in the last half of 2012 through the present. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Our total current liabilities decreased to $1,756,677 at the three month period ended March 31, 2013 compared to $1,881,855 at fiscal year ended December 31, 2012. As of March 31, 2013, our short and long term notes payable consist of the following:

●	We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000. The holder of the note has been receiving interest payments irregularly in the form of cash and common stock. The amount currently outstanding is $116,000.
●	We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $97,185. Interest is payable monthly at 7.5% per annum and the loan is due during 2016. The line of credit was used to purchase inventory and equipment for our fiber optics business.
●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $10,104. Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.

Table of Contents	-21-

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

Table of Contents	-22-

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2012, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2013, our internal control over financial reporting was not effective.

Table of Contents	-23-

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report .

On July 30, 2012, our management concluded that it was necessary to correct a revenue error uncovered in the audit of our financial statements for the year ended December 31, 2011. Due to accounting errors uncovered in the audit of our financial statements for the year ended December 31, 2011, we have restated our financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. We have taken steps to correct the error in financial reporting and have revised its interim financial disclosures for periods after December 31, 2010. In conjunction with the correction and restatement to our financial statements for the year ended December 31, 2010, we are also correcting and restating our financial statements included in Forms 10-Q for the quarterly periods ending March 31, 2011, June 30, 2011, and September 30, 2011.

As a result of that detection of accounting errors, we have identified material weakness in our internal controls over financial reporting, that, if not corrected, could result in material misstatements in our financial statements. The material weakness identified resulted from inadequate oversight by management and accounting personnel into the process of recognizing revenue in accordance with generally accepted accounting principles.

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and price.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2013 to remedy such deficiencies.

Table of Contents	-24-

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Table of Contents	-25-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 15, 2013	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	-26-