Form 10-Q
period 2013-06-30
VIEW SYSTEMS INC
filed 2013-08-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common Stock, $.001 par value per share	196,837,845

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

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

PART I – OTHER INFORMATION

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$180,807	$107,181
Accounts receivable	12,948	41,675
Inventory	19,194	142,065
Prepaid expenses	98,671	109,062
Total current assets	311,620	399,983
Property and Equipment (Net)	14,976	16,150
Other Assets
Prepaid expenses (non-current portion)	—	27,266
Deposits	2,872	2,872
Total other assets	2,872	30,138
Total assets	$329,468	$446,271

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$572,498	$681,197
Deferred compensation	73,396	28,102
Accrued and withheld payroll taxes payable	160,103	155,886
Accrued interest payable	76,845	54,885
Accrued royalties payable	225,000	225,000
Loans from stockholders	215,361	199,173
Notes payable	262,689	197,058
Stock settlement payable	—	124,578
Deferred revenue	140,752	215,976
Total current liabilities	1,726,644	1,881,855

Non-current Liabilities
Notes payable (non-current portion)	70,574	76,231
Total liabilities	1,797,218	1,958,086
Stockholders' Deficit

Convertible preferred stock, authorized 10,000,000 shares, $.01 par value, Issued and outstanding 2,989,647	29,896	29,896
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 196,087,845	196,088	—
Issued and outstanding 170,421,178	—	170,421
Common stock issuable (1,883,333 shares)	56,500	267,000
Stock settlement in process	—	(124,578)
Additional paid in capital	24,703,336	23,748,391
Accumulated deficit	(26,453,570)	(25,602,945)

Total stockholders' deficit	(1,467,750)	(1,511,815)

Total liabilities and stockholders' deficit	$329,468	$446,271

See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Product sales and Installation	$38,258	$211,838	$358,999	$294,147
Extended warranties	29,124	31,613	46,613	60,834

Total revenue	67,382	243,451	405,612	354,981

Cost of sales	27,098	104,351	224,588	159,649

Gross profit	40,284	139,100	181,024	195,332

Operating expenses
General and administrative	85,573	115,019	143,970	231,027
Professional fees	169,048	161,573	258,434	217,593
Salaries and benefits	72,522	63,843	137,468	113,669

Total operating expenses	327,143	340,435	539,872	562,289

Loss from operations	(286,859)	(201,335)	(358,848)	(366,957)

Other Income (expense)
Stock based compensation	—	—	(450,000)	—
Interest expense	(28,883)	(15,658)	(41,777)	(31,270)

Total other income (expense)	(28,883)	(15,658)	(491,777)	(31,270)

Net loss	$(315,742)	$(216,948)	$(850,625)	$(398,227)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	188,604,329	141,559,641	181,154,143	138,079,742

 See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(850,625)	$(398,227)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	5,762	9,600
Common stock issued/issuable in payment of services	124,157	—
Stock based compensation	450,000	—

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	28,727	(28,106)
Inventory	122,871	11,525
Prepaid expenses	—	90,166
Accounts payable	(108,699)	(14,651)
Accrued expenses	48,456	43,598
Accrued interest	38,073	26,426
Payroll taxes payable	4,217	—
Deferred revenue	(75,224)	(37,554)

Net cash used in operating activities	(212,285)	(297,223)

Cash flows from investing activities:
Purchases of equipment	(4,589)	(1,198)

Net cash used in investing activities	(4,589)	(1,198)

Cash flows from financing activities:
Proceeds from issuable common stock	—	10,000
Proceeds from sale of common stock	285,000	312,500
Principal payments on notes payable	—	(13,954)
Loans to/from stockholders	5,500	16,722

Net cash provided by financing activities	290,500	325,268

Increase in cash	73,626	26,847

Cash and cash equivalents at beginning of period	107,181	29,041

Cash and cash equivalents at end of period	$180,807	$55,888

 See Notes to Consolidated Financial Statements (Unaudited)

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2013	2012

Non cash investing and financing activities:

Notes payable paid down with common stock	$—	$15,000
Stock settlement payable (resolution)	$124,578	$—
Loans from stockholders repaid with common stock	$7,500	$—
Accounts payables paid with common stock	$—	$28,500
Accrued expenses paid with common stock	$—	$151,839
Common stock issuable in prepayment of services	$22,500	$285,000
Preferred stock issuable in prepayment of services	$—	$118,125
Issuance of common stock issuable	$72,500	$—

Cash paid for:
Interest	$40	$247

Income taxes	$—	$—

 See Notes to Consolidated Financial Statements (Unaudited)

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FiberXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.

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

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). As of June 30, 2013 the Company’s inventory consisted of unassembled parts of products. As of December 31, 2012 the inventory consisted of assembled units as well as unassembled parts of products.

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

Depreciation expense for the periods ended June 30, 2013 and 2012 amounted to $5,762 and $9,600, respectively.

Stock Options

Stock based compensation costs are determined at the grant date using the Black-Scholes option pricing model. The compensation expense is recognized on a straight-line basis over the vesting period.

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2013 and 2012 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended June 30, 2013 and 2012, the Company incurred net losses of $850,625 and $398,227, respectively. In addition, certain notes payable have come due and the Company is in default.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans. In addition, during 2013 and 2012, the Company implemented marketing and information strategies to increase public awareness of its products and thereby its sales. It has established new international markets which it believes will be the source for sales growth in the very near future. It also was able to reduce the per-unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Historically, the Company has financed its operations primarily through private financing; however, increases in sales revenue during 2013 and 2012 and decreases in expenses during 2013 and 2012 made contributions to working capital. It is management’s intention to finance operations during the remainder of 2013 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations beyond their current level.

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012

Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007, and the note matures and the principal is payable upon the demand of the lender.	$116,000	$116,000

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	85,120	97,185

Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which the debt became due and payable and therefore currently in default.	50,000	50,000

Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is the amount due as a result of a settlement of the stock settlement payable mentioned below.	75,000	—

Chase A secured loan to finance the purchase of a truck, payable monthly in installments of $533, which includes interest at 5.34% per annum.	7,143	10,104
TOTAL	$333,263	$273,289

Less current portion	262,689	197,058

Non-current portion	$70,574	$76,231

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal payments for the next five years ending June 30:

2014	$262,689
2015	38,486
2016	29,643
2017	2,445
Thereafter	0

TOTAL	$333,263

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

During 2012 the Board of Directors authorized the issuance of an additional 1,500,000 shares of Series A Preferred Stock in payment of compensation of $161,463.

No shares have been issued in the six months ended June 30, 2013.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2013. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $24,825 and $28,178 for the periods ended June 30, 2013 and 2012, respectively.

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. STOCK BASED COMPENSATION

During the periods ended June 30, 2013 and 2012 the Company issued stock in payment of services and debts as follows:

For the six month period ended June 30, 2013 the Board authorized the issuance of 2,833,333 shares of common stock in payment of services amounting to $86,500. In addition 1,500,000 shares were issued in payment of loans in the amount of $7,500. Although authorized prior to June 30, 2013, 1,833,333 of these shares were not issued until after June 30, 2013.

For the six month period ended June 30, 2012, 14,250,000 shares of common stock and 500,000 shares of preferred stock were issued in payment of services in the amount of $403,125. In addition, 3,000,000 shares of common stock were issued in payment of accounts payable amounting to $28,500 and 1,839,000 shares of common stock plus 1,000,000 shares of preferred stock were issued in payment of deferred compensation in the amount of $151,839. In addition 3,000,000 shares of common stock were issued in payment of loans in the amount of $15,000 and 1,000,000 shares of common stock were issued in payment of accrued interest in the amount of $75,000.

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

Stock Options

Certain nonqualified stock options were issued during the six months ending June 30, 2013 to a member of the board of directors as compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2013	—	—	—
Granted	15,000,000	$0.03	4.66	$—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2013	15,000,000	$0.03	4.66	$—

Exercisable at June 30, 2013	15,000,000	$0.03	4.66	$—

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. Significant assumptions used in this model include:

	Six Months Ended June 30,
	2013	2012
Annual Dividend	-	NA
Expected Life (in years)	5.00	NA
Risk Free Interest Rate	0.78%	NA
Expected Volatility	325.25%	NA

The 15,000,000 options granted for the three months ended June 30, 2013 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The total balance due on unstructured loans from shareholders amount to $215,361 at June 30, 2013 and $199,173 at December 31, 2012. Loans from stockholders made with repayment terms are included in Notes Payable and described in Note 4 above.

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

Subsequent to June 30, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above for $65,691. After giving effect to those proceeds, the note holder and the Company agreed to settle the remaining debt for $75,000. As a part of the settlement an additional $16,113 of interest expense was recognized. The Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that no additional interest accrues on this debt.

11. JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 50 scanners to a municipal school system. Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system. The terms of the agreement provide that each party is to share equally in the profits. As of June 30, 2013 and December 31, 2012 the estimated amount that the Company may ultimately owe to CRA, Inc., if anything, has not been determined. The Company is technically in default under the terms of the agreement because of late payments.

12. CONTINGENT LIABILITIES

The Company is party to certain legal and pending actions in the course of business. Based on information available at this time, it is management’s opinion that the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

13. RECLASSIFICATIONS

Certain items presented for the prior period have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

View Systems, Inc. develops, produces and markets computer software and hardware systems for security and surveillance applications. Our digital video recorder was our first product, which we enhanced by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices. We sold this product to various commercial entities including schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations. We expanded our product line to include a concealed weapons detection system we call ViewScan. We have penetrated four major market segments for this product: correctional facilities, judicial facilities, probation offices and federal facilities in the Mid-Atlantic States, the West Coast and the South. We added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder. The markets for these units are first responder units for agencies such as the National Guard, Coast Guard, Army, state law enforcement agencies, and fire departments. Both of these technologies were licensed from the U.S. Department of Energy's Idaho National Engineering Laboratory ("INEL"). Until 2005 we assembled all of our products in-house, but we currently contract with third party manufacturers to manufacture some components of our products.

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

Current Products and Services

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

3D Facial Recognition Technology - Animetrics Inc

On August 9, 2012, we entered into a partnership with Animetrics Inc. ("Animetrics"), a leading developer of advanced 3D facial recognition and identify management solutions (the "Animetrics Agreement"). In accordance with the terms and provisions of the Animetrics Agreement, we will integrate Animetrics' next-generation 3D facial recognition technology into our concealed weapons detection systems used for security screening at correctional facilities, stadiums, courthouses, schools and other public facilities. Our ViewScan Concealed Weapons Detector is a walk-through portal which uses advanced magnetics technology to accurately pinpoint threat objects on a visual image of the subject. The system is sensitive enough to locate items such as hidden razor blades and cellular phones but will ignore common objects such as coins, keys and belt buckles.

The initial objective is to integrate Animetrics' facial identify management software, the FaceR identity management solution (FIMS) onto our ViewScan, incorporating next generation facial recognition and investigative face biometric capabilities into the weapons detection and identification system. We also plan to utilize Animetrics' cloud-based FaceR FIMS and its suite of FaceR facial biometric identify and screening applications, including FaceR Mobile ID, FaceR Credential Me and ForensicaGPS across its entire portfolio of security and surveillance systems and applications.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2013 and June 30, 2012 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2012.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six Month Period ended June 30
	2013	2012
Revenues	$405,612	$354,981
Cost of sales	224,588	159,649
Gross profit	181,024	195,332
Total operating expenses	539,872	562,289
Loss from operations	(358,848)	(366,957)
Total other income (expense)	(491,777)	(31,270)
Net loss	(850,625)	(398,227)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012.

Our net loss for the six month period ended June 30, 2013 was ($850,625) compared to a net loss of ($398,227) during the six month period ended June 30, 2012 (an increase in net loss of $452,398). We generated net revenues of $405,612 during the six month period ended June 30, 2013 compared to $354,981 during the six month period ended June 30, 2012 (an increase in net revenue of $50,631). During the six month period ended June 30, 2013, revenue consisted of: (i) $358,999 (2012: $294,147) in product sales and installation; and (ii) $46,613 (2012: $60,834) in extended warranties. Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced an increase in sales of our products which resulted in increased revenues for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012. We believe the increased revenue is the result of recognition of deferred revenue and an increased demand for security products in times of potential general unrest and increased awareness of our product. Additionally, the increase is due to the completion of a major contract during the quarter ended March 31, 2013.

Cost of goods sold increased during the six month period ended June 30, 2013 to $224,588 from $159,649 incurred during the six month period ended June 30, 2012, resulting in a gross profit of $181,024 for the six month period ended June 30, 2013 compared to a gross profit of $195,332 for the six month period ended June 30, 2012. During the six month period ended June 30, 2013, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, we incurred operating expenses of $539,872 compared to $562,289 incurred during the six month period ended June 30, 2012 (a decrease of $22,417). These operating expenses incurred during the six month period ended June 30, 2013 consisted of: (i) general and administrative of $143,970 (2012: $231,027); (ii) professional fees of $258,434 (2012: $217,593); and (iii) salaries and benefits of $137,468 (2012: $113,669).

During the six month period ended June 30, 2013, our general and administrative expenses generally consisted of: (i) bank service charges of $2,371 (2012: $5,852); (ii) contractual temporary labor of $17,159 (2012: $37,571); (iii) filing and service fees of $18,072 (2012: $38,638); (iv) insurance of $17,076 (2012: $17,493); (v) postage and delivery of $3,210 (2012: $4,945); (vi) rent of $24,825 (2012: $28,179); (vi) supplies of $6,355 (2012: $5,129); (vii) telephone of $6,700 (2012: $9,183; (viii) other of $(5,687) (2012: $4,553; (ix) travel $39,402 (2012: $54,776); (x) utilities of $5,010 (2012: $6,191); (xi) advertising and promotion $3,720 (2012: $8,918); and (xii) depreciation of $5,762 (2012: $9,600).

During the six month period ended June 30, 2013, our professional fees consisted of: (i) accounting fees of $67,307 (2012: $67,169); (ii) engineering fees of $52,500 (2012: $30,000); (iii) legal fees of $20,470 (2012: $12,000); (iv) investor relations fees of $35,625 (2012: $0); (v) management and operations $27,000 (2012: $0); and (vi) marketing and promotion $55,532 (2012: $108,424)

Operating expenses incurred during the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 decreased primarily due to the decrease in general and administrative expenses of $87,057 offset by increases in professional fees of $40,841 and salaries of $23,799..

Our net operating loss during the six month period ended June 30, 2013 was ($358,848) compared to a net operating loss of ($366,957) during the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, we incurred other expenses as follows: (i) stock option compensation based on valuation of options granted of $450,000 (2012: $-0-); and (ii) interest expense in the amount of ($41,777) (2012: ($31,270). The increase in interest expense was due to the settlement of the stock settlement payable which resulted in a one-time interest charge.

After deducting other expense, we realized a net loss of ($850,625) or ($0.00 per share) for the six month period ended June 30, 2013 compared to a net loss of ($398,227) or ($0.00 per share) for the six month period ended June 30, 2012. The weighted average number of shares outstanding was 181,154,143 for the six month period ended June 30, 2013 compared to 138,079,742 for the six month period ended June 30, 2012.

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three Month Period ended June 30
	2013	2012
Revenues	$67,382	$243,451
Cost of sales	27,098	104,351
Gross profit	40,284	139,100
Total operating expenses	327,139	340,435
Loss from operations	(286,855)	(201,335)
Total other income (expense)	(28,883)	(15,613)
Net loss	(315,738)	(216,948)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Our net loss for the three month period ended June 30, 2013 was ($315,738) compared to a net loss of ($216,948) during the three month period ended June 30, 2012 (an increase in net loss of $98,790). We generated net revenues of $67,382 during the three month period ended June 30, 2013 compared to $243,451 during the three month period ended June 30, 2012 (a decrease in net revenue of $176,069). During the three month period ended June 30, 2013, revenue consisted of: (i) $38,258 (2012: $211,838) in product sales and installation; and (ii) $29,124 (2012: $31,613) in extended warranties. We experienced a decrease in sales of our products which resulted in decreased revenues for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 because we had the conclusion of a major sales contract during the quarter ended March 31, 2013.

Cost of goods sold decreased during the three month period ended June 30, 2013 to $27,098 from $104,351 incurred during the three month period ended June 30, 2012, resulting in a gross profit of $40,284 for the three month period ended June 30, 2013 compared to a gross profit of $139,100 for the three month period ended June 30, 2012.

During the three month period ended June 30, 2013, we incurred operating expenses of $327,139 compared to $340,435 incurred during the three month period ended June 30, 2012 (an decrease of $13,296). These operating expenses incurred during the three month period ended June 30, 2013 consisted of: (i) general and administrative of $85,573 (2012: $115,019); (ii) professional fees of $169,044 (2012: $161,573); and (iii) salaries and benefits of $72,522 (2012: $63,843).

During the three month period ended June 30, 2013, our general and administrative expenses generally consisted of: (i) bank service charges of $1,494 (2012: $1,123); (ii) contractual temporary labor of $14,808 (2012: $22,389); (iii) filing and service fees of $11,150 (2012: $6,167); (iv) insurance of $13,929 (2012: $11,492); (v) postage and delivery of $1,342 (2012: $3,437); (vi) rent of $11,680 (2012: $11,445); (vi) supplies of $3,926 (2012: $3,239); (vii) telephone of $2,790 (2012: $5,876; (viii) other of $(6,085) (2012: $3,595; (ix) travel $21,810 (2012: $32,190); (x) utilities of $2,243 (2012: $2,674); (xi) advertising and promotion $2,650 (2012: $6,593); and (xii) depreciation of $2,880 (2012: $4,800).

During the three month period ended June 30, 2013, our professional fees consisted of: (i) accounting fees of $57,787 (2012: $48,149); (ii) engineering fees of $29,900 (2012: $10,000); (iii) legal fees of $20,470 (2012: $5,000); (iv) investor relations fees of $5,625 (2012: $0); (v) management and operations $27,000 (2012: $0); and (vi) marketing and promotion $28,266 (2012: $98,424).

Operating expenses incurred during the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 decreased primarily due to the increase in professional fees of $7,471 offset by decreases in general and administrative expenses of $29,446 and increases in salaries of $8,679.

Our net operating loss during the three month period ended June 30, 2013 was ($286,855) compared to a net operating loss of ($201,335) during the three month period ended June 30, 2012.

During the three month period ended June 30, 2013, we incurred interest expense in the amount of ($28,883) (2012: ($15,612). The increase in interest expense was due to a one time interest charge associated with the settlement of the stock settlement payable.

After deducting other expense, we realized a net loss of ($315,738) or ($0.00 per share) for the three month period ended June 30, 2013 compared to a net loss of ($216,948) or ($0.00 per share) for the three month period ended June 30, 2012. The weighted average number of shares outstanding was 188,604,329 for the three month period ended June 30, 2013 compared to 141,559,641 for the three month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2013

As at the six month period ended June 30, 2013, our current assets were $311,620 and our current liabilities were $1,726,644, which resulted in a working capital deficit of $1,415,024. As at the six month period ended June 30, 2013, current assets were comprised of: (i) $180,807 in cash; (ii) $12,948 in accounts receivable; (iii) $19,194 in inventory; and (iv) $98,671 in prepaid expenses. As at the six month period ended June 30, 2013, current liabilities were comprised of: (i) $572,498 in accounts payable and accrued expenses; (ii) $73,396 in deferred compensation; (iii) $160,103 in accrued and withheld payroll taxes payable; (iv) $76,845 in accrued interest payable; (v) $$225,000 in accrued royalties payable; (vi) $215,361 in loans from stockholders; (vii) $262,689 in notes payable; and (viii) $140,752 in deferred revenue.

As of June 30, 2013, our total assets were $329,468 comprised of: (i) $311,620 in current assets; (ii) property and equipment (net) of $14,976; and (iii) $2,872 in deposits. The decrease in total assets during the six month period ended June 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in inventory.

As of June 30, 2013, our total liabilities were $1,797,218 comprised of: (i) $1,726,644 in current liabilities; and (ii) $70,574 in long term portion of notes payable. The decrease in liabilities during the six month period ended June 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in accounts payable and deferred revenue.

Stockholders’ deficit decreased from ($1,511,815) for fiscal year ended December 31, 2012 to ($1,467,750) for the six month period ended June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2013, net cash flows used in operating activities was ($212,285) compared to net cash flows used in operating activities of ($297,223) for the six month period ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $850,625 (2012: $398,227), which was partially adjusted by: (i) $124,157 (2012: $-0-) in common stock issued/issuable in payment of services; (ii) $5,762 (2012: $9,600) in depreciation and amortization; (iii) $450,000 (2012: $-0-) in stock option compensation.

Net cash flows used in operating activities was further changed by: (i) $28,727 (2012: ($28,106) in accounts receivable; (ii) $122,871 (2012: ($11,525) in inventories; (iii) $-0- (2012: $90,166) in pre-paid expenses; (iv) ($108,699) (2012: ($14,651)) in accounts payable; (v) $48,456 (2012: $43,598) in accrued expenses; (vi) $38,073 (2012: $26,426 in accrued interest; (vii) $4,217 (2012: $-0- in payroll taxes payable; and (viii) ($75,224) (2012: ($37,554)) in deferred revenue.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2013 and June 30, 2012, net cash flows used in investing activities was $4,588 for purchase of equipment compared to $-0, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2013, net cash flows provided from financing activities was $290,500 compared to $325,268 for the six month period ended June 30, 2012. Cash flows from financing activities for the six month period ended June 30, 2013 consisted of: (i) $285,000 in proceeds from sales of common stock; and (ii) $5,500 in loans received from stockholders.

Cash flows from financing activities for the six month period ended June 30, 2012 consisted of: (i) $312,500 in proceeds from sales of common stock; (ii) $10,000 in proceeds from issuable common stock; and (iii) $16,722 in loans from stockholders, which was offset by ($13,954) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $850,625 at June 30, 2013 and $888,022 at December 31, 2012. We had insufficient funds to deliver our backlog in the last half of 2012 through the present. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Our total current liabilities decreased to $1,726,644 at the six month period ended June 30, 2013 compared to $1,881,855 at fiscal year ended December 31, 2012. As of June 30, 2013, our short and long term notes payable consist of the following:

●	We have an unsecured convertible loan from a former director, William D. Smith, in the principal amount of $116,000. The holder of the note has been receiving interest payments irregularly in the form of cash and common stock. The amount currently outstanding is $116,000.

●	We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $85,120. Interest is payable monthly at 7.5% per annum and the loan is due during 2016. The line of credit was used to purchase inventory and equipment for our fiber optics business.

●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $7,143 Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.

●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable.

●	An unsecured loan from an investor in the amount of $75,000, payable in monthly installments of $5,000 commencing on July 1, 2013 until paid in full. The loan bears no interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated

Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will take steps during 2013 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Offering.

During the six months ended June 30, 2013, we issued 11,166,667 shares to two investors for cash at $0.025 to $0.03 per share for a total of $285,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in private transactions to two investors. Such investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities All of the investors were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. All of the purchasers understood the economic risk of an investment in our securities. Neither we nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

Settlement of Stock Settlement Payable

During 2006, we negotiated a loan from an individual in the amount of $100,000. Under the terms of the loan it was to be repaid in full within one year together with interest at the rate of 15% per annum. We were unable to pay the loan when due and under the threat of litigation the note holder was given 3,500,000 shares of common stock. The stock was issued on January 28, 2010. At that time the principal, accrued interest and legal fees amounted to $163,366.

Under the terms of a court ordered stipulation agreement if the note holder was unable to liquidate the stock in full payment of the stipulated amount then we would be obligated to issue more stock to him to make up for the shortage. As a part of the agreement, the note holder is required to account for proceeds realized from the sales of stock.

During the year ended December 31, 2011 $38,788 was levied against our bank accounts as a result of a legal action brought to force collection of the balance. The note holder’s contention was that stock sales had fallen well short of the balance due and thus he was due to be paid. While we had a complaint that they had not been provided with any information regarding sales of stock, management was unable to stave off the forced levy. As a result of the levy the debt balance as of December 31, 2011 was reduced to $124,578.

Subsequent to June 30, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, we agreed with the note holder to settle the remaining debt for $75,000. As a result, we have agreed to make monthly payments of $5,000, commencing in July 2013 until the debt is paid in full. The agreement provides that there is no interest due on this debt.

Consulting Services

We issued an aggregate of 2,883,333 shares of our restricted common stock at a per share price of $0.03 to three consultants for services rendered. The shares were issued in a private transaction to three United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Issuance of Prior Period Issuable Stock

We issued an aggregate of 9,000,000 shares of our restricted common stock at a per share price of $0.02 and 3,000,000 shares of our restricted common stock at a per share price of $0.029 to three consultants (of which one was our President/Chief Executive Officer) for services rendered during 2012. The shares were issued in a private transaction to three United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

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

VIEW SYSTEMS, INC.

Date: August 9, 2013	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)