Form 10-Q
period 2013-09-30
VIEW SYSTEMS INC
filed 2013-11-19
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2013
Common Stock, $.001 par value per share	221,849,749

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Table of Contents	-1-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Table of Contents	-2-

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$113,190	$107,181
Accounts receivable	40,577	41,675
Inventory	25,446	142,065
Prepaid expenses	65,780	109,062
Total current assets	244,993	399,983

Property and Equipment (Net)	14,413	16,150

Other Assets
Prepaid expenses (non-current portion)	—	27,266
Deposits	2,872	2,872
Total other assets	2,872	30,138
Total assets	$262,278	$446,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$474,768	$681,197
Deferred compensation	77,537	28,102
Accrued and withheld payroll taxes payable	161,704	155,886
Accrued interest payable	35,625	54,885
Accrued royalties payable	225,000	225,000
Loans from stockholders	235,622	199,173
Notes payable	136,640	197,058
Stock settlement payable	—	124,578
Deferred revenue	110,867	215,976
Total current liabilities	1,457,763	1,881,855

Non-current Liabilities
Notes payable (non-current portion)	52,909	76,231
Total liabilities	1,510,672	1,958,086

Stockholders' deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 3,489,647 at September 30, 2013 and Issued and outstanding 2,989,647 at December 31, 2012	3,489	2,989
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 207,821,178 at September 30, 2013 and Issued and outstanding 170,421,178 at December 31, 2012	207,821	170,421
Common stock issuable	321,720	267,000
Stock settlement in process	—	(124,578)
Additional paid in capital	25,221,910	23,775,298
Accumulated deficit	(27,003,334)	(25,602,945)
Total stockholders' deficit	(1,248,394)	(1,511,815)
Total liabilities and stockholders' deficit	$262,278	$446,271

Table of Contents	-3-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Product sales and installation	$70,470	$187,514	$429,469	$481,661
Extended warranties	32,086	22,261	78,699	83,095

Total revenue	102,556	209,775	508,168	564,756

Cost of sales	35,318	50,567	259,906	210,216

Gross profit	67,238	159,208	248,262	354,540

Operating expenses
General and administrative	100,346	97,611	244,316	328,638
Professional fees	410,698	195,531	669,132	413,124
Salaries and benefits	96,812	58,205	234,280	171,874

Total operating expenses	607,856	351,347	1,147,728	913,636

Loss from operations	(540,618)	(192,139)	(899,466)	(559,096)

Other Income (expense)
Stock based compensation	—	—	(450,000)	—
Interest expense	(9,146)	(5,650)	(50,923)	(36,920)

Total other income (expense)	(9,146)	(5,650)	(500,923)	(36,920)

Net loss	$(549,764)	$(197,789)	$(1,400,389)	$(596,016)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	198,397,265	169,836,399	186,965,012	153,144,452

Table of Contents	-4-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,400,389)	$(596,016)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	8,642	14,400
Common stock issued/issuable in payment of services	240,547	146,250
Preferred stock issued in payment of services	225,000	29,532
Stock option compensation	450,000	—

Change in operating assets and liabilities:
Accounts receivable	1,098	(35,932)
Inventory	116,618	(5,816)
Prepaid expenses	—	12,600
Accounts payable	(115,529)	75,484
Accrued expenses	49,435	66,117
Accrued interest	45,573	29,906
Payroll taxes payable	5,818	5,263
Deferred revenue	(105,109)	(79,662)

Net cash used in operating activities	(478,296)	(337,874)

Cash flows from investing activities:
Purchases of equipment	(6,905)	(1,948)

Net cash used in investing activities	(6,905)	(1,948)

Cash flows from financing activities:
Proceeds from issuable common stock	100,000	—
Proceeds from sale of common stock	385,000	322,500
Principal payments on notes payable	(15,000)	(21,114)
Loans to/from stockholders, net	21,210	31,082

Net cash provided by financing activities	491,210	332,468

Increase (decrease) in cash	6,009	(7,354)

Cash and cash equivalents at beginning of period	107,181	29,041

Cash and cash equivalents at end of period	$113,190	$21,687

Table of Contents	-5-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	September 30,
	2013	2012

Non cash investing and financing activities:

Notes payable paid down with common stock	$—	$15,000
Note payable paid with issuable common stock	$111,000
Accrued interest paid with common stock	$48,720
Stock settlement payable (resolution)	$124,578
Issuance of common stock issuable	$267,000
Accrued interest paid with common stock	$—	$75,000
Loans from stockholders repaid with common stock	$17,500	$—
Accounts payable paid with common stock	$90,900	$28,500
Accrued expenses paid with common stock	$—	$151,839
Notes Payable Paid By Shareholder	$32,740
Common stock issued in prepayment of services	$22,500	$285,000
Preferred stock issuable in prepayment of services	$—	$118,125

Cash paid for:
Interest	$40	$247

Income taxes	$—	$—

Table of Contents	-6-

 VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). As of September 30, 2013 the Company’s inventory consisted of assembled units as well as unassembled parts of products. As of December 31, 2012 the inventory consisted of assembled units as well as unassembled parts of products.

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

Equipment 5-7 years

Software tools 3 years

Depreciation expense for the periods ended September 30, 2013 and 2012 amounted to $8,642 and $14,400, respectively.

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

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Table of Contents	-8-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2013 and 2012 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended September 30, 2013 and 2012, the Company incurred net losses of $1,400,389 and $596,016, respectively. In addition, certain notes payable have matured and the Company is in default.

Management is very actively working to cure these circumstances. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans. In addition, during 2013 and 2012, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales. It has established new international markets which it believes will be the source for sales growth in the very near future. It also was able to reduce the per-unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Historically, the Company has financed its operations through private financing. While efforts to increase sales have been successful, the increases in net revenue have not been large enough to have a positive effect on working capital. It is management’s intention to finance operations during the remainder of 2013 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

As previously noted, the Company is currently in default on a $50,000 loan from a stockholder but it has successfully negotiated down to $20,000 a previously defaulted financing arrangement. See Note 4.

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

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	-9-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

 3. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are significant or require disclosure by the Company.

4. NOTES PAYABLE

Notes payable as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
Stockholder An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007, and the note matures and the principal is payable upon the demand of the lender.	$0	$116,000
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009, but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	78,916	97,185
Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The loan payable matured on December 17, 2009 at which time the debt became due and payable and therefore is currently in default.	50,000	50,000
Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is due as a result of a settlement of the stock settlement payable (See Note 10)	55,000
Chase Bank A secured loan to finance the purchase of a truck, payable monthly in installments of $533, which includes interest at 5.34% per annum.	5,633	10,104
TOTAL	$189,549	$273,289
Less current portion	136,640	197,058
Non-current portion	$52,909	$76,231

Principal payments for the next five years ending September 30:

2014	$136,640
2015	28,026
2016	24,883
Thereafter	0
TOTAL	$189,549

Table of Contents	-10-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $24,961,000 as of December 31, 2012 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. Because of its continuous losses from operations, and the unlikelihood of its profitability, the Company has assigned a full valuation allowance against its deferred tax assets.

6. CONVERTIBLE PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services. The issuance had been previously authorized by the Board of Directors. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the corporation, of $0.001 per share before any payment or distribution is made to the holders of common stock.

During 2008 the Board of Directors approved a reverse split of the stock in which one new share of preferred stock was issued in exchange for each 80 shares of stock outstanding. Accordingly, the total issued of preferred stock was adjusted from 7,171,725 shares to 89,647 shares. The par value and the total authorized shares did not change.

Effective in 2010 the initial issuance of preferred of Series A Preferred can be converted into common stock in the ratio of 15:1. During 2011 the Board of Directors authorized the issuance of an additional 1,400,000 shares of Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000 and also in payment of services in the amount of $34,000. These additional shares can be converted to common stock in 2013, and thereafter each share of Series A Preferred is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholder.

During 2012 the Board of Directors authorized the issuance of an additional 1,500,000 shares of Series A Preferred Stock in payment of deferred compensation and current compensation of $161,463.

During 2013 the Board of Directors authorized the issuance of an additional 500,000 shares of Series A Preferred Stock in payment of services of $225,000.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2013. The original base rent was $3,077 per month with a 3% annual rent escalation clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $34,780 and $35,159 for the periods ended September 30, 2013 and 2012, respectively.

Table of Contents	-11-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

8. STOCK BASED COMPENSATION

During the periods ended September 30, 2013 and 2012 the Company issued stock in payment of services and debts as follows:

For the nine month period ended September 30, 2013 the Board authorized the issuance of 7,833,333 shares of common stock in payment of services amounting to $140,000. In addition 5,000,000 shares were authorized to be issued in payment of loans in the amount of $128,500, 4,500,000 shares were issued in payment of accounts payable amounting to $90,900 and 1,500,000 shares were authorized to be issued in payment of a patent in the amount of $30,000. Although authorized prior to September 30, 2013 6,600,000 of these shares were not issued until after September 30, 2013.

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

Independent contractors and consultants’ expense was based on the value of services rendered or the value of the common stock issued, whichever is most reliably determined.

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

Stock Options

Certain nonqualified stock options were issued during the nine months ending September 30, 2013 to a member of the board of directors as compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	—
Granted	15,000,000	$0.03	4.40	$—
Exercised	—
Forfeited	(5,000,000)	$0.03
Outstanding at September 30, 2013	10,000,000	$0.03	4.40	$—

Exercisable at September 30, 2013	10,000,000	$0.03	4.40	$—

Table of Contents	-12-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

	Nine Months Ended September 30,
	2013	2012
Annual Dividend	—	NA
Expected Life (in years)	5.00	NA
Risk Free Interest Rate	0.78%	NA
Expected Volatility	325.25%	NA

The 10,000,000 options granted for the nine months ended September 30, 2013 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The total balance due on unstructured loans from shareholders amount to $235,622 at September 30, 2013 and $199,173 at December 31, 2012. Loans from stockholders made with repayment terms are included in Notes Payable and described above.

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

Effective July 1, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. The balance payable as of September 30, 2013 is $55,000.

Table of Contents	-13-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

11. JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 50 scanners to a municipal school system. Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system. The terms of the agreement provide that each party is to share equally in the profits. As of September 30, 2013 and December 31, 2012 the estimated amount that the Company could ultimately owe to CRA, Inc., if anything, has not been determined. However, during September 2013, the parties have agreed that the total amount that View Systems, Inc. owes to CRA, Inc. is $20,000. The amount due to CRA, Inc. is reflected on the accompanying financial statements as a part of accounts payable. The agreement states that View Systems, Inc. must meet a payment schedule which requires that the full amount due of $20,000 must be paid by December 31, 2013. Until the Company has fulfilled the payment terms of the agreement, the amount that was previously determined as the potential amount due to CRA is reflected on the accompanying financial statements as a part of accounts payable.

12. CONTINGENT LIABILITIES

The Company is party to certain legal and pending actions in the course of business. Based on information available at this time, it is management’s opinion that the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

13. CHANGE TO PRIOR FINANCIAL STATEMENT

During 2013 it was noticed that the par value of preferred stock had been incorrectly reported as $0.01 per share while the correct par value was $0.001 per share. Accordingly, an adjustment was made to decrease the total par value of preferred stock issued and increase additional paid in capital in the amount of $26,907. This adjustment had no effect on previously reported results of operations and also had no effect on the carrying value or historical costs of any assets or liabilities.

14. RECLASSIFICATIONS

Certain items presented for the prior period have been reclassified to conform to the current period presentation.

Table of Contents	-14-

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

National Security Resources

On February 9, 2012, we entered into a partnership (the "Partnership") with National Security Resources, Inc., a facial recognition company ("National Security Resources"). In accordance with the Partnership, we will work together to develop and deliver an integrated solution for a combined technology line. We intend to integrate National Security Resources' advanced "scan and match facial recognition" ability into our concealed weapons detection ViewScan.

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

Table of Contents	-16-

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2013 and September 30, 2012 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2012.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine Month Period ended September 30
	2013	2012
Revenues, net	$508,168	$564,756
Cost of sales	259,906	210,216
Gross profit	248,262	354,540
Total operating expenses	1,147,728	913,636
Profit from operations	(899,466)	(559,096)
Total other income (expense)	(500,923)	(36,920)
Net loss	(1,400,389)	(596,016)
Net loss per share	$(0.01)	$(0.00)

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012.

Our net loss for the nine month period ended September 30, 2013 was ($1,400,389) compared to a net loss of ($596,016) during the nine month period ended September 30, 2012 (an increase in net loss of $804,373). We generated net revenues of $508,168 during the nine month period ended September 30, 2013 compared to $564,756 during the nine month period ended September 30, 2012 (a decrease in net revenue of $56,588). During the nine month period ended September 30, 2013, revenue consisted of: (i) $429,469 (2012: $481,661) in product sales and installation; and (ii) $78,699 (2012: $83,095) in extended warranties. Revenue is considered earned when the product is shipped to the customer. The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight decrease in sales of our products which resulted in decreased revenues for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012. The decline in decreased revenues was due to the conclusion of a major sales contract during the quarter ended March 31, 2013 and a slight decline in the demand for our security products.

Table of Contents	-17-

Cost of goods sold increased during the nine month period ended September 30, 2013 to $259,906 from $210,216 incurred during the nine month period ended September 30, 2012, resulting in a gross profit of $248,262 for the nine month period ended September 30, 2013 compared to a gross profit of $354,540 for the nine month period ended September 30, 2012. During the nine month period ended September 30, 2013, the prevailing trend of increasing cost of goods sold was due to an increase in the security-related products ordered by government agencies and due to the increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2013, we incurred operating expenses of $1,147,728 compared to $913,636 incurred during the nine month period ended September 30, 2012 (an increase of $234,092). These operating expenses incurred during the nine month period ended September 30, 2013 consisted of: (i) general and administrative of $244,316 (2012: $328,638); (ii) professional fees of $669,132 (2012: $413,124); and (iii) salaries and benefits of $234,280 (2012: $171,874).

During the nine month period ended September 30, 2013, our general and administrative expenses generally consisted of: (i) bank service charges of $3,627 (2012: $6,201); (ii) contractual temporary labor of $19,219 (2012: $57,998); (iii) filing and service fees of $30,915 (2012: $50,999); (iv) insurance of $25,365 (2012: $34,896); (v) postage and delivery of $70,079 (2012: $6,196); (vi) rent of $34,780 (2012: $35,159); (vi) supplies of $12,509 (2012: $7,124); (vii) telephone of $10,651 (2012: $12,429; (viii) other of $10,468 (2012: $5,143); (ix) travel $65,355 (2012: $79,817); (x) utilities of $7,050 (2012: $8,218); (xi) advertising and promotion $8,656 (2012: $10,058); and (xii) depreciation of $8,642 (2012: $14,400).

During the nine month period ended September 30, 2013, our professional fees consisted of: (i) accounting fees of $91,557 (2012: $141,684); (ii) engineering fees of $112,500 (2012: $60,000); (iii) legal fees of $29,077 (2012: $18,249); (iv) investor relations fees of $260,625 (2012: $0); (v) management and operations $43,200 (2012: $0); and (vi) marketing and promotion $132,173 (2012: $193,191).

Operating expenses incurred during the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 increased primarily due to the increase in salaries and benefits of $62,406 and in professional fees of $256,008.

Our net operating loss during the nine month period ended September 30, 2013 was ($899,466) compared to a net operating loss of ($559,096) during the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2013, we incurred other expenses as follows: (i) stock option compensation based on valuation of options granted of $450,000 (2012: $-0-); (ii) interest expense in the amount of ($50,923) (2012: ($36,920). The increase in interest expense was due to the settlement of the stock settlement payable which resulted in a one-time interest charge.

After deducting other expense, we realized a net loss of ($1,400,389) or ($0.01) for the nine month period ended September 30, 2013 compared to a net loss of ($596,016) or ($0.00) for the nine month period ended September 30, 2012. The weighted average number of shares outstanding was 186,965,012 for the nine month period ended September 30, 2013 compared to 153,144,452 for the nine month period ended September 30, 2012.

Table of Contents	-18-

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Month Period Ended September 30,
	2013	2012
Revenues, net	$102,556	$209,775
Cost of sales	35,318	50,567
Gross profit	67,238	159,208
Total operating expenses	607,856	351,347
(Loss) from operations	(540,618)	(192,139)
Total other income (expense)	(9,146)	(5,650)
Net (loss)	(549,764)	(197,789)
Net (loss) per share	0.00	0.00

Our net loss for the three month period ended September 30, 2013 was ($549,764) compared to a net loss of ($197,789) during the three month period ended September 30, 2012 (an increase in net loss of $351,975). We generated net revenues of $102,556 during the three month period ended September 30, 2013 compared to $209,775 during the three month period ended September 30, 2012 (a decrease in net revenue of $107,219). During the three month period ended September 30, 2013, revenue consisted of: (i) $70,470 (2012: $187,514) in product sales and installation; and (ii) $32,086 (2012: $22,261) in extended warranties. We experienced a decrease in sales of our products which resulted in decreased revenues for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 because we had the conclusion of a major sales contract during the quarter ended March 31, 2013.

Cost of goods sold decreased during the three month period ended September 30, 2013 to $35,318 from $50,567 incurred during the three month period ended September 30, 2012, resulting in a gross profit of $67,238 for the three month period ended September 30, 2013 compared to a gross profit of $159,208 for the three month period ended September 30, 2012.

During the three month period ended September 30, 2013, we incurred operating expenses of $607,856 compared to $351,347 incurred during the three month period ended September 30, 2012 (an increase of $256,509). These operating expenses incurred during the three month period ended September 30, 2013 consisted of: (i) general and administrative of $100,346 (2012: $97,611); (ii) professional fees of $410,698 (2012: $195,531); and (iii) salaries and benefits of $96,812 (2012: $58,205).

During the three month period ended September 30, 2013, our general and administrative expenses generally consisted of: (i) bank service charges of $1,255 (2012: $349); (ii) contractual temporary labor of $3,010 (2012: $20,428); (iii) filing and service fees of $12,843 (2012: $12,361); (iv) insurance of $8,289 (2012: $17,403); (v) postage and delivery of $3,869 (2012: $1,251); (vi) rent of $9,954 (2012: $6,981); (vi) supplies of $6,154 (2012: $1,996); (vii) telephone of $3,951 (2012: $3,246); (viii) other of $15,207 (2012: $588); (ix) travel $25,955 (2012: $25,042); (x) utilities of $2,044 (2012: $2,026); (xi) advertising and promotion $4,935 (2012: $1.140); and (xii) depreciation of $2,880 (2012: $4,800).

During the three month period ended September 30, 2013, our professional fees consisted of: (i) accounting fees of $24,250 (2012: $74,515); (ii) engineering fees of $60,000 (2012: $30,000); (iii) legal fees of $8,607 (2012: $6,249); (iv) investor relations fees of $225,500 (2012: $0); (v) management and operations $16,200 (2012: $0); and (vi) marketing and promotion $76,641 (2012: $84,767).

Operating expenses incurred during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 increased primarily due to the increase in salaries and benefits of $38,607 and in professional fees of $215,166.

Our net operating loss during the three month period ended September 30, 2013 was ($540,618) compared to a net operating loss of ($192,139) during the three month period ended September 30, 2012.

Table of Contents	-19-

During the three month period ended September 30, 2013, we incurred interest expense in the amount of ($9,146) (2012: ($5,650).

After deducting other expense, we realized a net loss of ($549,764) or ($0.00) per share for the three month period ended September 30, 2013 compared to a net loss of ($197,789) or ($0.00) per share for the three month period ended September 30, 2012. The weighted average number of shares outstanding was 198,397,265 for the three month period ended September 30, 2013 compared to 169,836,399 for the three month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2013

As of the nine month period ended September 30, 2013, our current assets were $244,993 and our current liabilities were $1,457,763, which resulted in a working capital deficit of $1,212,770. As at the nine month period ended September 30, 2013, current assets were comprised of: (i) $113,190 in cash; (ii) $40,577 in accounts receivable; (iii) $25,446 in inventory; and (iv) $65,780 in prepaid expenses. As at the nine month period ended September 30, 2013, current liabilities were comprised of: (i) $474,768 in accounts payable and accrued expenses; (ii) $77,537 in deferred compensation; (iii) $161,704 in accrued and withheld payroll taxes payable; (iv) $35,625 in accrued interest payable; (v) $$225,000 in accrued royalties payable; (vi) $235,622 in loans from stockholders; (vii) $136,640 in notes payable; (viii) $110,867 in deferred revenue.

As of September 30, 2013, our total assets were $262,278 comprised of: (i) $244,993 in current assets; (ii) property and equipment (net) of $14,413; and (iii) $2,872 in deposits. The decrease in total assets during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in inventory.

As of September 30, 2013, our total liabilities were $1,510,672 comprised of: (i) $1,457,763 in current liabilities; and (ii) $52,909 in long term portion of notes payable. The decrease in liabilities during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in stock settlement payable, accounts payable and deferred revenue.

Stockholders’ deficit decreased from ($1,511,815) for fiscal year ended December 31, 2012 to ($1,248,394) for the nine month period ended September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2013, net cash flows used in operating activities was $478,0296 compared to net cash flows used in operating activities of $356,534 for the nine month period ended September 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $1,400,389 (2012: $596,016), which was partially adjusted by: (i) $240,547 (2012: $146,250) in common stock issued/issuable in payment of services; (ii) $8,642 (2012: $14,400) in depreciation and amortization; (iii) $450,000 (2012: $-0-) in stock option compensation; (iv) $225,000 (2012: $29,532) in preferred stock issued/issuable in payment of services.

Net cash flows used in operating activities was further changed by: (i) $1,098 (2012: ($35,932) in accounts receivable; (ii) $116,618 (2012: ($5,816) in inventories; (iii) $0.00 (2012: $12,600) in pre-paid expenses; (iv) ($115,529) (2012: $75,484) in accounts payable; (v) $49,435 (2012: $66,117) in accrued expenses; (vi) $45,573 (2012: $29,906) in accrued interest; (vii) $5,818 (2012: $5,263) in payroll taxes payable; and (viii) $105,109 (2012: $337,874) in deferred revenue.

Table of Contents	-20-

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2013, net cash flows used in investing activities was ($6,905) for purchase of equipment of $6,905 compared to net cash flows used in investing activities of ($1,948) consisting of purchase of equipment for the nine month period ended September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2013, net cash flows provided from financing activities was $491,210 compared to $332,468 for the nine month period ended September 30, 2012. Cash flows from financing activities for the nine month period ended September 30, 2013 consisted of: (i) $385,000 in proceeds from sales of common stock; (ii) $100,000 in proceeds from issuable common stock; and (iii) $21,210 in loans received from stockholders, which was offset by $15,000 in principal payments on loans payable.

Cash flows from financing activities for the nine month period ended September 30, 2012 consisted of: (i) $322,500 in proceeds from sales of common stock; (ii) $31,082 in loans from stockholders, which was offset by ($21,114) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $1,400,389 at September 30, 2013 and $888,022 at December 31, 2012. We had insufficient funds to deliver our backlog in the last half of 2012 through the present. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Our independent registered accounting firm included an explanatory paragraph December 31, 2012, in their reports on the accompanying financial statements for December 31, 2012 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Table of Contents	-21-

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. We renewed the lease for one year commencing February 1, 2013 and expiring December 31, 2013. The base rent had been $3,047 per month with an annual rent escalator of 3%. Under the current renewal the monthly lease payment is $3,077.

Our total current liabilities decreased to $1,382,763 at the nine month period ended September 30, 2013 compared to $1,881,855 at fiscal year ended December 31, 2012. As of September 30, 2013, our short and long term notes payable consist of the following:

●	We have a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $78,916. Interest is payable monthly at 7.5% per annum and the loan is due during 2016. The line of credit was used to purchase inventory and equipment for our fiber optics business.
●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $5,633 Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.
●	An unsecured loan from an investor with an outstanding balance of $55,000 payable in monthly installments of $5,000 until paid in full. The loan bears no interest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Table of Contents	-23-

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our nine month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will take steps during 2013 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Table of Contents	-24-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Offering.

During the nine months ended September 30, 2013, we issued 15,166,667 shares to four investors and those are an additional 4,000,000 shares issuable to one investor for cash at $0.025 to $0.03 per share for a total of $485,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in private transactions to two investors. Such investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities All of the investors were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. All of the purchasers understood the economic risk of an investment in our securities. Neither we nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

Settlement of Note

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

Consulting Services

We issued an aggregate of 4,233,333 shares of our registered common stock in addition to an additional 3,600,000 shares issuable as of September 30, 2013 at per share prices of $0.01 to $0.03 in payment of services amounting to $170,000 to nine consultants for services rendered. The shares were issued in a private transaction to three United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Table of Contents	-25-

Settlement of Loans

We issued 2,000,000 shares and there are additional 3,000,000 shares issuable as of September 30, 2013 in payment of loans in the amount of $128,500, 4,500,000 shares were issued in payment of accounts payable amounting to $90,900 and 1,500,000 shares were issued in payment of a patent in the amount of $30,000. In addition, 3,000,000 shares of common stock were issued in payment of accounts payable amounting to $28,500 and 1,839,000 shares of common stock plus 1,000,000 shares of preferred stock were issued in payment of deferred compensation in the amount of $151,839. Lastly, 3,000,000 shares of common stock were issued in payment of loans in the amount of $15,000 and 1,000,000 shares of common stock were issued in payment of accrued interest in the amount of $75,000. The shares were issued in a private transaction to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

Table of Contents	-26-

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: November 19, 2013	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	-27-