Form 10-K
period 2013-12-31
VIEW SYSTEMS INC
filed 2014-04-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Table of Contents

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2013 was $5,326,493.36.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 248,030,860 shares of common stock are outstanding as of April 11, 2014.

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

Table of Contents	2

Table of Contents	3

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

Table of Contents	4

Historically, we have relied upon exclusive technology licensing agreements with federal departments to license and distribute the ViewScan technology. In anticipation of the expiration of federal licenses, we developed propriety components and made sufficient engineering design changes to the ViewScan product to lower production costs and to accommodate the price points required by competitive pressures. By redesigning the ViewScan, we offset the impact of the expiration of our license agreements and continued to capitalize on the competitive advantage we had in the markets we had entered. We have a similar strategy for the Visual First Responder, which is now in its third generation.

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

Table of Contents	5

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

3D Facial Recognition Technology - Animetrics Inc.

On August 9, 2012, we entered into a partnership with Animetrics Inc. ("Animetrics"), a leading developer of advanced 3D facial recognition and identify management solutions (the "Animetrics Agreement"). In accordance with the terms and provisions of the Animetrics Agreement, we will integrate Animetrics' next-generation 3D facial recognition technology into its concealed weapons detection systems used for security screening at correctional facilities, stadiums, courthouses, schools and other public facilities. Our ViewScan Concealed Weapons Detector is a walk-through portal which uses advanced magnetics technology to accurately pinpoint threat objects on a visual image of the subject. The system is sensitive enough to locate items such as hidden razor blades and cellular phones but will ignore common objects such as coins, keys and belt buckles. The initial objective is to integrate Animetrics' facial identify management software, the FaceR identity management solution (FIMS) onto our ViewScan, incorporating next generation facial recognition and investigative face biometric capabilities into the weapons detection and identification system. We also plan to utilize Animetrics' cloud-based FaceR FIMS and its suite of FaceR facial biometric identify and screening applications, including FaceR Mobile ID, FaceR Credential Me and ForensicaGPS across its entire portfolio of security and surveillance systems and applications.

Table of Contents	6

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

National Security Resources

On February 9, 2012, we entered into a partnership (the "Partnership") with National Security Resources, Inc., a facial recognition company ("National Security Resources"). In accordance with the Partnership, we will work together with National Security Resources to develop and deliver an integrated solution for a combined technology line. We intend to integrate National Security Resources' advanced "scan and match facial recognition" ability into our concealed weapons detection ViewScan.

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

Table of Contents	7

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

Table of Contents	8

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

Visisys Ltd.

Our partnership with Visisys, Ltd. has been terminated. There were no sales in either 2011 or 2010 from this partnership, but the termination of the partnership did not impact our balance sheet materially. We believe that Visisys, Ltd. has gone out of business.

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

Table of Contents	9

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

Table of Contents	10

Marketing of the MINI can be viral through use of Internet search engine optimization. During 2011 we did not have the financial resources to market the MINI.

MAJOR CUSTOMERS

On October 9, 2012, we were selected for installation of its enhanced and new ViewScan VS-1000 weapons detection and access control product for installation in seventeen Detroit Public Schools. The ViewScan VS-1000 was introduced at the annual ASIS Security Conference and Exposition in Philadelphia in 2011 and has been chosen by multiple companies to be used for access control. The first installations were made in the Detroit Public Schools in September 2011. To date, we have installed out ViewScan systems in the Bayview Electric ESS School, Wiltec Electronic Security Group, Fox Command Center, Detroit Police Department, Harper Woods School, Blueline and have rented equipment to Pinkerton and Harper Woods School. The improved WiewScan VS-1000 system senses the smallest reading without being affected by environmental disturbances and structural elements such as reinforced concrete and metal door frames. Unlike ordinary metal detectors, the ViewScan VS-1000 system can be placed directly next to each other and still function correctly. The ViewScan VS-1000 system was also used at the National Democratic Convention.

During 2011, we had 21 ViewScan systems ordered by correctional facilities and 60 units ordered by domestic schools and police departments. We also received purchase orders for a total of 12 ViewScan units from a customer in Bangladesh.

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

Table of Contents	11

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

RESEARCH AND DEVELOPMENT

We outsource improvements or changes when requested by customers and warranted financially. For the years ended December 31, 2013 and December 31, 2012, we have spent approximately $21,977 and $10,000, respectively, on research and development.

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

Table of Contents	12

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

We have incurred losses for the past two fiscal years which consists of a net loss of $2,008,101 for 2013 and a net loss of $888,022 for 2012. In addition, we had an accumulated deficit of $27,611,046 at December 31, 2013, as compared with $25,602,945 at December 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of $2,008,101 for fiscal year ended December 31, 2013 and net cash used in operations of $784,570 for the fiscal year ended December 31, 2013. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2014, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2013 and 2012 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2013 was $2,008,101 and our net loss for the year ended December 31, 2012 was $888,022. Our retained deficit was $27,611,046 at December 31, 2013. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2013. In recognition of such, our

Table of Contents	13

independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2013, and December 31, 2012 that expressed substantial doubt regarding our ability to continue as a going concern.

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

Table of Contents	14

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

Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

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

WE HAVE NOT REGISTERED COPYRIGHTS FOR OUR VIEWSCAN PRODUCTS, WHICH MAY LIMIT OUR ABILITY TO ENFORCE THEM.

Table of Contents	15

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 248,030,860 shares of common stock issued and outstanding and 3,489,647 shares of preferred stock issued and outstanding. Currently, our directors and executive officers collectively hold approximately 21.96% of the voting power of our common and 59.88% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer's voting preferred stock, our directors and officers have the power to vote approximately 81.84% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this Annual Report. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

Table of Contents	16

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

For fiscal year ended 2013, we did not adequately implement certain internal controls, particularly with respect to revenue reporting, and made certain other accounting errors in our financial statements for the year ended December 31, 2010 and for the interim periods of March 31, 2011, June 30, 2011, and September 30, 2011. Due to accounting errors, we had to restate our financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. We had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding. Because of the errors that are being corrected, we have restated our belief that our internal controls over financial reporting were effective to conclude that they were not effective.

Although we have taken steps to correct our identified material weaknesses in our internal controls and have revised our interim financial disclosures for periods in 2011, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we believe we have corrected any material weaknesses in our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

For fiscal year ended December 31, 2012, we have remedied our control deficiencies over our revenue recognition. In 2013, we identified a material weakness because we did not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of our business. We intend to address this material weakness by reviewing our business. We intend to address this material weakness by reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

Table of Contents	17

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

Table of Contents	18

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

The market price of our common stock may be higher or lower than the price you may pay for your shares. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	variations in our quarterly operating results;
●	loss of a key relationship or failure to complete significant transactions;

Table of Contents	19

●	additions or departures of key personnel; and
●	fluctuations in stock market price and volume.

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

As of the date of this Annual Report, all of our common stock held by non-affiliates that was issued before December 31, 2013 and was either issued in a registered offer for sale or exchange or has been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with 100% of our common stock issued prior to December 31, 2011 to non-affiliates being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a three-year non-cancellable operating lease, which expires December 2014. This location serves as both our principal executive office and the manufacturing and assembly location for our proprietary products.

Table of Contents	20

The original base rent had been $3,077 per month with an annual rent escalator of 3%. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $44,652 and $45,941 for the period ended December 31, 2013 and 2012, respectively.

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2012:	High	Low
Fourth Quarter	$0.04		$0.00
Third Quarter	$0.043		$0.00
Second Quarter	$0.043		$0.00
First Quarter	$0.03		$0.00

FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.301	`	0.0001
Third Quarter	$0.035		$0.0378
Second Quarter	$0.04		$0.037
First Quarter	$0.025		$0.019

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of December 31, 2013, there were approximately 402 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other

Table of Contents	21

things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000	(1)	-	36,340,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	10,000,000		-	36,340,900

(1)	Represents shares reserved for the Company’s 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company’s 2010 Service Provider Stock Compensation Plan.

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

Table of Contents	22

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

Other Information about the 2010 EIP

The 2010 EIP will terminate in 2020 unless terminated earlier by our Board or extended by our Board with the approval of the stockholders.

Table of Contents	23

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

Table of Contents	24

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

Grant of Options under the 2010 SCP. During fiscal year ended December 31, 2013, we granted an aggregate of 10,000,000 stock options to one of our directors. The stock options are exercisable into shares of common stock at $0.03 per share for a period of ten years. As of the date of this Annual Report, none of the stock options have been exercise. See "Item 11. Executive Compensation".

INFORMATION RELATING TO OUTSTANDING SHARES

As of March 31, 2014, there were 248,030,860 shares of our common stock issued and outstanding and 3,489,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 56,673,399 shares are owned by officers, directors and principal stock holders) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2013 and to current date, we issued an aggregate of 39,241,778 shares of unregistered common stock and 1,400,000 Series A preferred shares as follows.

Table of Contents	25

Common Stock -2013

During fiscal year ended December 31, 2013, we issued an aggregate 13,111,904 shares of our restricted common stock at a per share price of ranging from approximately $0.0200 to $0.0560 approximately sixteen vendors relating to expenses incurred in the amount of $328,000. The expenses were primarily related to professional services rendered. The 13,111,904 shares were issued in a private transaction to sixteen United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The vendors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended December 31, 2013, we issued an aggregate 4,500,000 shares of our restricted common stock at a per share price of approximately $0.02 to two creditors relating to accounts payable of $90.900. The 4,500,000 shares were issued in a private transaction to two United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended December 31, 2013, we issued an aggregate 2,,000,000 shares of our restricted common stock at a per share price of approximately $0.005 relating to accounts payable and to one note holder relating to principal of $7,500 due and owing. The 2,000,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The note holders acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

Common Stock - Issued in 2014

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 23,371,111 shares of our restricted common stock (which were issued subsequent to December 31, 2013) as follows: (i) 11,911,111 shares at a per share price of approximately $0.018 to investors resulting in gross proceeds of $217,500; (ii) 6,660,000 shares of common stock at a per share price of $0.018 to consultants in payment of services rendered in the aggregate amount of $121,500; (iii) 1,400,000 shares of common stock at a per share price of $0.021 in payment of services of $30,000; and (iv) 3,400,000 shares of common stock at a per share price of $0.049 to creditors in payment of notes payable and accrued interest of $169,720. The 23,371,111 shares were issued in a private transaction to ___ United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Table of Contents	26

Preferred Stock - 2013

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 500,000 shares of our Series A preferred stock at a per share price of approximately $0.45 to a consultant relating to professional services rendered in the amount of $225,000. The 500,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 1,000,000 shares of our Series A preferred stock at a per share price of approximately $0.43 to one of the members of our Board of Directors as payment for compensation. The 1,000,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

USE OF PROCEEDS FROM REGISTERED SECURITIES

2010 Registration Statement

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

2014 Registration Statement

On March 10, 2014, we filed a registration statement with the Securities and Exchange Commission Form S-1 to register 100,000,000 shares of our common stock at a per share price of $0.04 to raise up to $4,000,000.00 in proceeds and to register 6,000,000 shares on behalf of two selling shareholders. The SEC file number of the registration statement is 333-169804. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new

Table of Contents	27

technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock. The offering price for the Company’s shares registered in the offering is $0.04 per share for an aggregate offering price of $4,000,000.00.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2013 and 2012 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

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

During fiscal years ended December 31, 2013 and 2012, we received 47% and 22% of our product sales revenue from a single state municipal agency. If a significant decrease in this revenue occurs in subsequent years it could have a material effect on our financial results.

Our strategy for 2014 for ViewScan will be to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows. When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

Table of Contents	28

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

No Merger or Acquisition Pending in 2014

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

Having our registration statement declared effective proved to be only the first step in pursuit of restructuring our debts with the help of a registered securities offering. Two circumstances, which may be related, prevented our progress: (1) we have not secured a suitable investment banking relationship through which to underwrite all or part of the offering; and (2) our common stock traded in 2011 at share prices below the $0.02 per share fixed price of the offering, making it impossible to find public buyers for registered stock. We anticipate that we will have greater success in 2014 in selling stock registered in an offering because in our first quarter of 2012 we made our first sales of our registered shares. This registration statement by its terms expired on March 25, 2012.

Pending Form S-1 Registration Statement

On March 10, 2014, we filed a registration statement with the Securities and Exchange Commission Form S-1 to register 100,000,000 shares of our common stock at a per share price of $0.04 to raise up to $4,000,000.00 in proceeds and to register 6,000,000 shares on behalf of two selling shareholders. The SEC file number of the registration statement is 333-169804. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered Common Stock. The offering price for the Company’s shares registered in the offering is $0.04 per share for an aggregate offering price of $4,000,000.00.

Table of Contents	29

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2013 and 2012 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2013	2012
Revenues, net	$550,693	$850,456
Cost of sales	317,242	420,543
Gross profit (loss)	233,451	429,913
Total operating expenses	1,747,149	1,296,925
Loss from operations	(1,513,698)	(867,012)
Total other income (expense)	(494,403)	(21,010)
Net loss	(2,008,101)	(888,022)
Net loss per share	$(0.01)	$(0.01)

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2013 and 2012.

	2013	2012
ViewScan/VFR	$424,266	$661,465
Warranty	90,040	104,603
Surveillance Package	-0-	-0-
Fiber-optic installation	13,290	28,730
Service, installation, training, etc	23,097	55,658
Total	$550,693	$850,456

Our sales backlog at December 31, 2013, was $-0--and our backlog at December 31, 2012 was $257,000. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products weeks or months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

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

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012.

Our net loss for fiscal year ended December 31, 2013 was ($2,008,101) compared to a net loss of ($888,022) during fiscal year ended December 31, 2012 (an increase in net loss of $1,135,104).

We generated revenues of $550,693 during fiscal year ended December 31, 2013 compared to $850, 456 during fiscal year ended December 31, 2012. During fiscal year ended December 31, 2013, revenue consisted of: (i) $460,653 (2012: $745,852) in product sales and installation; and (ii) $90,040 (2012: $104,604) in extended warranties.

The concealed weapons system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. Revenue recognition may be delayed for other reasons. Product

Table of Contents	30

We generated revenues of $550,693 during fiscal year ended December 31, 2013 compared to $850, 456 during fiscal year ended December 31, 2012. During fiscal year ended December 31, 2013, revenue consisted of: (i) $460,653 (2012: $745,852) in product sales and installation; and (ii) $90,040 (2012: $104,604) in extended warranties.

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

We have experienced a decrease in sales of our products which resulted in decreased revenues for fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012. We believe the decline in decreased revenues was due to the conclusion of a major sales contract during the quarter ended March 31, 2013 and a slight decline in the demand for our security products.

Cost of goods sold decreased during fiscal year ended December 31, 2013 to $317,242 from $420,543 incurred during fiscal year ended December 31, 2012, resulting in a gross profit of $233,451 for fiscal year ended December 31, 2013 compared to a gross profit of $429,913 for fiscal year ended December 31, 2012. During fiscal year ended December 31, 2013, the prevailing trend of decreasing cost of goods sold was due to a decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during fiscal year ended December 31, 2013 as compared to fiscal year ended December 31, 2012.

During fiscal year ended December 31, 2013, we incurred operating expenses of $1,747,149 compared to $1,296,925 incurred during fiscal year ended December 31, 2012 (an increase of $450,224). These operating expenses incurred during fiscal year ended December 31, 2013 consisted of: (i) general and administrative of $341,390 (2012: $361,393); (ii) professional fees of $1,037,204 (2012: $623,352); and (iii) salaries and benefits of $368,555 (2012: $312,180).

During fiscal year ended December 31, 2013, our general and administrative expenses generally consisted of: (i) advertising and promotion of $10,394; (ii) advertising and promotion - trade shows of $1,104; (iii) bank service charges of $4,396; (iv) contractual temporary labor of $22,924; (v) filing and service fees of $33,066; (vi) insurance - auto of $3,332; (vii) liability insurance of $7,975; (viii) postage and delivery of $13,674; (ix) rent of $44,652; (x) supplies of $23,848; (xi) telephone of $13,495; (xii) travel of $97,501; (xiii) utilities of $9,597; (xiv) depreciation of $12,597; (xv) product development of $21,997; (xvi) auto and truck of $5,144; (xvii) dues and subscriptions of $1,847; and (xviii) other of $13,847.

During fiscal year ended December 31, 2013, our professional fees consisted of: (i) accounting fees of $108,988; (ii) engineering fees of $144,200; (iii) legal fees of $30,077; (iv) marketing and promotional fees of $230,064; (v) management and operations of $209,500;and (vi) investor relations of $314,375.

Operating expenses incurred during fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012 increased primarily due to the increase in professional fees of $413,852 and salaries and benefits of $56,375. The increase in professional fees was related to necessary increases in accounting, auditing and legal fees

Table of Contents	31

to improve the quality and timeliness of financial reporting. The increase in salaries and benefits related primarily to an increase in personnel at a time when we increased our sales efforts.

Our loss from operations during fiscal year ended December 31, 2013 was ($1,513,698) compared to a loss from operations of ($867,012) during fiscal year ended December 31, 2012.

During fiscal year ended December 31, 2013, we realized other income/expense in the total amount of $494,403 consisting of: (i) gain from renegotiated debt of $43,561 (2012: $41,010); (ii) stock compensation expense of ($450,000) (2012: $-0-); (iii) bad debt expense of $7,848 (2012: $-0-);and (iv) interest expense of ($80,116) (2012: $(62,020)). The increase in interest expense was due to a decrease in interest bearing notes payable. During fiscal year ended December 31, 2013, we realized stock compensation based on issuance of shares as compensation for salaries. Therefore, this resulted in total other expense during fiscal year ended December 31, 2013 of ($494,403) compared to total other expense during fiscal year ended December 31, 2012 of ($21,010).

After deducting other expense, we realized a net loss of ($2,008,101) or ($0.01) for fiscal year ended December 31, 2013 compared to a net loss of ($888,022) or ($0.01) for fiscal year ended December 31, 2012. The weighted average number of shares outstanding was 194,843,005 for fiscal year ended December 31, 2013 compared to 157,505,068 for fiscal year ended December 31, 2012.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2013

As of December 31, 2013, our current assets were $156,500 and our current liabilities were $1,419,772, which resulted in a working capital deficit of $1,263,272. As of December 31, 2013, current assets were comprised of: (i) $53,078 in cash; (ii) $46,424 in accounts receivable (net of allowance for doubtful accounts of $-0-); (iii) $24,109 in inventory; and (iv) $32,889 in prepaid expenses. As of December 31, 2013, current liabilities were comprised of: (i) $357,803 in accounts payable and accrued expenses; (ii) $124,190 in deferred compensation; (iii) $170,509 in accrued and withheld payroll taxes payable; (iv) $43,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $251,054 in loans from stockholders; (vii) $126,116 in notes payable; and (viii) deferred revenue of $121,975.

As of December 31, 2013, our total assets were $169,764 comprised of: (i) $156,500 in current assets; (ii) property and equipment (net) of $10,392; and (iii) $2,872 in deposits. The decrease in total assets during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the substantial decrease in inventory, cash and prepaid expenses.

As of December 31, 2013, our total liabilities were $1,465,870 comprised of: (i) $1,419,772 in current liabilities; and (ii) $46,098 in long term portion of notes payable. The decrease in liabilities during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in accounts payable and accrued expenses, stock settlement payable and deferred revenue.

Stockholders’ deficit decreased from ($1,511,815) for fiscal year ended December 31, 2012 to ($1,296,106) for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2013, net cash flows used in operating activities was $784,570 compared to $262,599 for fiscal year ended December 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $2,008,101 (2012: $888,022), which was partially adjusted by: (i) $585,438 (2012: $479,396) in common stock issued for payment of services; (ii) $225,000 (2012: $44,297) in preferred stock issued for services; (iii) $12,597 (2012: $14,976) in depreciation; (iv) a gain of ($43,561) (2012: ($41,010)) from re-negotiated debt; (v) $16,133 (2012: $15,000) in interest expense paid with stock; (vi) $450,000 (2011: $-0-) in stock option expense; and (vii) $7,848 (2012: $-0-) in bad debt loss from impairment.

Table of Contents	32

Net cash flows used in operating activities was further changed by: (i) increase of ($12,597) (2012: $36,547) in accounts receivable; (ii) $117,956 (2012: ($19,284) in inventories; (iii) $-0- (2012: ($29,100) in pre-paid expenses; (iv) decrease of ($188,953) (2012: $211,811) in accounts payable and accrued expenses; (v) $96,088 (2012: ($47,411)) in deferred compensation; (vi) $14,623 (2012: $18,490) in payroll taxes accrued and withheld; (vii) $36,960 (2012: $27,045) in accrued interest; and (viii) ($94,001) (2012: ($182,102)) in deferred revenue.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2013, net cash flows used in investing activities was $6,839 compared to $-0- for fiscal year ended December 31, 2012, which related to additions to fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2013, net cash flows provided from financing activities was $737,306 compared to $340,739 for fiscal year ended December 31, 2012. Cash flows from financing activities for the fiscal year ended December 31, 2013 consisted of: (i) $518,000 (2012: $322,500) in proceeds from sales of common stock; (ii) $217,500 (2012: $-0-) in proceeds from issuable common stock; (iii) $31,806 (2012: $49,006) in proceeds from stockholder loans. Net cash flows from financing activities was offset by $30,000 (2012; $30,767) in principal payments made on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $2,008,101 at fiscal year ended December 31, 2013. We had insufficient funds to deliver our backlog in the last half of 2012 through the present. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2014 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to increase but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2014 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2014. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2014, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Table of Contents	33

Our independent registered accounting firm included an explanatory paragraph December 31, 2013, in their reports on the accompanying financial statements for December 31, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. The base rent had been $3,077 per month with an annual rent escalator of 3%. Under the current renewal the current monthly lease payment is $3,464.

Our total current liabilities decreased to $1,419,772 at fiscal year ended December 31, 2013 compared to $1,881,855 at fiscal year ended December 31, 2012. As of December 31, 2013, our short and long term notes payable consist of the following:

●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $4,618. Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.
●	A term loan secured by a shareholder payable in monthly installments of $2,587 commencing December 25, 2009 but re-financed in May 2011. The loan is due in full on May 18, 2016 and interest accrued monthly at 7.5% per annum.

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

Table of Contents	34

subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3unobservable inputs. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, the Company is not required to provide this information.

Table of Contents	35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

C O N T E N T S

Table of Contents	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
View Systems, Inc. and Subsidiary
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of View Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and Subsidiary as of
December 31, 2013 and 2012, and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations in recent years and currently has negative working capital. Additionally, the Company is in default, on a number of covenants relating to outstanding debt agreements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Baltimore, Maryland

April 14, 2014

Table of Contents	37

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 20121

	2013	2012
ASSETS

Current Assets
Cash	$53,078	$107,181
Accounts receivable	46,424	41,675
Inventory	24,109	142,065
Prepaid expenses	32,889	109,062

Total current assets	156,500	399,983

Property and Equipment (Net)	10,392	16,150

Other Assets
Prepaid expenses (non-current portion)	—	27,266
Deposits	2,872	2,872

Total other assets	2,872	30,138

Total assets	$169,764	$446,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$357,803	$681,197
Deferred compensation	124,190	28,102
Accrued and withheld payroll taxes payable	170,509	155,886
Accrued interest payable	43,125	54,885
Accrued royalties payable	225,000	225,000
Loans from stockholders	251,054	199,173
Notes payable	126,116	197,058
Stock settlement payable	—	124,578
Deferred revenue	121,975	215,976

Total current liabilities	1,419,772	1,881,855

Long-Term Liabilities
Long-term portion of notes payable	46,098	76,231

Total liabilities	1,465,870	1,958,086

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 3,489,647	3,490	—
Issued and outstanding 2,989,647	—	2,990
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 222,399,749	222,399	—
Issued and outstanding 170,421,178	—	170,421
Stock settlement in process	—	(124,578)
Common stock issuable	538,720	267,000
Additional paid in capital	25,550,331	23,775,297
Accumulated deficit	(27,611,046)	(25,602,945)

Total stockholders' deficit	(1,296,106)	(1,511,815)

Total Liabilities and Stockholders' Deficit	$169,764	$446,271

Table of Contents	38

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

Revenues
Products sales and installation	$460,653	$745,852
Revenue from extended warranties	90,040	104,604

Total revenue	550,693	850,456
Cost of sales	317,242	420,543

Gross profit	233,451	429,913

Operating expenses
General and administrative	341,390	361,393
Professional fees	1,037,204	623,352
Salaries and benefits	368,555	312,180

Total operating expenses	1,747,149	1,296,925

Loss from operations	(1,513,698)	(867,012)

Other income (expense)
Gain from on renegotiated debt	43,561	41,010
Stock-based compensation expense	(450,000)	—
Bad debt	(7,848)
Interest expense	(80,116)	(62,020)

Total other income (expense)	(494,403)	(21,010)

Net loss	$(2,008,101)	$(888,022)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	194,843,005	157,505,068

Table of Contents	39

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)
For the Years Ended December 31, 2013 and 2012

						Stock
						Settlement	Additional
			Common		Stock	in Process-	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Note 13	Capital	(Deficit)

Balance, December 31, 2011	1,489,647	$1,490	131,179,400	$131,179	$—	$(124,578)	$22,820,075	$(24,714,923)

Common stock issued for cash	—	—	16,152,778	16,153	—	—	306,347	—

Common stock issued in payment of services,
accounts payable, deferred compensation and
accrued interest	—	—	23,089,000	23,089	—	—	488,912	—

Preferred shares issued in payment of
services and accounts payable	1,500,000	1,500	—	—	—	—	159,963	—

Common stock issuable (12,000,000 shares)	—	—	—	—	267,000	—	—	—

Net loss for the period ended December 31, 2012	—	—	—	—	—	—	—	(888,022)

Balance, December 31, 2012	2,989,647	2,990	170,421,178	170,421	267,000	(124,578)	23,775,297	(25,602,945)

Issuance of prior period issuable stock	—	—	12,000,000	12,000	(267,000)	—	255,000	—

Common stock issued for cash	—	—	20,866,667	20,867	—	—	497,133	—

Common stock issued for services	—	—	13,111,904	13,111	—	—	314,889	—

Common stock issued in payment of shareholder loans	—	—	1,500,000	1,500	—	—	6,000	—

Common stock issued in payment of accounts payable	—	—	4,500,000	4,500	—	—	86,400	—

Preferred stock issued for services	500,000	500	—	—	—	—	224,500	—

Stock compensation	—	—	—	—	—	—	450,000	—

Stock settlement	—	—	—	—	—	124,578	(58,888)	—

Common stock issuable (23,371,111 shares)	—	—	—	—	538,720	—	—	—

Net loss for the period ended December 31, 2013	—	—	—	—	—	—	—	(2,008,101)

Balance, December 31, 2013	3,489,647	$3,490	222,399,749	$222,399	$538,720	$—	$25,550,331	$(27,611,046)

Table of Contents	40

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,008,101)	$(888,022)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	12,597	14,976
Common stock issued/issuable in payment of services	585,438	479,396
Preferred stock issued in payment of services	225,000	44,297
Stock option expense	450,000	—
Bad debt	7,848
(Gain) loss from renegotiated debt	(43,561)	(41,010)
Interest expense paid with stock	16,133	15,000

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(12,597)	36,547
Inventories	117,956	19,284
Prepaid expenses	—	29,100
Increase (decrease) in cash from:
Accounts payable and accrued expenses	(188,953)	211,811
Deferred compensation	96,088	(47,411)
Payroll taxes accrued and withheld	14,623	18,490
Accrued interest	36,960	27,045
Deferred revenue	(94,001)	(182,102)
Net cash used in operating activities	(784,570)	(262,599)

Cash flows from investing activities:
Additions to fixed assets	(6,839)	—

Cash flows from financing activities:
Proceeds from sales of common stock	518,000	322,500
Proceeds from issuable common stock	217,500	—
Proceeds/payments from stockholders loans	31,806	49,006
Principal payments on notes payable	(30,000)	(30,767)

Net cash provided by financing activities	737,306	340,739

(Decrease) increase in cash	(54,103)	78,140

Cash at beginning of period	107,181	29,041

Cash at end of period	$53,078	$107,181

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2013	2012

Cash paid for:
Interest	$910	$680

Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Notes payable paid down with common stock issuable	$111,000	$—
Accrued interest paid with issuable common stock	$48,720	$60,000
Loans from stockholders paid with common stock	$17,500	$15,000
Accounts payable and accrued expense paid with common stock	$90,900	$137,001
Accounts payable paid with issuable stock	$—	$10,104
Stock settlement payable	$124,578	$—
Issuance of common stock issuable	$267,000	$—
Notes payable paid by shareholder	$35,075	$—
Common stock issued for prepayment of services	$20,000	$285,000
Preferred stock issued for prepayment of services	$—	$118,125
Deferred compensation paid with common stock	$—	$43,338

Table of Contents	41

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company recognized bad debt expense of $7,848 and $0 for the years ended December 31, 2013 and 2012, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the years ended December 31, 2013 and 2012, respectively.

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

Table of Contents	42

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in-first-out method (LIFO). As of December 31, 2013 and 2012 the Company’s inventory consisted of a number of assembled units as well as unassembled parts of the product.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2013 and 2012 amounted to $12,597 and $14,976, respectively.

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

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2010. The company policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended December 31, 2013 and 2012 were $11,497 and $10,808, respectively.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 “ Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

Financial Instruments

Table of Contents	43

For most financial instruments, including cash, accounts receivable, accounts payable and accruals, management believes that the carrying amount approximates fair value, as the majority of these instruments are short-term in nature.

Stock-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3 unobservable inputs. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2013 and 2012 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Net Loss	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2013	$(2,008,101)	$194,843,005	$(0.01)

Year ended December 31, 2012	$(888,022)	$157,505,608	$(0.01)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2013 and 2012, the Company incurred net losses of $2,008,101 and $888,022, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during the remainder of 2014 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

Table of Contents	44

As previously noted the Company is currently in default on a $50,000 loan from a stockholder.

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

Table of Contents	45

4. NOTES PAYABLE

Notes payable as of December 31, 2013 and December 31, 2012 consists of the following:

	2013	2012
Stockholder
An unsecured loan from a stockholder which is payable on demand with interest at 12%. The note was dated November 1, 2007 and the note matures and the principal is payable upon the demand of the lender. The note was paid in full during 2013 primarily through the issuance of common stock issuable.	$—	$116,000

Investor
An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is the amount due as a result of a settlement of the stock settlement payable mentioned below.	45,000	—

Lafayette Community Bank
A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 7.5% per annum.	72,596	97,185

Stockholder
Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 so this debt is currently in default.	50,000	50,000

Chase
Equipment loan to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum.	4,618	10,104

TOTAL	172,214	273,289

Less current portion	126,116	197,058

Non-current portion	$46,098	$76,231

Principal payments for the next five years:

2014	$126,116
2015	28,555
2016	17,543
Thereafter	—

TOTAL	$172,214

Table of Contents	46

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of approximately $20 million as of December 31, 2013 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine of any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2013 are as follows:

Effect of net operating loss carry forward	$10,986,000
Less evaluation allowance	(10,986,000)
Net deferred tax asset	$—

The components of income tax expense (benefit) are as follows:

	Year ended
	December 31	December 31
	2013	2012
Net loss per financial statements which approximates net loss
per income tax returns	$(2,008,101)	$(88,022)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(843,400)	(373,000)
Less valuation allowance	843,400	373,000

Net income tax expense	$—	$—

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

Due to continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

Table of Contents	47

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

During 2013 the Board of Directors authorized the issuance of an additional 500,000 shares of Series A Preferred Stock in payment of professional services in the amount of $225,000.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2014. The original base rent was $3,077 per month with a 3% annual rent escalator clause.The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $44,652and $45,941 for the periods ended December 31, 2013 and 2012, respectively.

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

During 2013 and 2012, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2013 13,111,904 shares of common stock were issued in payment of expenses and prepaid expenses amounting to $328,000.

For the year ended December 31, 2012 14,250,000 shares of common stock were issued in payment of expenses and prepaid expenses amounting to $285,000.

Table of Contents	48

For the year ended December 31, 2012 1, 500,000 shares of preferred stock were issued in payment of expenses and liabilities amounting to $161,463.

In addition, 4,500,000 shares of common stock were issued during 2013 in payment of accounts payable of $90,900 and another 1,500,000 shares of common stock were issued in payment of notes payable of $7,500.

In addition, shares of common stock were issued in 2012 in payment of accounts payable amounting to $28,500, in payment of accrued compensation of $108,501, in payment of notes payable of $15,000 and accrued interest of $75,000.

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

Stock Options

Certain nonqualified stock options were issued during the year ended December 31, 2013 to a member of the board of directors as compensation for services performed.

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Outstanding at January 1, 2013	—	$—	—	$—
Granted	15,000,000	$0.03	4.14	$—
Exercised	—	$—	—	$—
Forfeited	(5,000,000)	$—	—	$—
Outstanding at December 31, 2013	10,000,000	$0.03	4.14	$—

Exercisable at December 31, 2013	10,000,000	$0.03	4.14	$—

Table of Contents	49

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

	Year ended
	December 31	December 31
	2013	2012

Annual Dividend	—	NA
Expected Life (in years)	5	NA
Risk Free Interest Rate	0.78%	NA
Expected Volatility	325.25%	NA

The 10,000,000 options granted for the year ended December 31, 2013 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $31,806 and 49,006 for the years ended December 31, 2013 and 2012, respectively. The total balance due on unstructured loans from shareholders amounted to $251,054 and $199,173 at December 31, 2013 and 2012, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

During the year ended December 31, 2013 a Board member provided professional services to the Company for which he was paid $25,000 in cash and awarded 7,113,333 shares of common stock with a value of $173,500. Of the total shares 1,680,000 were issued subsequent to December 31, 2013 and are reflected on the financial statements as issuable common stock.

During the year ended December 31, 2012 the Company’s Chief Executive Officer was issued 1,000,000 shares of convertible preferred stock as a payment for compensation accrued during 2012 and 2011 in the amount of $43,338. He was also issued 1,839,000 shares of common stockas a payment for compensation accrued during 2011 and 2012 in the amount of $108,501. In addition, in December 2012 the Board of Directors authorized the issuance of 8,000,000 shares of common stock to the Chief Executive Officer as payment for compensation accrued during 2011 and 2012 in the amount of $160,000. These shares were issued subsequent to December 31, 2012 and are reflected on the financial statements as issuable common stock.

10. STOCK SETTLEMENT IN PROCESS

During 2006 the Company negotiated a loan from an individual in the amount of $100,000. Under the terms of the loan it was to be repaid in full within one year together with interest at the rate of 15% per annum. The Company was unable to pay the loan when due and under the threat of litigation the note holder was given 3,500,000 shares of common stock. The stock was issued on January 28, 2010. At that time the principal, accrued interest and legal fees amounted to $163,366. Under the terms of a court ordered stipulation agreement if the note holder was unable to liquidate the stock in full payment of the stipulated amount then the Company would be obligated to issue more stock to him to make up for the shortage.As a part of the agreement the note holder is required to account for proceeds realized from the sales of stock. The note holder has yet to report any stock sales so this settlement is considered to be in process.

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

Table of Contents	50

Subsequent to June 30, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. As of December 31, 2013 the balance due on this agreement was $45,000.

11. ISSUABLE COMMON STOCK

During 2013 the Board of Directors authorized the issuance of 23,371,111 shares of common stock that were not issued until after December 31, 2013. These authorizations were 11,911,111 shares for $217,500 of cash, 6,660,000 shares of common stock in payment of services amounting to $121,500, 1,400,000 shares of common stock in payment of accounts payable of $30,000 and 3,400,000 shares in payment of notes payable and accrued interest of $169,720.

During December 2012 the Board of Directors authorized the issuance of 12,000,000 shares of common stock in payment of services in the amount of $267,000. The certificates were issued subsequent to December 31, 2012.

12. JOINT VENTURE PROFIT SHARING

During 2011 the Company entered into an agreement with CRA, Inc. regarding a sale of 60 scanners to a municipal school system. Under the terms of the deal CRA, Inc. purchased all of the materials and paid substantially all of the cost, View Systems, Inc. assembled the products, shipped the scanners for installation and billed the school system. The terms of the agreement provide that each party is to share equally in the profits. As of December 31, 2012 the Company has estimated that it owed CRA $63,561 which is CRA’s share on the profit is reflected on the financial statements as a component of cost of sales. However, since the project was not completed as of December 31, 2012 the ultimate calculation of profit could be made until the job is considered completed. During 2013 the parties agreed to settle the debt for $20,000 which was paid in full prior to December 31, 2013.

13. CONCENTRATIONS

During the years ended December 31, 2013 and 2012 the Company received 47% and 22% of its product sales revenue for a single state municipal agency. The contract with this agency was completed during 2013.

14. SUBSEQUENT EVENT

On March 10, 2014 the Company filed a Form S-1 with the SEC the purpose of which is to allow the Company to sell up to 100,000,000 shares of common stock directly to the public at a stated price of $0.04 per share. The funds raised by this offering will be used to reduce debt and provide working capital. The Form S-1 is pending approval by the SEC which will take at least 30 days from the date filed.

15. CHANGE TO PRIOR FINANCIAL STATEMENT

During 2013 it was noticed that the par value of preferred stock had been incorrectly reported as $0.01 per share while the correct par value was $0.001 per share. Accordingly, an adjustment was made to decrease the total par value of preferred stock issued and increase additional paid in capital in the amount of $26,907. The adjustment is reflected in beginning balances of preferred stock and additional paid-in-capital as of December 31, 2011. This adjustment had no effect on previously reported results of operations and also had no effect on the carrying value or historical costs of any assets or liabilities.

Table of Contents	51

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

This decision to engage Stegman & Company was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Table of Contents	52

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2013 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	66	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	58	Corp. Secretary and Director	1999

Martin Maassen	71	Director	1999

Reid Miles	52	Director	2013

Table of Contents	53

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

Table of Contents	54

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2013, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2013 and 2012. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Likewise, the cash value of Messrs. Michael Burton-Prateley’s and William Paul Price’s respective compensation was determined in negotiations with Mr. Than that were ratified by Drs. Maassen and Bagnoli. The Company’s limited revenues have prevented its executive, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $120,000 in salary for 2013 and 2012.

Table of Contents	55

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2013:

Name	Salary		Position
Gunther Than (1)		$0	As Chairman of the Board, Director
		$0	As Chief Executive Officer and Treasurer
Martin Maassen		$0	As Director
Michael Bagnoli		$0	As Director
		$0	As Secretary
Reid Miles (2)	$		As Director

(1) Mr. Than is reimbursed for his motor vehicle fuel expense. Mr. Than earns an executive salary of $150,000, which is more fully discussed below in the Summary Compensation Table.

(2) Mr. Miles was granted 10,000,000 stock options valued at $450,000 at an exercise price of $0.03 per share expiring on March 1,2018 and issued 1,166,667 shares of common stock at a per share price of $0.03.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than (1)	2012	$120,000 (2)	$30,000	$108,151 43,338 160,000					$398,901
(Principal Chief Executive Officer, President and Director)	2013	120,000	$30,000						150,000

Michael Bagnoli	2012	0							0
(Secretary and Director)	2013	0							0

Martin Maassen	2012	0							0
(Director)	2013	0							0

William Paul Price	2012	0							0
(Vice President of Network Services and Director) (3)	2013	0							0

Table of Contents	56

(1) During fiscal year ended December 31, 2013, we paid an aggregate of $150,000 to Mr. Than. During fiscal year ended December 31, 2012, we paid an aggregate of $398,901 to Mr. Than as executive compensation as follows: (i) cash in the amount of $87,412; (ii) issuance of 1,839,000 shares of common stock on April 26, 2012 valued at $108,151; (iii) issuance of 1,000,000 shares of Series A preferred stock on April 26, 2012 valued at $43,338; and (iv) issuance of 8,000,000 shares of common stock on December 26, 2012 valued at $160,000. Mr. Than also receives reimbursement of motor fuel expense.

(2) Of the $120,000 salary, $87,412 was paid in cash and the remainder accrued.

(3) The Company does not consider Mr. Price to be an executive officer, but he is included in this table because he is the only other management level employee.

.

Payroll is accrued payable to Mr. Than at the rate of $10,000 per month. Therefore his annual rate of pay is $120,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Gunther Than

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

Reid Miles

On February 26, 2013, the Board of Directors authorized the execution of a consulting agreement with Reid Miles effective March 1, 2013 (the "Consulting Agreement") based upon a perceived need for additional expertise and consulting services in the refinement and execution of its strategic plan, including product strategy and technology roadmapping, development of budgets and financial operating models and our ongoing capitalization.

Table of Contents	57

In accordance with the terms and provisions of the Consulting Agreement, Mr. Miles shall: (i) assist in the preparation of updated strategic business plans, including potential market share, revenues, variable and fixed costs, capital items and projected revenues and net income; (ii) consult on our ongoing capital structure and the optimal capital planning; (iii) consult on the development of strategic partners for us, including manufacturing partners, distribution partners, fulfillment partners and capital partners; and (iv) lead the recruitment effort of a new chief executive officer and further outside board members for us to assist in our growth and overall corporate governance.

In further accordance with the terms and provisions of the Consulting Agreement, we granted to Mr. Miles an aggregate of 15,000,000 stock options with an exercise price of $0.03 per share for a five year exercise period.

Issuance of Common Stock

During fiscal year ended December 31, 2013, we issued 1,166,667 shares of common stock to Reid Miles, one of our directors. We did not issue any shares of stock to Mr. Than.

During fiscal year ended December 31, 2012, we issued to Mr. Than shares of common stock as payment towards accrued compensation as follows: (i) issuance of 1,839,000 shares of common stock on April 26, 2012 valued at $108,151; and (ii) 8,000,000 shares of common stock on December 26, 2012 valued at $160,000.

Issuance of Preferred Stock

During fiscal year ended December 31, 2012, we issued to Mr. Than shares of preferred stock as payment towards accrued compensation as follows: (i) issuance of 1,000,000 shares of Series A preferred stock on April 26, 2012 valued at $43,338.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2013 and December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 7, 2014 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial

Table of Contents	58

ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 248,030,860 shares of common stock outstanding as of April 7, 2014. The percentage of beneficial ownership of preferred stock is based upon 3,489,647 shares of preferred stock outstanding as of April 7, 2014.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED
Michael L. Bagnoli	Common	12,508,500	(1)	5.04%
40 Redwood Court
Lafayette, Indiana 47905
Martin Maassen	Common	10,829,624	(2)	4.37%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	22,169,008	(3)	8.94%
1550 Caton Center Drive, Suite E	Preferred	2,089,647		59.88%
Baltimore, Maryland 21227
Reid Miles	Common	11,166,667	(4)	4.33%
Address
All Directors and officers as a group (4 members)	Common	56,673,399	(5)	21.96%
Preferred	2,089,647	59.88%

(1) Represents 12.507,125 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2) Represents 10,000,249 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(3) Represents 22,168,383 common shares held by Mr. Than and 625 common shares held by his spouse.

(4) Of the 11,166,667 shares, 1,166,667 shares are held of record and 10,000,000 shares are represented by 10,000,000 Stock Options which are exercisable at the sole discretion of Mr. Miles into 10,000,000 shares of common stock at an exercise price of $0.03 per share.

(5) Of the 56,673,399 shares, 46,673,399 shares are held of record and 10,000,000 shares are represented by 10,000,000 Stock Options per above.

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

Table of Contents	59

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

		2013	2012
Audit fees	$		$50,000
Audit related fees		0	0
Tax fees		0	0
All other fees		0	0

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

Table of Contents	60

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

Table of Contents	61

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2014.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	April 14, 2014
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	April 14, 2014
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	April 14, 2043
Martin J. Maassen

/s/ Reid Miles	Director	April 14, 2014
Reid Miles

Table of Contents	62