Form 10-Q
period 2014-03-31
VIEW SYSTEMS INC
filed 2014-05-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2014
Common Stock, $.001 par value per share	255,980,860

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

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

Table of Contents	-3-

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$13,101	$53,078
Accounts receivable	67,150	46,424
Inventory	10,954	24,109
Prepaid expenses	—	32,889
Total current assets	91,205	156,500

Property and Equipment (Net)	8,792	10,392

Other Assets
Deposits	2,872	2,872
Total other assets	2,872	2,872

Total assets	$102,869	$169,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$504,689	$357,803
Deferred compensation	180,395	124,190
Accrued and withheld payroll taxes payable	167,550	170,509
Accrued interest payable	50,625	43,125
Accrued royalties payable	225,000	225,000
Loans from stockholders	287,855	251,054
Notes payable	114,544	126,116
Deferred revenue	135,670	121,975
Total current liabilities	1,666,328	1,419,772

Long-Term Liabilities
Long-term portion of notes payable	39,158	46,098
Total liabilities	1,705,486	1,465,870

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 3,489,647	3,490	3,490
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 248,030,860	248,030	—
Issued and outstanding 222,399,749	—	222,399
Common stock issuable	16,000	538,720
Additional paid in capital	26,119,920	25,550,331
Accumulated deficit	(27,990,057)	(27,611,046)
Total stockholders' deficit	(1,602,617)	(1,296,106)
Total Liabilities and Stockholders' Deficit	$102,869	$169,764

See Notes to Consolidated Financial Statements

Table of Contents	-4-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2014	2013

Revenues
Products sales and installation	$53,917	$320,741
Revenue from extended warranties	36,356	17,489

Total revenue	90,273	338,230
Cost of sales	19,071	197,490

Gross profit	71,202	140,740

Operating expenses
General and administrative	60,576	55,859
Professional fees	280,737	89,386
Salaries and benefits	100,019	67,488

Total operating expenses	441,332	212,733

Loss from operations	(370,130)	(71,993)

Other income (expense)
Stock compensation expense	—	(450,000)
Interest expense	(8,881)	(12,894)

Total other income (expense)	(8,881)	(462,894)

Net loss	$(379,011)	$(534,887)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	244,557,551	173,621,178

See Notes to Consolidated Financial Statements

Table of Contents	-5-

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	For the Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(379,011)	$(534,887)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	1,600	2,882
Common stock issued in payment of services	80,389	57,266
Stock option expense	—	450,000
Interest expense paid with debt	1,321	—

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(20,726)	(91,639)
Inventories	13,155	113,296
Increase (decrease) in cash from:
Accounts payable and accrued expenses	146,886	(104,226)
Deferred compensation	56,205	36,670
Payroll taxes accrued and withheld	(2,959)	8,433
Accrued interest	7,500	10,980
Deferred revenue	13,695	(86,474)
Net cash used in operating activities	(81,945)	(137,699)

Cash flows from financing activities:
Proceeds from sales of common stock	25,000	35,000
Proceeds/payments from stockholders loans	29,040	16,861
Principal payments on notes payable	(12,072)	(7,446)
Net cash provided by financing activities	41,968	44,415

Decrease in cash	(39,977)	(93,284)
Cash at beginning of period	53,078	107,181
Cash at end of period	$13,101	$13,897

Cash paid for:
Interest	$60	$—
Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Loans from stockholders paid with common stock	$—	$7,500
Issuance of common stock issuable	$522,720	$267,000
Notes payable paid by shareholder	$6,440	—

See Notes to Consolidated Financial Statements

Table of Contents	-6-

 VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

The Company recognized bad debt expense of $0 and $0 for the periods ended March 31, 2014 and 2013, respectively. Management’s determination that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the period ended March 31, 2014 and for the year ended December 31, 2013.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of March 31, 2014 and December 31, 2013 the Company’s inventory consisted of assembled units as well as unassembled parts of products.

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

Equipment 5-7 years

Software tools 3 years

Depreciation expense for the periods ended March 31, 2014 and 2013 amounted to $1,600 and $2,882, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2014 and 2013 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

Table of Contents	-8-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended March 31, 2014 and 2013, the Company incurred net losses of $379,011 and $534,887, respectively. In addition, certain notes payable have come due and the Company is in default.

Management is actively working to cure these situations and has implemented major plans for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans. In addition, during 2014 and 2013, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales. It has established new international markets which it believes will be the source for sales growth in the very near future. It also was able to reduce the per-unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

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

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	66,156	72,596
Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which the debt became due and payable and therefore the loan is currently in default.	50,000	50,000
Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is the amount due as a result of a settlement of the stock settlement payable mentioned below.	35,000	45,000
Chase A secured loan to finance the purchase of a truck, payable monthly in installments of $533, which includes interest at 5.34% per annum.	2,546	4,618
TOTAL	$153,702	$172,214

Less current portion	114,544	126,116

Non-current portion	$39,158	$46,098

Principal payments for the next five years ending March 31:

2015	$114,544
2016	29,093
2017	10,065
Thereafter	—
TOTAL	$153,702

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $26,158,000 as of December 31, 2013 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater that 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired. Due to the continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

Table of Contents	-10-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2014. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $10,477 and $13,145 for the periods ended March 31, 2014 and 2013, respectively.

8. STOCK BASED COMPENSATION

During the periods ended March 31, 2014 and 2013 the Company issued stock in payment of services and debts as follows:

For the three month period ended March 31, 2014 the Board authorized the issuance of 2,000,000 shares of common stock in payment of services amounting to $47,500. In addition, 23,631,111 shares were issued during 2014 for stock shown as issuable as of December 31, 2013.

For the three month period ended March 31, 2013, 1,000,000 shares of common stock were issued in payment of services in the amount of $30,000. In addition, 1,500,00 shares were issued in payment of loans in the amount $7,500. In both instances, although authorized prior to March 31, 2013, the shares were not issued until April 2013.

Independent contractors and consultants’ expense was based on the value of services rendered or the value of the common stock issued, if more reliably determined.

Table of Contents	-11-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Options

Certain nonqualified stock options were issued during the period ended March 31, 2013 to a member of the board of directors as compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—
Forfeited	—	—	—	—
Outstanding	10,000,000	$0.03	3.88	$—
Exercisable	10,000,000	$0.03	3.88	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $29,040 and $31,806 for the period ended March 31, 2014 and for the year ended December 31, 2013, respectively. The total balance due on unstructured loans from shareholders amount to $287,855 and $251,054 at March 31, 2014 and December 31, 2013, respectively. Loans from stockholders made with repayment terms are included in Notes Payable and described above.

Also, please see Note 13 regarding a contingent liability payable to the Company’s CEO in the case of an occurrence of certain events relating to a significant change of control.

During the period ended March 31, 2014 and Board member accrued fees for professional services to the Company in the amount of $45,000 which were paid subsequent to March 31, 2014.

During the year ended December 31, 2013 a Board member provided professional services to the Company for which he was paid $25,000 in cash and awarded 7,113,333 shares of common stock with a value of $173,500. Of the total shares 1,680,000 were issued subsequent to December 31, 2013 and are reflected on the financial statements as issuable common stock.

Table of Contents	-12-

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Subsequent to June 30, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. As of March 31, 2014 the balance due on this agreement was $35,000 and an additional $5,000 payment was made April 1, 2014.

11. CHANGE TO PRIOR FINANCIAL STATEMENT

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

12. CONTINGENT LIABILITIES

Effective January 1, 2014 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or a takeover or a substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock or the equivalent in cash at Mr. Than’s direction. Mr. Than’s base salary is $240,000 per annum.

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

Our strategy for 2014 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

Table of Contents	-14-

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

This product allows hands-free operation of the unit because it allows the person to wear the unit with a helmet mounted monocle.

Table of Contents	-15-

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2014 and March 31, 2013 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2013.

Table of Contents	-16-

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three Month Period ended March 31
	2014	2013
Revenues, net	$90,273	$338,230
Cost of sales	19,071	197,490
Gross profit	71,202	140,740
Total operating expenses	441,332	212,733
Loss from operations	(370,130)	(71,993)
Total other income (expense)	(8,881)	(462,894)
Net loss	(379,011)	(534,887)
Net loss per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013.

Our net loss for the three month period ended March 31, 2014 was ($379,011) compared to a net loss of ($534,887) during the three month period ended March 31, 2013 (a decrease in net loss of $155,876). We generated net revenues of $90,273 during the three month period ended March 31, 2014 compared to $338,230 during the three month period ended March 31, 2013 (a decrease in net revenue of $247,957). During the three month period ended March 31, 2014, revenue consisted of: (i) $53,917 (2013: $320,741) in product sales and installation; and (ii) $36,356 (2013: $17,489) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013. The decline in decreased revenues was due to a decline in the demand for our security products.

Cost of goods sold decreased during the three month period ended March 31, 2014 to $19,071 from $197,490 incurred during the three month period ended March 31, 2013, resulting in a gross profit of $71,202 for the three month period ended March 31, 2014 compared to a gross profit of $140,740 for the three month period ended March 31, 2013. During the three month period ended March 31, 2014, the prevailing trend of decreasing cost of goods sold was due to an decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security - related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013.

During the three month period ended March 31, 2014, we incurred operating expenses of $441,332 compared to $212,733 incurred during the three month period ended March 31, 2013 (an increase of $228,599). These operating expenses incurred during the three month period ended March 31, 2014 consisted of: (i) general and administrative of $60,576 (2013: $55,859); (ii) professional fees of $280,737 (2013: $89,386); and (iii) salaries and benefits of $100,019 (2013: $67,488).

During the three month period ended march 31, 2014, our general and administrative expenses generally consisted of: (i) bank service charges of $554 (2013: $877); (ii) contractual temporary labor of $2,415 (2013: $2,350); (iii) filing and service fees of $2,131 (2013: $6,922); (iv) insurance of $-0- (2013: $605); (v) postage and delivery of $5,040 (2013: $1,867); (vi) rent of $10,477 (2013: $13,145); (vi) supplies of $4,042 (2013: $2,320); (vii) telephone of $2,181 (2013: $2,956); (viii) other of $2,141 (2013: $-0-); (ix) travel $18,360 (2013: $17,588); (x) utilities of $2,657 (2013: $2,767); (xi) advertising and promotion $2,167 (2013: $1,070); (xii) depreciation of $1,600 (2013: $2,882); (xiii) auto and truck of $2,632(2013: $206; and (xiv) programming of $1,408 (2013: $-0-).

During the three month period ended March 31, 2014, our professional fees consisted of: (i) accounting fees of $33,325 (2013: $9,520); (ii) engineering fees of $79,000 (2013: $22,600); (iii) legal fees of $800 (2013: $-0-); (iv) investor relations fees of $2,500 (2013: $30,000); (v) management and operations $50,000 (2013: $-0-); (vi) marketing and promotion $113,704 (2013: $27,286); and (vii) programming of $1,408 (2013: $-0-).

Table of Contents	-17-

Operating expenses incurred during the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 increased primarily due to the increase in professional fees of $191,351 and salaries and benefits of $32,531.

Our net operating loss during the three month period ended March 31, 2014 was ($370,130) compared to a net operating loss of ($71,993) during the three month period ended March 31, 2013.

During the three month period ended March 31, 2014, we incurred other expenses as follows: (i) stock option compensation based on valuation of options granted of $-0- (2013: $450,000); and (ii) interest expense in the amount of ($8,881) (2013: ($12,894). The decrease in interest expense was due to a decrease in interest bearing notes payable. During the three month period ended March 31, 2013, we realized stock compensation based on issuance of shares as compensation for salaries.

After deducting other expense, we realized a net loss of ($379,011) or ($0.00) for the three month period ended March 31, 2014 compared to a net loss of ($534,887) or ($0.00) for the three month period ended March 31, 2013. The weighted average number of shares outstanding was 244,557,551 for the three month period ended March 31, 2014 compared to 173,621,178 for the three month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2014

As of the three month period ended March 31, 2014, our current assets were $91,205 and our current liabilities were $1,666,328, which resulted in a working capital deficit of $1,575,123. As at the three month period ended March 31, 2014, current assets were comprised of: (i) $13,101 in cash; (ii) $67,150 in accounts receivable; and (iii) $10,954 in inventory. As of the three month period ended March 31, 2014, current liabilities were comprised of: (i) $504,689 in accounts payable and accrued expenses; (ii) $180,395 in deferred compensation; (iii) $167,550 in accrued and withheld payroll taxes payable; (iv) $50,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $287,855 in loans from stockholders; (vii) $114,544 in notes payable; (viii) $135,670 in deferred revenue.

As of March 31, 2014, our total assets were $102,869 comprised of: (i) $91,205 in current assets; (ii) property and equipment (net) of $8,792; and (iii) $2,872 in deposits. The decrease in total assets during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the decrease in inventory and prepaid expenses.

As of March 31, 2014, our total liabilities were $1,705,486 comprised of: (i) $1,666,328 in current liabilities; and (ii) $39,158 in long term portion of notes payable. The increase in liabilities during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in accounts payable and accrued expenses and loans from stockholders.

Stockholders’ deficit increased from ($1,296,106) for fiscal year ended December 31, 2013 to ($1,602,617) for the three month period ended March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2014, net cash flows used in operating activities was ($81,945) compared to net cash flows used in operating activities of ($137,699) for the three month period ended March 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $379,011 (2013: $534,887), which was partially adjusted by: (i) $80,389 (2013: $57,266) in common stock issued/issuable in payment of services; (ii) $1,600 (2013: $2,882) in depreciation and amortization; (iii) $-0- (2013: $450,000) in stock option compensation; and (iv) $-0- (2013: $450,000) in stock option expense; and (iv) $1,321 (2013: $-0-) in interest expense paid with debt.

Table of Contents	-18-

Net cash flows used in operating activities was further changed by: (i) an increase in accounts receivable of $20,726 (2013: ($91,639); (ii) a decrease of $13,155 (2013: $113,296) in inventories; (iii) an increase of $146,886 (2013: ($104,226)) in accounts payable and accrued expenses; (iv) an increase of $56,205 (2013: $36,670) in deferred compensation; (vi) a decrease of $2,959 (2013: $8,433) in payroll taxes accrued and withheld; (vii) an increase in accrued interest of $7,500 (2013: $10,980); and an increase in deferred revenue of $13,695 (2013: $(86,474)).

Cash Flows from Investing Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2014, net cash flows provided from financing activities was $41,968 compared to $44,415 for the three month period ended March 31, 2013. Cash flows from financing activities for the three month period ended March 31, 2014 consisted of: (i) $25,000 in proceeds from sales of common stock; and (ii) $29,040 in proceeds/payments from stockholders loans; which was offset by $12,072 in principal payments on notes payable.

Cash flows from financing activities for the three month period ended March 31, 2014 consisted of: (i) $35,000 in proceeds from sales of common stock; and (ii) $16,861 in proceeds/payments from stockholders loans, which was offset by $7,446 in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $379,011 at March 31, 2014 and $534,887 at March 31, 2013. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Table of Contents	-19-

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

Our total current liabilities increased to $1,666,328 as of the three month period ended March 31, 2014 compared to $1,419,772 as of the three month period ended March 31, 2013. As of March 31, 2014, our short and long term notes payable consist of the following:

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

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Contents	-20-

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2013, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Table of Contents	-21-

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2014 to remedy such deficiencies.

Table of Contents	-22-

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock - Issued in 2014

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 23,371,111 shares of our restricted common stock (which were issued subsequent to December 31, 2013) as follows: (i) 11,911,111 shares at a per share price of approximately $0.018 to investors resulting in gross proceeds of $217,500; (ii) 6,660,000 shares of common stock at a per share price of $0.018 to consultants in payment of services rendered in the aggregate amount of $121,500; (iii) 1,400,000 shares of common stock at a per share price of $0.021 in payment of services of $30,000; and (iv) 3,400,000 shares of common stock at a per share price of $0.049 to creditors in payment of notes payable and accrued interest of $169,720. The 23,371,111 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Executive Employment Agreement

On January 1, 2014, the Board of Directors authorized the execution of that certain executive employment agreement (the "Executive Agreement") with our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, Gunther Than (the "Executive"). In accordance with the terms and provisions of the Executive Agreement: (i) the Executive shall provide services and perform all duties typical of the offices held by the Executive; (ii) we shall pay to the Executive a base salary of $20,000 per month, payable in form of cash or shares of our common stock as agreed upon, (ii) we shall pay to the Executive an incentive bonus to be determined by the Board of Directors based upon our performance and the results achieved by the Executive in his job performance; (iii) we shall issue stock options to purchase shares of our common stock, such stock options to accrue and vest in accordance with a set schedule to be decided by the Board of Directors; (iv) we shall pay to the Executive a per annum payment of at least 1,600,000 shares of common stock and additionally whatever the Board of Directors may give as a bonus at their discretion in exchange for the non-compete provisions contained therein; and (v) in the event of a change in control of the Board of Directors or a buyout or a takeover or substantial change of management, we will pay to the Executive a minimum of three years salary plus 4,800,000 shares of S-8 common stock or the equivalent in cash at the Executive's discretion.

Table of Contents	-23-

In further accordance with the terms and provisions of the Executive Agreement, in consideration of the payment specified above in subparagraph (iv), and for so long as the Executive is employed by us, and for one calendar year following termination of this Executive Agreement, the Executive shall not directly or indirectly own an interest in, manage, operate, join, control, lend money or render financial or other assistance to or participate in or be connected with as an officer, employee, partner, stockholder, consultant or otherwise, any individual, partnership, firm, corporation or other business entity that materially competes with us.

In further accordance with the terms and provisions of the Executive Agreement, in consideration of the payment specified above in subparagraph (iv), and for so long as the Executive is employed by us, and for one calendar year following termination of this Executive Agreement, the Executive shall not, whether for his own account or for the account of any other individual, partnership, firm, corporation or other business entity, intentionally solicit, endeavor to entice away from us or otherwise interfere with the relationship between us and any person who is employed by or otherwise engaged to perform services for us, including any employees of our venture partners and independent sales representatives or organizations or any person or entity who is or was within the then most recent twelve month period customer or client of ours.

The term of the Executive Agreement shall commence January 1, 2014 and continue in effect unless terminated by either party upon ninety days written notice. However, in the event the Executive's employment is terminated by us at our discretion and is without cause, for a period of three years following such termination, the Executive shall be paid his base salary and a bonus for each of the three years equivalent in value to the bonus received in the year prior to his termination. In the event the Executive terminates his employment, we shall pay the Executive the compensation the Executive has earned to the termination date. Lastly, in the event we are acquired or the non-surviving party in a merger or sell all or substantially all of our assets, this Executive Agreement shall not be deemed terminated as a result thereof.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.5	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.6	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

10.7	Executive Employment Agreement dated January 1, 2014 between View Systems Inc. and Gunther Than (incorporated by reference to exhibit 10.1 to Form 8-K filed May 14, 2014).

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Table of Contents	-24-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 15, 2014	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	-25-