Form 10-Q
period 2014-06-30
VIEW SYSTEMS INC
filed 2014-08-14
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [x]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, $.001 par value per share	261,730,860

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

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

Table of Contents	3

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$4,896	$53,078
Accounts receivable	45,034	46,424
Inventory	1,088	24,109
Prepaid expenses	185,000	32,889
Total current assets	236,018	156,500

Property and Equipment (Net)	7,192	10,392

Other Assets
Deposits	2,872	2,872
Total other assets	2,872	2,872
Total assets	$246,082	$169,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$528,084	$357,803
Deferred compensation	7,490	124,190
Accrued and withheld payroll taxes payable	169,534	170,509
Accrued interest payable	58,125	43,125
Accrued royalties payable	225,000	225,000
Loans from stockholders	334,716	251,054
Notes payable	88,483	126,116
Deferred revenue	105,678	121,975
Total current liabilities	1,517,110	1,419,772

Non-current Liabilities
Notes payable (non-current portion)	32,088	46,098

Total liabilities	1,549,198	1,465,870

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, at June 30, 2014 Issued and outstanding 5,489,647 and at December 31, 2013, Issued and outstanding 3,489,647	5,490	3,490
Common stock, authorized 950,000,000 shares, $.001 par value, at June 30, 2014, Issued and outstanding 261,730,860 and at December 31, 2013, Issued and outstanding 222,399,749	261,730	222,399
Common stock issuable	16,000	538,720
Additional paid in capital	26,856,220	25,550,331
Accumulated deficit	(28,442,556)	(27,611,046)
Total stockholders' deficit	(1,303,116)	(1,296,106)

Total liabilities and stockholders' deficit	$246,082	$169,764

Table of Contents	4

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Product sales and Installation	$73,135	$38,258	$127,052	$358,999
Extended warranties	27,642	29,124	63,998	46,613

Total revenue	100,777	67,382	191,050	405,612

Cost of sales	18,482	27,098	37,553	224,588

Gross profit	82,295	40,284	153,497	181,024

Operating expenses
General and administrative	78,894	85,573	139,469	143,970
Professional fees	289,428	169,048	570,166	258,434
Salaries and benefits	157,429	72,522	257,449	137,468

Total operating expenses	525,751	327,143	967,084	539,872

Loss from operations	(443,456)	(286,859)	(813,587)	(358,848)

Other Income (expense)
Stock option compensation	—	—	—	(450,000)
Interest expense	(9,042)	(28,883)	(17,923)	(41,777)

Total other income (expense)	(9,042)	(28,883)	(17,923)	(491,777)

Net loss	$(452,498)	$(315,742)	$(831,510)	$(850,625)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	255,056,135	188,604,329	249,835,845	181,154,143

Table of Contents	5

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(831,510)	$(850,625)
Adjustments to reconcile net loss to Net cash used in operations:
Depreciation and amortization	3,200	5,762
Common stock issued in payment of services	309,500	124,157
Preferred stock issued in payment of services	185,000	—
Stock option expense	—	450,000
Interest expense paid with debt	2,521	—
Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	1,390	28,727
Inventories	23,021	122,871
Prepaid expenses	32,889	—
Increase (decrease) in cash from:
Accounts payable	170,281	(108,699)
Deferred compensation	(6,700)	48,456
Accrued interest	15,000	38,073
Payroll taxes accrued and withheld	(975)	4,217
Deferred revenue	(16,297)	(75,224)
Net cash used in operating activities	(112,680)	(212,285)

Cash flows from investing activities:
Purchases of equipment	—	(4,589)
Net cash used in investing activities	—	(4,589)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	285,000
Principal payments on notes payable	(18,642)	—
Loans from stockholders	58,140	5,500
Net cash provided by financing activities	64,498	290,500

Increase (decrease) in cash	(48,182)	73,626

Cash at beginning of period	53,078	107,181
Cash at end of period	$4,896	$180,807

Non cash investing and financing activities:
Stock settlement payable (resolution)	$—	$124,578
Prepaid expenses paid with preferred stock	$185,000	$—
Loans from stockholders repaid with common stock	$10,000	$7,500
Deferred compensation paid with preferred stock	$110,000	$—
Common stock issuable in prepayment of services	$—	$22,500
Notes payable paid by shareholders	$23,001	$—
Issuance of common stock issuable	$522,720	$72,500

Cash paid for:
Interest	$—	$40
Income taxes	$—	$—

Table of Contents	6

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

The Company recognized bad debt expense of $0 and $0 for the periods ended June 30, 2014 and 2013, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the period ended June 30, 2014 and for the year ended December 31, 2013.

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

Table of Contents	7

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of June 30, 2014 and December 31, 2013 the Company’s inventory consisted of assembled units as well as unassembled parts of products.

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

Equipment 5-7 years

Software tools 3 years

Depreciation expense for the periods ended June 30, 2014 and 2013 amounted to $3,200 and $5,762, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2014 and 2013 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

Table of Contents	8

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the six month periods ended June 30, 2014 and 2013, the Company incurred net losses of $831,510 and $850,625, respectively. In addition, certain notes payable have come due and the Company is in default.

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

As discussed in Note 4, the Company is currently in default on a $50,000 note payable to a stockholder.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial requirements for revenue from contracts with customers. It will be effective for our first quarter 2017 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

Table of Contents	9

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	59,595	72,596

Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which time the debt became due and payable and therefore the loan is currently in default.	50,000	50,000

Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is the amount due as a result of a settlement of the stock settlement payable mentioned below.	10,000	45,000

Chase A secured loan to finance the purchase of a truck, payable monthly in installments of $533, which includes interest at 5.34% per annum.	976	4,618

TOTAL	$120,571	$172,214
Less current portion	88,483	126,116
Non-current portion	$32,088	$46,098

Principal payments for the next five years ending June 30:

2015	$88,483
2016	29,643
2017	2,445
Thereafter	0
Total	$120,571

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of approximately $26,158,000 as of December 31, 2013 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater that 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired. Due to the continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

Table of Contents	10

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During 2014 the Board of Directors authorized the issuance of an additional 2,000,000 shares of Series A Preferred Stock in payment of deferred, current and future compensation of $480,000.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2014. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $20,562 and $24,825 for the periods ended June 30, 2014 and 2013, respectively.

8. STOCK BASED COMPENSATION

During the periods ended June 30, 2014 and 2013 the Company issued stock in payment of services and debts as follows:

For the six month period ended June 30, 2014 the Board authorized the issuance of 15,700,000 shares of common stock in payment of services amounting to $309,500. In addition, 23,631,111 shares were issued during 2014 for stock shown as issuable as of December 31, 2013.

For the six month period ended June 30, 2013, the Board authorized the issuance of 2,833,333 shares of common stock in payment of services in the amount of $86,500. In addition 1,500,000 shares were issued in payment of loans in the amount of $7,500. Although authorized prior to June 30, 2013, these shares were not issued until after Jun3 30, 2013.

Independent contractors and consultants’ expense was based on the value of services rendered or the value of the common stock issued, if more reliably determined.

Table of Contents	11

VIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. STOCK BASED COMPENSATION (continued)

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

Stock Options

Certain nonqualified stock options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed. Stock option expense was $0 and $450,000 for the six month periods ended June 30, 2014 and 2013, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2014	10,000,000	$0.03	3.62	$—

Exercisable at June 30, 2014	10,000,000	$0.03	3.62	$—

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $58,140 and $5,500 for the period ended June 30, 2014 and 2013, respectively. The total balance due on unstructured loans from shareholders amounted to $334,716 and $251,054 at June 30, 2014 and December 31, 2013, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

Also, please see Note 12 regarding a contingent liability payable to the Company’s CEO in the case of an occurrence of certain events relating to a significant change of control.

During the period ended June 30, 2014 a Board member accrued fees for professional services to the Company in the amount of $90,000 of which $45,000 was paid subsequent to June 30, 2014.

During the year ended December 31, 2013 a Board member provided professional services to the Company for which he was paid $25,000 in cash and awarded 7,113,333 shares of common stock with a value of $173,500. Of the total shares 1,680,000 were issued subsequent to December 31, 2013 and are reflected on the financial statements as issuable common stock.

Table of Contents	12

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

During the year ended December 31, 2011, $38,788 was levied against the Company’s bank accounts as a result of a legal action brought to force collection of the balance. The note holder’s contention was that stock sales had fallen well short of the balance due and thus he was due to be paid. While the Company had a complaint that they had not been provided with any information regarding sales of stock, management was unable to stave off the forced levy. As a result of the levy the debt balance as of December 31, 2011 was reduced to $124,578.

Subsequent to June 30, 2013, the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. As of June 30, 2014 the balance due on this agreement was $10,000.

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

12. CONTINGENT LIABILITY

Effective January 1, 2014 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or a takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock or the equivalent in cash at Mr. Than’s direction. Mr. Than’s current base salary $240,000 per annum.

Table of Contents	13

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

Table of Contents	14

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

This product allows hands-free operation of the unit because it allows the person to wear the unit with a helmet mounted monocle.

Table of Contents	15

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

Table of Contents	16

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2014 and June 30, 2013 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2013.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six Month Period ended June 30
	2014	2013
Revenues, net	$191,050	$405,612
Cost of sales	37,553	224,588
Gross profit	153,497	181,024
Total operating expenses	967,084	539,872
(Loss) from operations	(813,587)	(358,848)
Total other income (expense)	(17,923)	(491,777)
Net loss	(831,510)	(850,625)
Net loss per share	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013.

Our net loss for the six month period ended June 30, 2014 was ($831,510) compared to a net loss of ($850,625) during the six month period ended June 30, 2013 (a decrease in net loss of $19,115). We generated net revenues of $191,050 during the six month period ended June 30, 2014 compared to $405,612 during the six month period ended June 30, 2013 (a decrease in net revenue of $214,562). During the six month period ended June 30, 2014, revenue consisted of: (i) $127,052 (2013: $358,999) in product sales and installation; and (ii) $63,998 (2013: $46,613) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013. The decline in decreased revenues was due to a decline in the demand for our security products.

Cost of goods sold decreased during the six month period ended June 30, 2014 to $37,553 from $224,588 incurred during the six month period ended June 30, 2013, resulting in a gross profit of $153,497 for the six month period ended June 30, 2014 compared to a gross profit of $181,024 for the six month period ended June 30, 2013. During the six month period ended June 30, 2014, the prevailing trend of decreasing cost of goods sold was due to an decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013.

During the six month period ended June 30, 2014, we incurred operating expenses of $967,084 compared to $539,872 incurred during the six month period ended June 30, 2013 (an increase of $427,212). These operating expenses incurred during the six month period ended June 30, 2014 consisted of: (i) general and administrative of $139,469 (2013: $143,970); (ii) professional fees of $570,166 (2013: $258,434); and (iii) salaries and benefits of $257,449 (2013: $137,468).

Table of Contents	17

During the six month period ended June 30, 2014, our general and administrative expenses generally consisted of: (i) bank service charges of $1,053 (2013: $2,371); (ii) contractual temporary labor of $20,878 (2013: $17,159); (iii) filing and service fees of $5,307 (2013: $18,072); (iv) insurance of $7,975 (2013: $17,076);  (v) postage and delivery of  $8,357 (2013: $3,210); (vi) rent of $20,563 (2013: $24,825); (vi) supplies of $7,376 (2013: $6,355); (vii) telephone of $4,630 (2013: $6,700); (viii) other of $3,574 (2013: -$7,631); (ix) travel $40,867 (2013: $39,402); (x) utilities of $5,546 (2013: $5,010); (xi) advertising and promotion $3,447 (2013: $3,720); (xii)  depreciation of $3,200 (2013: $5,762); (xiii) auto and truck of $3,071(2013: $1,939); and (xiv) product development of $3,626 (2013: $-0-).

During the six month period ended June 30, 2014, our professional fees consisted of: (i) accounting fees of $62,829 (2013: $67,307); (ii) engineering fees of $106,500 (2013: $52,500); (iii) legal fees of $6,200 (2013: $20,470); (iv) investor relations fees of $22,500 (2013: $35,625); (v) management and operations $180,000 (2013: $27,000); (vi) marketing and promotion $190,728 (2013: $55,532); and (vii) programming of $1,409 (2013: $-0-).

Operating expenses incurred during the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013 increased primarily due to the increase in professional fees of $311,732 and salaries and benefits of $119,981.

Our loss from operations during the six month period ended June 30, 2014 was ($813,587) compared to a loss from operations of ($358,848) during the six month period ended June 30, 2013.

During the six month period ended June 30, 2014, we incurred other expenses as follows: (i) stock option compensation based on valuation of options granted of $-0- (2013: $450,000); and (ii) interest expense in the amount of ($17,923) (2013: ($41,777). The decrease in interest expense was due to a decrease in interest bearing notes payable. During the six month period ended June 30, 2013, we realized stock compensation based on issuance of shares as compensation for salaries.

After deducting other expense, we realized a net loss of ($831,510) or ($0.00) per share for the six month period ended June 30, 2014 compared to a net loss of ($850,625) or ($0.00) per share for the six month period ended June 30, 2013. The weighted average number of shares outstanding was 249,835,845 for the six month period ended June 30, 2014 compared to 181,154,143 for the six month period ended June 30, 2013.

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013.

Our net loss for the three month period ended June 30, 2014 was ($452,498) compared to a net loss of ($315,742) during the three month period ended June 30, 2013 (an increase in net loss of $136,756). We generated net revenues of $100,777 during the three month period ended June 30, 2014 compared to $67,382 during the three month period ended June 30, 2013 (an increase in net revenue of $33,395). During the three month period ended June 30, 2014, revenue consisted of: (i) $73,135 (2013: $38,258) in product sales and installation; and (ii) $27,642 (2013: $29,124) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight increase in sales of our products which resulted in increased revenues for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013. The increase in revenues was due to an increase in marketing efforts of our security products.

Cost of goods sold decreased during the three month period ended June 30, 2014 to $18,482 from $27,098 incurred during the three month period ended June 30, 2013, resulting in a gross profit of $82,295 for the three month period ended June 30, 2014 compared to a gross profit of $40,284 for the three month period ended June 30, 2013. During the three month period ended June 30, 2014, the prevailing trend of decreasing cost of goods sold was due to a decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013.

Table of Contents	18

 During the three month period ended June 30, 2014, we incurred operating expenses of $525,751 compared to $327,143 incurred during the three month period ended June 30, 2013 (an increase of $198,608). These operating expenses incurred during the three month period ended June 30, 2014 consisted of: (i) general and administrative of $78,894 (2013: $85,573); (ii) professional fees of $289,428 (2013: $169,048); and (iii) salaries and benefits of $157,429 (2013: $72,522).

During the three month period ended June 30, 2014, our general and administrative expenses generally consisted of: (i) bank service charges of $499 (2013: $1,494); (ii) contractual temporary labor of $18,463 (2013: $14,808); (iii) filing and service fees of $3,176 (2013: $11,150); (iv) insurance of $7,975 (2013: $13,929);  (v) postage and delivery of  $3,316 (2013: $1,342); (vi) rent of $10,086 (2013: $11,680); (vi) supplies of $3,324 (2013: $3,926); (vii) telephone of $2,449 (2013: $2,790); (viii) other of $1,330 (2013: $-3,635); (ix) travel $22,507 (2013: $21,810); (x) utilities of $2,889 (2013: $2,243); (xi) advertising and promotion $1,279 (2013: $2,650); (xii)  and depreciation of $1,600 (2013: $2,880).

During the three month period ended June 30, 2014, our professional fees consisted of: (i) accounting fees of $29,504 (2013: $57,787); (ii) engineering fees of $27,500 (2013: $29,900); (iii) legal fees of $5,400 (2013: $20,470); (iv) investor relations fees of $20,000 (2013: $5,625); (v) management and operations $130,000 (2013: $27,000); (vi) marketing and promotion $77,024 (2013: $28,266); and (vii) programming of $-0- (2013: $-0-).

Operating expenses incurred during the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013 increased primarily due to the increase in professional fees of $120,380 and salaries and benefits of $84,907.

Our loss from operations during the three month period ended June 30, 2014 was ($443,456) compared to a loss from operations of ($286,859) during the three month period ended June 30, 2013.

During the three month period ended June 30, 2014, we incurred other expense in the form of interest expense in the amount of ($9,042) (2013: ($28,883). The decrease in interest expense was due to a decrease in interest bearing notes payable.

After deducting other expense, we realized a net loss of ($452,498) or ($0.00) per share for the three month period ended June 30, 2014 compared to a net loss of ($315,742) or ($0.00) per share for the three month period ended June 30, 2013. The weighted average number of shares outstanding was 255,056,135 for the three month period ended June 30, 2014 compared to 188,604,329 for the three month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2014

As at the six month period ended June 30, 2014, our current assets were $236,018 and our current liabilities were $1,517,110, which resulted in a working capital deficit of $1,281,092. As at the six month period ended June 30, 2014, current assets were comprised of: (i) $4,896 in cash; (ii) $45,034 in accounts receivable; (iii) $1,088 in inventory; and (iv) $185,000 in prepaid expenses. As at the six month period ended June30, 2014, current liabilities were comprised of: (i) $528,084 in accounts payable; (ii) $7,490 in deferred compensation; (iii) $169,534 in accrued and withheld payroll taxes payable; (iv) $58,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $334,716 in loans from stockholders; (vii) $88,483 in notes payable; (viii) $105,678 in deferred revenue.

As of June 30, 2014, our total assets were $246,082 comprised of: (i) $236,018 in current assets; (ii) property and equipment (net) of $7,192; and (iii) $2,872 in deposits. The increase in total assets during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in prepaid expenses.

As of June 30, 2014, our total liabilities were $1,549,198 comprised of: (i) $1,517,110 in current liabilities; and (ii) $32,088 in notes payable (non-current portion). The increase in liabilities during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in accounts payable and loans from stockholders.

Stockholders’ deficit increased from ($1,296,106) for fiscal year ended December 31, 2013 to ($1,303,116) for the six month period ended June 30, 2014.

Table of Contents	19

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2014, net cash flows used in operating activities was ($112,680) compared to net cash flows used in operating activities of ($212,285) for the six month period ended June 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $831,510 (2013: $850,625), which was partially adjusted by: (i) $3,200 (2013: $5,762) in depreciation and amortization; (ii) $309,500 (2013: $124,157) in common stock issued in payment of services; (iii) $185,000 (2013: $-0-) in preferred stock issued in payment of services; (iv) $-0- (2013: $450,000 in stock option expense; and (v) $2,521 (2013: $-0-).

Net cash flows used in operating activities was further changed in operating assets and liabilities by: (i) a decrease in accounts receivable of $1,390 (2013: ($28,727); (ii) a decrease of $23,021 (2013: $122,871) in inventories; and (iii) a decrease of $32,889 (2013: $-0-) in prepaid expenses.

Net cash flows used in operating activities was further changed in cash by: (i) an increase in accounts payable of $170,281 (2013: ($108,699)); (ii) an decrease in deferred compensation of $6,700 (2013: $48,456); (iii) an increase in accrued interest of $15,000 (2013: $38,073); (iv) a decrease in payroll taxes accrued and withheld of $975 (2013: $4,217); and (v) a decrease in deferred revenue of $16,297 (2013: ($75,224)).

Cash Flows from Investing Activities

For the six month period ended June 30, 2014 , net cash flows used in investing activities was $-0- compared to net cash flows used in operating activities of $4,589 for the six month period ended June 30, 2013 relating to purchases of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2014, net cash flows provided from financing activities was $64,498 compared to $290,500 for the six month period ended June 30, 2013. Cash flows from financing activities for the six month period ended June 30, 2014 consisted of: (i) $25,000 in proceeds from sales of common stock; and (ii) $58,140 in loans to/from stockholders, which was offset by $18,642 in principal payments on notes payable.

Cash flows from financing activities for the six month period ended June 30, 2014 consisted of: (i) $285,000 in proceeds from sale of common stock; and (ii) $5,500 in loans to/from stockholders.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $831,510 at June 30, 2014 and $850,625 at June 30, 2013. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Table of Contents	20

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

Our total current liabilities increased to $1,517,110 at the six month period ended June 30, 2014 compared to $1,419,772 at fiscal year ended December 31, 2013. As of June 30, 2014, our short and long term notes payable consist of the following:

•	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $976. Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
•	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.
•	A term loan secured by a shareholder payable in monthly installments of $2,587 commencing December 25, 2009 but re-financed in May 2011. The loan is due in full on May 18, 2016 and interest accrued monthly at 7.5% per annum.

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

Table of Contents	21

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Table of Contents	22

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and we have been taking steps beginning in 2014 to remedy such deficiencies.

Table of Contents	23

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock - Issued in 2014

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 22,631,111 shares of our restricted common stock (which were issued subsequent to December 31, 2013) as follows: (i) 11,911,111 shares at a per share price of approximately $0.018 to investors resulting in gross proceeds of $207,500; (ii) 6,820,000 shares of common stock at a per share price of $0.018 to consultants in payment of services rendered in the aggregate amount of $125,000; (iii) 1,400,000 shares of common stock at a per share price of $0.021 in payment of services of $30,000; and (iv) 3,000,000 shares of common stock at a per share price of $0.049 to creditors in payment of notes payable and accrued interest of $159,720. The 22,631,111 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During the six month period ended June 30, 2014, we authorized the issuance of an aggregate 16,700,000 shares of our restricted common stock as follows: (i) 1,000,000 shares at a per share price of approximately $0.025 to investors resulting in gross proceeds of $25,000; (ii) 500,000 shares of common stock at a per share price of $0.02 to creditor as settlement of note payable of $10,000; (iii) 15,200,000 shares of common stock at a per share price of $0.02 in payment of services of $309,500. The 16,700,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Preferred Stock - Issued in 2014

During the six month period ended June 30, 2014, we issued 2,000,000 share of Series A preferred stock in payment of deferred and current compensation of $480,000. The 2,000,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

Table of Contents	24

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

Table of Contents	25

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.5	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.6	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

10.7	Executive Employment Agreement dated January 1, 2014 between View Systems Inc. and Gunther Than (incorporated by reference to exhibit 10.1 to Form 8-K filed May 14, 2014).
21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: August 14, 2014	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	27