Form 10-Q
period 2014-09-30
VIEW SYSTEMS INC
filed 2014-11-19
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common Stock, $.001 par value per share	280,605,526

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

Table of Contents	1

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$7,955	$53,078
Accounts receivable	86,679	46,424
Inventory	1,088	24,109
Prepaid expenses	92,500	32,889
Total current assets	188,222	156,500
Property and Equipment (Net)	5,592	10,392
Other Assets
Deposits	2,872	2,872
Total other assets	2,872	2,872
Total assets	$196,686	$169,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$401,209	$357,803
Deferred compensation	5,514	124,190
Accrued and withheld payroll taxes payable	168,979	170,509
Accrued interest payable	65,625	43,125
Accrued royalties payable	225,000	225,000
Loans from stockholders	404,886	251,054
Notes payable	78,475	126,116
Deferred revenue	90,611	121,975
Total current liabilities	1,440,299	1,419,772
Non-current Liabilities
Notes payable (non-current portion)	24,883	46,098
Total liabilities	1,465,182	1,465,870

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,489,647 at September 30, 2014 and Issued and outstanding 3,489,647 at December 31, 2013	5,490	3,490
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 273,605,526 at September 30, 2014 and Issued and outstanding 222,399,749 at December 31, 2013	273,605	222,399
Common stock issuable	16,000	538,720
Additional paid in capital	27,071,774	25,550,331
Accumulated deficit	(28,635,365)	(27,611,046)

Total stockholders' deficit	(1,268,496)	(1,296,106)

Total liabilities and stockholders' deficit	$196,686	$169,764

Table of Contents	2

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Product sales and Installation	$77,305	$70,470	$204,357	$429,469
Extended warranties	23,417	32,086	87,415	78,699

Total revenue	100,722	102,556	291,772	508,168

Cost of sales	21,544	35,318	59,097	259,906

Gross profit	79,178	67,238	232,675	248,262

Operating expenses
General and administrative	64,658	100,346	204,128	244,316
Professional fees	71,508	410,698	641,674	669,132
Salaries and benefits	127,240	96,812	384,688	234,280

Total operating expenses	263,406	607,856	1,230,490	1,147,728

Loss from operations	(184,228)	(540,618)	(997,815)	(899,466)

Other Income (expense)
Stock option compensation	—	—	—	(450,000)
Interest expense	(8,581)	(9,146)	(26,504)	(50,923)

Total other income (expense)	(8,581)	(9,146)	(26,504)	(500,923)

Net loss	$(192,809)	$(549,764)	$(1,024,319)	$(1,400,389)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	269,013,367	198,397,265	256,298,599	186,965,012

Table of Contents	3

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,024,319)	$(1,400,389)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	4,800	8,642
Common stock issued in payment of services	363,407	240,547
Preferred stock issued in payment of services	65,000	225,000
Stock option expense	—	450,000
Interest expense paid with debt	3,597

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(40,255)	1,098
Inventories	23,021	116,618
Prepaid expenses	125,389	—
Increase (decrease) in cash from:
Accounts payable	211,927	(115,529)
Deferred compensation	111,324	49,435
Accrued interest	22,500	45,573
Payroll taxes accrued and withheld	(1,530)	5,818
Deferred revenue	(31,364)	(105,109)

Net cash used in operating activities	(166,503)	(478,296)

Cash flows from investing activities:
Purchases of equipment	—	(6,905)

Net cash used in investing activities	—	(6,905)

Cash flows from financing activities:
Proceeds from issuable common stock		100,000
Proceeds from sale of common stock	25,000	385,000
Principal payments on notes payable	(29,169)	(15,000)
Loans from stockholders	125,548	21,210

Net cash provided by financing activities	121,379	491,210

(Decrease) Increase in cash	(45,124)	6,009

Cash at beginning of period	53,079	107,181

Cash at end of period	$7,955	$113,190

Table of Contents	4

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2014	2013

Non cash investing and financing activities:

Note payable paid with issuable common stock	$—	$111,000
Accrued interest paid with common stock	$—	$48,720
Stock settlement payable (resolution)	$—	$124,578
Prepaid expenses paid with preferred stock	$185,000	$—
Loans from stockholders repaid with common stock	$10,000	$17,500
Deferred compensation paid with common stock	$230,000	$—
Accounts payable paid with common stock	$165,821	$90,900
Common stock issuable in prepayment of services	$—	$22,500
Notes payable paid by shareholders	$39,687	$32,740
Issuance of common stock issuable	$522,720	$267,000

Cash paid for:
Interest	$—	$40

Income taxes	$—	$—

Table of Contents	5

 VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company recognized bad debt expense of $0 and $0 for the three and nine months ended September 30, 2014 and 2013, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the period ended September 30, 2014 and for the year ended December 31, 2013.

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

Table of Contents	6

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of September 30, 2014 and December 31, 2013 the Company’s inventory consisted of assembled units as well as unassembled parts of products.

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

Equipment 5-7 years

Software tools 3 years

Depreciation expense for the periods ended September 30, 2014 and 2013 amounted to $4,800 and $8,642, respectively.

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

Table of Contents	7

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2014 and 2013 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the nine months ended September 30, 2014 and 2013, the Company incurred net losses of $1,024,319 and $1,400,389, respectively. In addition, certain notes payable have come due and the Company is in default.

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

Due to the conditions and events discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	8

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

4. NOTES PAYABLE

Notes payable as of September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016. Interest accrues monthly at 7.5% per annum.	52,910	72,596

Stockholder Demand loan payable with interest at 5% per month. The loan is secured by the Company’s accounts receivable. The note payable matured on December 17, 2009 at which timethe debt became due and payable and therefore the loan is currently in default.	50,000	50,000

Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full. The loan bears no interest and is the amount due as a result of a settlement of the stock settlement payable mentioned below.	—	45,000

Chase A secured loan to finance the purchase of a truck, payable monthly in installments of $533, which includes interest at 5.34% per annum.	448	4,618
TOTAL	$103,358	$172,214

Less current portion	78,475	126,116

Non-current portion	$24,883	$46,098

Table of Contents	9

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

4. NOTES PAYABLE (continued)

Principal payments for the next five years ending September 30:

2015	$78,475
2016	24,883
Thereafter	—

TOTAL	$103,358

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of approximately $25,472,000 as of December 31, 2013 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater that 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired. Due to the continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

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

Table of Contents	10

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in December 2014. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $30,811 and $34,780 for the periods ended September 30, 2014 and 2013, respectively.

8. STOCK BASED COMPENSATION

During the periods ended September 30, 2014 and 2013 the Company issued stock in payment of services and debts as follows:

For the nine month period ended September 30, 2014 the Board authorized the issuance of 25,471,666 shares of common stock in payment of services amounting to $523,408. In addition, 23,631,111 shares were issued during 2014 for stock shown as issuable as of December 31, 2013.

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

Stock Options

Certain nonqualified stock options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed. Stock option expense was $0 and $450,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

	Weighted Number of Options	Weighted Average Exercise Price	Aggregate Remaining Contractual Life	Intrinsic Value

Outstanding at January 1, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2014	10,000,000	$0.03	3.05	$—

Exercisable at September 30, 2014	10,000,000	$0.03	3.05	$—

Table of Contents	11

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

8. STOCK BASED COMPENSATION (continued)

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

9. RELATED PARTY TRANSACTIONS

During the periods reflected on this report certain shareholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $125,548 and $21,210 for the period ended September 30, 2014 and 2013, respectively. The total balance due on unstructured loans from shareholders amounted to $404,886 and $251,054 at September 30, 2014 and December 31, 2013, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

Also, please see Note 12 regarding a contingent liability payable to the Company’s CEO in the case of an occurrence of certain events relating to a significant change of control.

During the period ended September 30, 2014 a Board member accrued fees for professional services to the Company in the amount of $95,000.

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

Subsequent to June 30, 2013, the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. As of September 30, 2014 the obligation was paid in full.

Table of Contents	12

VIEW SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Our strategy for 2013/2014 for ViewScan is to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows.   When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

LETTER OF INTENT

On October 9, 2014, our Board of Directors approved the execution of a non-binding proposal for the merger of all of the stock and operating assets of the Potomac River Group LLC ("Potomac") in the form of a term sheet (the “Term Sheet”) pursuant to which the transaction would be structured as a merger with the Company entity as the survivor (the "Merger"). In connection with the Merger, we intend to acquire all stock and operating assets of Potomac by newly issued shares to the three shareholders of Potomac and the amounts and price of the shares shall be determined based upon further analysis during due diligence. In further accordance with the proposed terms of the Merger, our Board of Directors will consist of two members from our Company and at least three members designated by Potomac. The Term Sheet also provides that after consummation of the Merger, we will enter into employment agreements with our President/Chief Executive Officer, Gunther Than.

Conditions to closing the Merger include negotiating and drafting of definitive agreements, obtaining all necessary Board of Director and shareholder approval, if required, and third party consents, and satisfactory completion of our due diligence as well as Potomac. As of the date of this Quarterly Report, management believes that we are close to finalizing the structure of the proposed merger and will consummate a definitive merger agreement within the next four weeks.

Table of Contents	14

Readers of this Quarterly Report on Form 10-Q are cautioned of the following regarding the foregoing description of the Term Sheet: (a) the Term Sheet is a “non-binding indication of interest” and is not binding upon any of the parties and such proposed terms in the Term Sheet will not be binding upon any of the parties until they are incorporated into a final binding merger agreement that is executed by all parties to such agreement; (b) although our Board of Directors has approved of the proposed Merger and has full intention of proceeding with the Merger, there are no assurances that such Merger will ever be completed and if it does that the operations of Potomac will be successful; and (c) the Merger will be subject to regulatory review by the SEC, including the filing of a “Super 8-K” filing with the SEC, corporate filings with the State of Nevada and written notice requirements to FINRA.

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

Table of Contents	15

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

Depending on the features of a particular system the retail price including installation can range from approximately $5,000 up to $50,000.

Table of Contents	16

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2014 and September 30, 2013 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2013.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine Month Period ended September 30
	2014	2013

Revenues, net	$291,772	$508,168
Cost of sales	59,097	259,906
Gross profit	232,675	248,262
Total operating expenses	1,230,490	1,147,728
Loss from operations	(997,815)	(899,466)
Total other income (expense)	(26,504)	(500,923)
Net loss	(1,024,319)	(1,400,389)
Net loss per share	$(0.00)	$(0.01)

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013.

Our net loss for the nine month period ended September 30, 2014 was ($1,024,319) compared to a net loss of ($1,400,389) during the nine month period ended September 30, 2013 (a decrease in net loss of $376,070). We generated net revenues of $291,772 during the nine month period ended September 30, 2014 compared to $508,168 during the nine month period ended September 30, 2013 (a decrease in net revenue of $216,396). During the nine month period ended September 30, 2014, revenue consisted of: (i) $204,357 (2013: $429,469) in product sales and installation; and (ii) $87,415 (2013: $78,699) in extended warranties.

Table of Contents	17

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013. The decline in decreased revenues was due to a decline in the demand for our security products.

Cost of goods sold decreased during the nine month period ended September 30, 2014 to $59,097 from $259,906 incurred during the nine month period ended September 30, 2013, resulting in a gross profit of $232,675 for the nine month period ended September 30, 2014 compared to a gross profit of $248,262 for the nine month period ended September 30, 2013. During the nine month period ended September 30, 2014, the prevailing trend of decreasing cost of goods sold was due to an decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013.

During the nine month period ended September 30, 2014, we incurred operating expenses of $1,230,490 compared to $1,147,728 incurred during the nine month period ended September 30, 2013 (an increase of $82,762). These operating expenses incurred during the nine month period ended September 30, 2014 consisted of: (i) general and administrative of $204,128 (2013: $244,316); (ii) professional fees of $641,674 (2013: $669,132); and (iii) salaries and benefits of $384,688 (2013: $234,280).

During the nine month period ended September 30, 2014, our general and administrative expenses generally consisted of: (i) bank service charges of $1,803 (2013: $3,627); (ii) contractual temporary labor of $35,628 (2013: $19,219); (iii) filing and service fees of $14,555 (2013: $30,915); (iv) insurance of $7,975 (2013: $25,365);  (v) postage and delivery of  $13,134 (2013: $7,079); (vi) rent of $30,811 (2013: $34,780); (vi) supplies of $9,196 (2013: $12,509); (vii) telephone of $6,358 (2013: $10,651); (viii) other of $4,459 (2013: $8,529); (ix) travel $54,628 (2013: $65,355); (x) utilities of $8,559 (2013: $7,050); (xi) advertising and promotion $4,292 (2013: $8,656); (xii)  depreciation of $4,800 (2013: $8,642); (xiii) auto and truck of $4,305 (2013: $1,939); and (xiv) product development of $3,626 (2013: $-0-).

During the nine month period ended September 30, 2014, our professional fees consisted of: (i) accounting fees of $78,579 (2013: $91,557); (ii) engineering fees of $135,833 (2013: $112,500); (iii) legal fees of $11,525 (2013: $29,077); (iv) investor relations fees of $22,500 (2013: $260,625); (v) management and operations $181,100 (2013: $43,200); (vi) marketing and promotion $210,728 (2013: $132,173); and (vii) programming of $1,409 (2013: $-0-).

Operating expenses incurred during the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013 increased primarily due to the increase in salaries and benefits of $150,408.

Our loss from operations during the nine month period ended September 30, 2014 was ($997,815) compared to a loss from operations of ($899,466) during the nine month period ended September 30, 2013.

During the nine month period ended September 30, 2014, we incurred other expenses as follows: (i) stock option compensation based on valuation of options granted of (2014: $-0-) (2013: $450,000); and (ii) interest expense in the amount of ($26,504) (2013: ($50,923). The decrease in interest expense was due to a decrease in interest bearing notes payable. During the nine month period ended September 30, 2013, we realized stock compensation based on issuance of shares as compensation for salaries.

After deducting other expense, we realized a net loss of ($1,024,319) or ($0.00) per share for the nine month period ended September 30, 2014 compared to a net loss of ($1,400,389) or ($0.01) per share for the nine month period ended September 30, 2013. The weighted average number of shares outstanding was 256,298,599 for the nine month period ended September 30, 2014 compared to 186,965,012 for the nine month period ended September 30, 2013.

Table of Contents	18

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013.

Our net loss for the three month period ended September 30, 2014 was ($192,809) compared to a net loss of ($549,764) during the three month period ended September 30, 2013 (a decrease in net loss of $356,955). We generated net revenues of $100,722 during the three month period ended September 30, 2014 compared to $102,556 during the nine month period ended September 30, 2013 (a decrease in net revenue of $1,834). During the three month period ended September 30, 2014, revenue consisted of: (i) $77,305 (2013: $70,470) in product sales and installation; and (ii) $23,417 (2013: $32,086) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a slight increase in sales of our products which resulted in increased revenues for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. The increase in revenues was due to an increase in marketing efforts of our security products.

Cost of goods sold decreased during the three month period ended September 30, 2014 to $21,544 from $35,318 incurred during the three month period ended September 30, 2013, resulting in a gross profit of $79,178 for the three month period ended September 30, 2014 compared to a gross profit of $67,238 for the three month period ended September 30, 2013. During the three month period ended September 30, 2014, the prevailing trend of decreasing cost of goods sold was due to a decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013.

During the three month period ended September 30, 2014, we incurred operating expenses of $263,406 compared to $607,856 incurred during the three month period ended September 30, 2013 (a decrease of $344,450). These operating expenses incurred during the three month period ended September 30, 2014 consisted of: (i) general and administrative of $64,658 (2013: $100,346); (ii) professional fees of $71,508 (2013: $410,698); and (iii) salaries and benefits of $127,240 (2013: $96,812).

During the three month period ended September 30, 2014, our general and administrative expenses generally consisted of: (i) bank service charges of $750 (2013: $1,255); (ii) contractual temporary labor of $14,750 (2013: $3,010); (iii) filing and service fees of $9,248 (2013: $12,843); (iv) insurance of $0 (2013: $8,289);  (v) postage and delivery of  $4,777 (2013: $3,869); (vi) rent of $10,248 (2013: $9,954); (vi) supplies of $1,820 (2013: $6,154); (vii) telephone of $1,728 (2013: $3,951); (viii) other of $884 (2013: $15,207); (ix) travel $13,761 (2013: $25,955); (x) utilities of $3,013 (2013: $2,044); (xi) advertising and promotion $845 (2013: $4,935); (xii)  and depreciation of $1,600 (2013: $2,880); (xiii) and auto and truck of $1,234 (2013 $2,307).

During the three month period ended September 30, 2014, our professional fees consisted of: (i) accounting fees of $15,750 (2013: $24,250); (ii) engineering fees of $29,333 (2013: $60,000); (iii) legal fees of $5,325 (2013: $8,607); (iv) investor relations fees of $0 (2013: $225,500); (v) management and operations $1,100 (2013: $16,200); (vi) marketing and promotion $20,000 (2013: $76,641); and (vii) programming of $-0- (2013: $-0-).

Operating expenses incurred during the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013 decreased primarily due to the decrease in professional fees of $339,190.

Our loss from operations during the three month period ended September 30, 2014 was ($184,228) compared to a loss from operations of ($540,618) during the three month period ended September 30, 2013.

Table of Contents	19

During the three month period ended September 30, 2014, we incurred other expense in the form of interest expense in the amount of ($8,581) (2013: ($9,146)). The decrease in interest expense was due to a decrease in interest bearing notes payable.

After deducting other expense, we realized a net loss of ($192,809) or ($0.00) per share for the three month period ended September 30, 2014 compared to a net loss of ($549,764) or ($0.00) per share for the three month period ended September 30, 2013. The weighted average number of shares outstanding was 269,013,367 for the three month period ended September 30, 2014 compared to 198,397,265 for the three month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2014

As of September 30, 2014, our current assets were $188,222 and our current liabilities were $1,440,299, which resulted in a working capital deficit of $1,252,077. As at the nine month period ended September 30, 2014, current assets were comprised of: (i) $7,955 in cash; (ii) $86,679 in accounts receivable; (iii) $1,088 in inventory; and (iv) $92,500 in prepaid expenses. As at the nine month period ended September 30, 2014, current liabilities were comprised of: (i) $401,209 in accounts payable; (ii) $5,514 in deferred compensation; (iii) $168,979 in accrued and withheld payroll taxes payable; (iv) $65,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $404,886 in loans from stockholders; (vii) $78,475 in notes payable; and (viii) $90,611 in deferred revenue.

As of September 30, 2014, our total assets were $196,686 comprised of: (i) $188,222 in current assets; (ii) property and equipment (net) of $5,592; and (iii) $2,872 in deposits. The increase in total assets during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in prepaid expenses and accounts receivable.

As of September 30, 2014, our total liabilities were $1,465,182 comprised of: (i) $1,440,299 in current liabilities; and (ii) $24,883 in notes payable (non-current portion). The slight decrease in liabilities during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the decrease in deferred compensation, notes payable and deferred revenue offset by an increase to accounts payable and accrued interest payable.

Stockholders’ deficit decreased from ($1,296,106) for fiscal year ended December 31, 2013 to ($1,268,496) for the nine month period ended September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2014, net cash flows used in operating activities was ($166,503) compared to net cash flows used in operating activities of ($478,296) for the nine month period ended September 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $1,024,319 (2013: $1,400,389), which was partially adjusted by: (i) $4,800 (2013: $8,642) in depreciation and amortization; (ii) $363,407 (2013: $240,547) in common stock issued in payment of services; (iii) $65,000 (2013: $225,000) in preferred stock issued in payment of services; (iv) $-0- (2013: $450,000 in stock option expense; and (v) $3,597 (2013: $-0-) in interest expense paid with debt.

Net cash flows used in operating activities was further changed in operating assets and liabilities by: (i) an increase in accounts receivable of ($40,255) (2013: $1,098); (ii) a decrease of $23,021 (2013: $116,618) in inventories; and (iii) a decrease of $125,389 (2013: $-0-) in prepaid expenses.

Net cash flows used in operating activities was further changed in cash by: (i) an increase in accounts payable of $211,927 (2013: ($115,529)); (ii) an increase in deferred compensation of $111,324 (2013: $49,435); (iii) an increase in accrued interest of $22,500 (2013: $45,573); (iv) a decrease in payroll taxes accrued and withheld of ($1,530) (2013: $5,818); and (v) a decrease in deferred revenue of ($31,364) (2013: ($105,109)).

Table of Contents	20

Cash Flows from Investing Activities

For the nine month period ended September 30, 2014 , net cash flows used in investing activities was $-0- compared to net cash flows used in operating activities of $6,905 for the nine month period ended September 30, 2013 relating to purchases of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2014, net cash flows provided from financing activities was $121,379 compared to $491,210 for the nine month period ended September 30, 2013. Cash flows from financing activities for the nine month period ended September 30, 2014 consisted of: (i) $25,000 in proceeds from sales of common stock; and (ii) $125,548 in loans to/from stockholders, which was offset by $29,169 in principal payments on notes payable.

Cash flows from financing activities for the nine month period ended September 30, 2013 consisted of: (i) 100,000 in proceeds from issuable common stock; (ii) 385,000 in proceeds from sale of common stock; and (ii) $21,210 in loans to/from stockholders, which was offset by $15,000 in principal payments on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $1,024,319 at September 30, 2014 and $1,400,389 at September 30, 2013. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Table of Contents	21

Our independent registered accounting firm included an explanatory paragraph December 31, 2013, in their report on the accompanying financial statements for December 31, 2013 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. The base rent had been $3,077 per month with an annual rent escalator of 3%. Under the current renewal the current monthly lease payment is $3,464. Rent expenses, which includes the Caton property as well as certain other short-term leases, was $30,811 and $34,780 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Our total current liabilities decreased to $1,440,299 at the nine month period ended September 30, 2014 compared to $1,419,772 at fiscal year ended December 31, 2013. As of September 30, 2014, our short and long term notes payable consist of the following:

●	We have financed a vehicle in 2009 through Chase Auto Finance with an outstanding balance of $448. Payments are $533 per month which includes interest at 5.34%. The loan is for 60 months with the final payment due in July 2014.
●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.
●	A term loan secured by a shareholder payable in monthly installments of $2,587 commencing December 25, 2009 but re-financed in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 7.5% per annum.

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

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Contents	22

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

Table of Contents	23

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2014 to remedy such deficiencies.

Table of Contents	24

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

During the three month period ended September 30, 2014, we authorized the issuance of a further 11,874,666 shares of our restricted common stock as follows: (i) 5,900,000 shares at a per share price of approximately $0.020 to five contractors for professional services rendered; (ii) 250,000 shares at a per share price of approximately $0.02 to one creditor for loan; (iii) 1,200,000 shares at a per share price of approximately $0.02 to four advisory board members; (iv) 950,000 shares at a per share price of approximately $0.02 to four sales consultants; (v) 1,000,000 shares to two individuals as compensation for salaries; (vi) 1,108,000 shares at a per share price of $0.01 for legal services rendered; and (vii) 1,466,666 shares at a per share price of $0.02 for engineering services rendered.

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

Table of Contents	25

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

Table of Contents	26

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.5	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.6	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

10.7	Executive Employment Agreement dated January 1, 2014 between View Systems Inc. and Gunther Than (incorporated by reference to exhibit 10.1 to Form 8-K filed May 14, 2014).

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: November 18, 2014	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	27