Form 10-K
period 2014-12-31
VIEW SYSTEMS INC
filed 2015-04-15
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). o YES þ NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2014 was $1,949,590.83.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. o YES o NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 304,855,526 shares of common stock are outstanding as of April 14, 2015.

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

Table of Contents	1

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

Letter of Intent

On January 29, 2015, we entered into that certain letter of intent (the "Letter of Intent") with Potomac River Group LLC ("PRG"), regarding the acquisition by PRG of substantially all of the assets and certain specified liabilities of our business (the "Transaction"). In accordance with the terms and provisions of the Letter of Intent: (i) we will transfer substantially all of our assets and certain specified liabilities free and clear of all encumbrances to a newly created wholly-owned limited liability company (the "Merger Sub"); (ii) we will further consolidate all of our outstanding shares into a single class of common stock that will remain publicly traded; and (iii) subsequently, the Merger Sub and PRG will merge with PRG as the survivor and we will change our name to "Potomac River Group Holdings Inc.". In further accordance with the terms and provisions of the Letter of Intent, we will receive approximately 12% of the membership interests of PRG and the then existing members of PRG will receive 88% of the membership interests of PRG, which will be exchangeable into shares our common stock on a one-for-one basis.

Certain conditions must be met before the parties memoralize the final terms in a definitive agreement as follows: (i) PRG's satisfactory completion of due diligence; (ii) renegotiation and execution of certain banking/lending arrangements satisfactory to PRG; (iii) the respective board of directors and shareholders of PRG and us approving the Transaction; (iv) receipt of any regulatory approvals and third party consents; and (v) certain employment agreements entered into, including one with Gunther Than, our current President/Chief Executive Officer.

We have agreed with PRG that until such time as the Letter of Intent has terminated either by execution of a definitive agreement or mutual consent or April 30, 2015, we shall not initiate, solicit or negotiate any proposal or offer from any person/group other than PRG to acquire all or any portion of our assets.

As of the date of this Annual Report, we anticipate presenting the Transaction to our shareholders for approval.

PRODUCTS AND SERVICES

We have three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. With regards to the three products as described below, revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer. However, the customer can also self-install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. See "Item 7. Management's Discussion and Analysis

Our current principal products and services include:

Table of Contents	2

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

Table of Contents	3

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

Table of Contents	4

Our ViewMaxx products include the following features:

•	Use any and all forms of telecommunications, such as standard telephone lines;
•	Video can be monitored 24 hours a day by a security monitoring center
•	Local and remote recording, storage and playback for up to 28 days, with optional additional storage capability;
•	The system may be set to automatically review an area in a desired camera sequence;
•	Stores the video image according to time or a criteria specified by the customer and retrieves the visual data selectively in a manner that the customer considers valuable or desirable;
•	The system may trigger programmed responses to events detected in a surveillance area, such as break-ins or other unauthorized breaches of the secured area;
•	Cameras can be concealed in ordinary home devices such as smoke detectors
•	The system monitors itself to insure system functionality with alert messages in the event of covert or natural interruption; and
•	Modular expansion system configuration allows the user to purchase add-on components at a later date.

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

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

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

RESEARCH AND DEVELOPMENT

We outsource improvements or changes when requested by customers and warranted financially. For the years ended December 31, 2014 and December 31, 2013, we have spent approximately $3,626 and $21,977, respectively, on research and development.

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

Table of Contents	8

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $1,338,145 for 2014 and a net loss of $2,008,101 for 2013. In addition, we had an accumulated deficit of $28,949,191 at December 31, 2014 as compared with $27,611,046 at December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of $1,338,145 for fiscal year ended December 31, 2014 and net cash used in operations of $172,367 for the fiscal year ended December 31, 2014. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2014, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2014 and 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2014 was $1,338,145 and our net loss for the year ended December 31, 2013 was $2,008,101. Our retained deficit was $28,949,191 at December 31, 2014. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2014. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2014, and December 31, 2013 that expressed substantial doubt regarding our ability to continue as a going concern.

Table of Contents	9

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $1,200,000 in additional financing within the next twelve months to develop our sales channels. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $1,000,000 through an offering of securities.

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

Table of Contents	10

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

Table of Contents	11

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 304,855,526 shares of common stock issued and outstanding and 4,089,647 shares of preferred stock issued and outstanding. Currently, our directors and executive officers collectively hold approximately 18.59% of the voting power of our common and 100% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer's voting preferred stock, our directors and officers have the power to vote approximately 32.22% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this Annual Report. Pursuant to Nevada law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

OUR OFFICER AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Table of Contents	12

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

For fiscal year ended 2014, we did not adequately implement certain internal controls, particularly with respect to revenue reporting, and made certain other accounting errors in our financial statements for the year ended December 31, 2010 and for the interim periods of March 31, 2011, June 30, 2011, and September 30, 2011. Due to accounting errors, we had to restate our financial statements as of and for the period ended December 31, 2010 to reflect the correction of: (i) an understatement of deferred income that resulted from incorrectly allocating the revenue received under extended warranty arrangements over the life of the warranty; (ii) an overstatement of revenue due to recognition of sales prior to the installation of the products, and (iii) the classification of common stock that was issued to the holder of a note payable. As a result of reducing sales revenue there was a corresponding reduction in cost of sales and accounts payable. We had originally recorded the issuance of the stock as a payment in full for the note and related costs. However, after a further review of the legal documents, it was determined that the debt was not satisfied but instead the ultimate resolution of the debt was contingent on events that were still unfolding.

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

Table of Contents	13

For fiscal year ended December 31, 2012, we have remedied our control deficiencies over our revenue recognition. In 2013 and 2014, we identified a material weakness because we did not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of our business. We intend to address this material weakness by reviewing our business. We intend to address this material weakness by reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

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

•	Investors may have difficulty buying and selling our shares or obtaining market quotations;
•	Market visibility for our common stock may be limited; and
•	A lack of visibility for our common stock may depress the market price for our shares.

Table of Contents	14

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

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Table of Contents	15

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

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

Table of Contents	16

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

The original base rent had been $3,077 per month with an annual rent escalator of 3%. The current monthly rent is $3,464. .Rent expense, which includes the Caton Center property as well as some other short-term leases, was $42,582 and $44,652 for the periods ended December 31, 2014 and 2013, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Table of Contents	17

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2014:	High	Low
Fourth Quarter	$0.013		$0.01
Third Quarter	$0.023		$0.0033
Second Quarter	$0.026		$0.01
First Quarter	$0.03		$0.016

FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.301	`	0.0001
Third Quarter	$0.035		$0.0378
Second Quarter	$0.04		$0.037
First Quarter	$0.025		$0.019

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of April 14, 2015, there were approximately 402 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Table of Contents	18

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000	(1)	—	36,340,900	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	10,000,000		—	36,340,900

(1)	Represents shares reserved for the Company’s 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company’s 2010 Service Provider Stock Compensation Plan.

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

Table of Contents	19

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

Other Information about the 2010 EIP

The 2010 EIP will terminate in 2020 unless terminated earlier by our Board or extended by our Board with the approval of the stockholders.

Table of Contents	20

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

Table of Contents	21

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

Grant of Options under the 2010 SCP. During fiscal year ended December 31, 2014, we did not grant any stock options. During fiscal year ended December 31, 2013, we granted an aggregate of 10,000,000 stock options to one of our directors. The stock options are exercisable into shares of common stock at $0.03 per share for a period of ten years. As of the date of this Annual Report, none of the stock options have been exercised. See "Item 11. Executive Compensation".

INFORMATION RELATING TO OUTSTANDING SHARES

As of April 14, 2015, there were 304,855,526 shares of our common stock issued and outstanding and 4,089,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 26,773,798 shares are owned by officers, directors and principal stock holders) were issued in a registered transaction or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

Table of Contents	22

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2014 and to current date, we issued an aggregate of 58,205,777 shares of unregistered common stock and 2,000,000 Series A preferred shares as follows.

Common Stock -2014

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 22,631,111 shares of our restricted common stock (which were issued subsequent to December 31, 2013) as follows: (i) 11,911,111 shares at a per share price of approximately $0.018 to investors resulting in gross proceeds of $217,500; (ii) 6,820,000 shares of common stock at a per share price of $0.018 to consultants in payment of services rendered in the aggregate amount of $125,000; (iii) 1,400,000 shares of common stock at a per share price of $0.021 in payment of services of $30,000; and (iv) 3,000,000 shares of common stock at a per share price of $0.021 to creditors in payment of notes payable and accrued interest of $159,720. The 22,631,111 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During the six month period ended June 30, 2014, we issued a further 16,700,000 shares of our restricted common stock as follows: (i) 1,000,000 shares at a per share price of approximately $0.025 to investors resulting in gross proceeds of $25,000; (ii) 500,000 shares of common stock at a per share price of $0.02 to creditor as settlement of note payable of $10,000; (iii) 15,200,000 shares of common stock at a per share price of $0.02 in payment of services of $309,500. The 16,700,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

During the three month period ended December 31, 2014, we authorized the issuance of a further 7,000,000 shares of our restricted common stock as follows: (i) 1,000,000 shares to a consultant for consulting services provided at $0.01 per share; and (ii) 6,000,000 shares to an unrelated third party for services rendered in the identification and negotiation regarding a potential merger candidate, which shares were issued at $0.01 per share.

Common Stock - 2015

Subsequent to fiscal year ended December 31, 2014, we issued a further 24,250,000 shares of unregistered common stock as follows:

Table of Contents	23

During April 2015, we authorized the issuance of 3,250,000 shares of our restricted common stock to an unrelated third party for services rendered at a per share price of $0.01. The 3,250,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During April 2015, we issued a further 21,000,000 shares of our restricted common stock to John Holmes on the basis of his conversion of the 1,400,000 shares of Series A preferred stock previously held of record. The conversion ratio of the Series A preferred stock is 15 shares of common stock for one preferred share. The 21,000,000 shares were issued in a private transaction to John Holmes under Section 4(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Holmes acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Preferred Stock - 2014

During fiscal year ended December 31, 2014, we authorized the issuance of an aggregate 2,000,000 shares of our Series A preferred stock at a per share price of approximately $0.24 to Gunther Than, our Chief Executive Officer, as payment of deferred and current compensation in the amount of $480,000. The 2,000,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Executive Compensation."

USE OF PROCEEDS FROM REGISTERED SECURITIES

2014 Registration Statement

On March 10, 2014, we filed a registration statement with the Securities and Exchange Commission Form S-1 to register 100,000,000 shares of our common stock at a per share price of $0.04 to raise up to $4,000,000.00 in proceeds and to register 6,000,000 shares on behalf of two selling shareholders. The SEC file number of the registration statement is 333-169804. The Form S-1 was declared effective by the SEC on August 14, 2014. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered common stock. The offering price for our shares registered in the offering is $0.04 per share for an aggregate offering price of $4,000,000.00.

As of the date of this Annual Report, we have not sold or exchanged common stock registered in the registration statement for cash, services, or in exchange for forgiveness of any debt obligation. The offering at all times has been self-underwritten, meaning we have been offering the registered shares ourselves, and we have not entered into an agreement for an underwriter to acquire some or all of the shares registered. We have not incurred a material amount of expenses in offering the shares for sale because the market price of our common stock was below the fixed offering price provided in the prospectus. Also, we understand that the selling shareholders named in the prospectus have not sold their respective shares registered in the registration statement.

Table of Contents	24

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

Management believes that heightened attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive growth in the market for security products. We have three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. With regards to the three products as described below, revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer. However, the customer can also self-install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.

During fiscal years ended December 31, 2013, we received 47% of our product sales revenue from a single state municipal agency. The contract with this state municipal agency was completed during 2013. Thus, this may results in a significant decrease in future revenue in subsequent years and result in a material effect on our financial results.

Our strategy for 2065 for ViewScan will be to extend our sales and service provisions. To increase sales we offer demonstrations of our products to potential customers in specific geographical areas and at region - specific trade shows, such as sheriff’s conventions, court administrators’ meetings, civil support team, state police and dealer shows. When a demonstration results in a sale of one of our products, then we attempt to expand that market by contacting other potential customers in the area, such as, correctional facilities, courthouses and other municipal buildings.

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

Table of Contents	25

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

Merger or Acquisition Pending in 2015

We have not entered into definite agreements or decisions about any business combination opportunities, although we have entered into the Letter of Intent with PRG. We have also had several discussions with interested parties that appeared to be promising. We continue to explore potential merger and acquisition options.

Discontinued Operation

Fiber optic contract installations peaked for 2010 in the summer months. Although this market is seasonal and slow in the fall and winter months, we did not secure meaningful subcontract work during 2011. We have chosen not to pursue Fiber optic network installations and have discontinued this area of our business. We also no longer manufacture our Multi-Mission Mobile Video. We have removed the MINI from our product line. And we have not sold any of our ViewMaxx Digital Videos in over four years.

Form S-1 Registration Statement Declared Effective

On March 10, 2014, we filed a registration statement with the Securities and Exchange Commission Form S-1 to register 100,000,000 shares of our common stock at a per share price of $0.04 to raise up to $4,000,000.00 in proceeds and to register 6,000,000 shares on behalf of two selling shareholders. The SEC file number of the registration statement is 333-169804. The Form S-1 registration statement was declared effective by the SEC on August 14, 2014. The stated primary purposes of the offering are to obtain additional capital to: (1) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) provide working capital to finance corporate acquisitions and the integration of new technologies; and (3) retire debt through cash payment or the exchange of debt obligations with payment in registered common stock. The offering price for our shares registered in the offering is $0.04 per share for an aggregate offering price of $4,000,000.00.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2014 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

Table of Contents	26

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2014	2013
Revenues, net	$392,167	$550,693
Cost of sales	84,950	317,242
Gross profit (loss)	307,217	233,451
Total operating expenses	1,623,642	1,747,149
Loss from operations	(1,316,425)	(1,513,698)
Total other income (expense)	(21,720)	(494,403)
Net loss	(1,338,145)	(2,008,101)
Net loss per share	$(0.01)	$(0.01)

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2014 and 2013.

	2014	2013
ViewScan/VFR	$251,085	$424,266
Warranty	113,857	90,040
Surveillance Package	-0-	-0-
Fiber-optic installation	-0-	13,290
Service, installation, training, etc	27,225	23,097
Total	$392,167	$550,693

Our sales backlog at December 31, 2014 and December 31, 2013 was $-0--. In the event there is a delay between the time of the purchase order and shipping of the product, this results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products weeks or months after receiving an order. However, we are attempting to shorten this lead time to several weeks.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project. In previous fiscal years, we have had a back log because we do not hold unsold units in inventory.

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Our net loss for fiscal year ended December 31, 2014 was ($1,338,145) compared to a net loss of ($2,008,101) during fiscal year ended December 31, 2012 (a decrease in net loss of $669,956).

We generated revenues of $392,167 during fiscal year ended December 31, 2014 compared to $550,693 during fiscal year ended December 31, 2013. During fiscal year ended December 31, 2014, revenue consisted of: (i) $278,310 (2013: $460,653) in product sales and installation; and (ii) $113,857 (2013: $90,040) in extended warranties.

Table of Contents	27

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

We have experienced a decrease in sales of our products which resulted in decreased revenues for fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013. We believe the decline in decreased revenues was due to the conclusion of a major sales contract during the quarter ended March 31, 2013 and a slight decline in the demand for our security products.

Cost of goods sold decreased during fiscal year ended December 31, 2014 to $84.950 from $317,242 incurred during fiscal year ended December 31, 2013, resulting in a gross profit of $307,217 for fiscal year ended December 31, 2014 compared to a gross profit of $233,451 for fiscal year ended December 31, 2013. During fiscal year ended December 31, 2014, the prevailing trend of decreasing cost of goods sold was due to a decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during fiscal year ended December 31, 2014 as compared to fiscal year ended December 31, 2012.

During fiscal year ended December 31, 2014, we incurred operating expenses of $1,623,642 compared to $1,747,149 incurred during fiscal year ended December 31, 2013 (a decrease of $123,507). These operating expenses incurred during fiscal year ended December 31, 2014 consisted of: (i) general and administrative of $279,082 (2013: $341,390); (ii) professional fees of $817,237 (2013: $1,037,204); and (iii) salaries and benefits of $527,323 (2013: $368,555).

During fiscal year ended December 31, 2014, our general and administrative expenses generally consisted of: (i) advertising and promotion of $4,677; (ii) advertising and promotion - trade shows of $275; (iii) bank service charges of $2,473; (iv) contractual temporary labor of $51,600; (v) filing and service fees of $18,392; (vi) insurance - auto of $2,185; (vii) liability insurance of $7,975; (viii) postage and delivery of $15,379; (ix) rent of $42,582; (x) supplies of $12,400; (xi) telephone of $9,155; (xii) travel of $69,401; (xiii) utilities of $11,211; (xiv) depreciation of $6,470; (xv) product development of $3,626; (xvi) auto and truck of $4,349; (xvii) dues and subscriptions of $2,129; and (xviii) other of $14,803.

Table of Contents	28

During fiscal year ended December 31, 2014, our professional fees consisted of: (i) accounting fees of $102,329; (ii) engineering fees of $168,833; (iii) legal fees of $37,338; (iv) marketing and promotional fees of $243,728; (v) management and operations of $181,100; (vi) investor relations of $82,500; and (vii) programming of $1,409.

Operating expenses incurred during fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013 decreased primarily due to the decrease in professional fees of $219,967.

Thus, our loss from operations during fiscal year ended December 31, 2014 was ($1,316,425) compared to a loss from operations of ($1,513,698) during fiscal year ended December 31, 2013.

During fiscal year ended December 31, 2014, we realized other expense in the total amount of ($21,720) consisting of gain from renegotiated debt of $9,234, which was offset by interest expense of $30,954. During fiscal year ended December 31, 2013, we realized other expense in the total amount of ($494.403) consisting of gain from renegotiated debt of $43,561, which was offset by stock compensation expense of $450,000, bad debt of $7,848 and interest expense of $80,116. The decrease in interest expense was due to a decrease in interest bearing notes payable. During fiscal year ended December 31, 2013, we realized stock compensation based on issuance of shares as compensation for salaries. Therefore, this resulted in total other expense during fiscal year ended December 31, 2014 of ($21.720) compared to total other expense during fiscal year ended December 31, 2013 of ($494,403).

After deducting other expense, we realized a net loss of ($1,338,145) or ($0.01) for fiscal year ended December 31, 2014 compared to a net loss of ($2,008,101) or ($0.01) for fiscal year ended December 31, 2013. The weighted average number of shares outstanding was 261,754,044 for fiscal year ended December 31, 2014 compared to 194,843,005 for fiscal year ended December 31, 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2014

As of December 31, 2014, our current assets were $40,910 and our current liabilities were $1,548,964, which resulted in a working capital deficit of $1,508,054. As of December 31, 2014, current assets were comprised of: (i) $13,077 in cash; (ii) $26,745 in accounts receivable (net of allowance for doubtful accounts of $-0-); and (iii) $1,088 in inventory. As of December 31, 2014, current liabilities were comprised of: (i) $497,787 in accounts payable and accrued expenses; (ii) $565 in deferred compensation; (iii) $174,405 in accrued and withheld payroll taxes payable; (iv) $65,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $432,293 in loans from stockholders; (vii) $80,121 in notes payable; and (viii) deferred revenue of $73,168.

As of December 31, 2014, our total assets were $47,704 comprised of: (i) $40,910 in current assets; (ii) property and equipment (net) of $3,922; and (iii) $2,872 in deposits. The decrease in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the substantial decrease in inventory, cash and prepaid expenses.

As of December 31, 2014, our total liabilities were $1,560,025 comprised of: (i) $1,419,772 in current liabilities; and (ii) $11,061 in long term portion of notes payable. The increase in liabilities during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in accounts payable and accrued expenses and loans from stockholders.

Stockholders’ deficit decreased from ($1,296,106) for fiscal year ended December 31, 2013 to ($1,512,321) for fiscal year ended December 31, 2014.

Table of Contents	29

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2014, net cash flows used in operating activities was $172,367 compared to $784,570 for fiscal year ended December 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $1,338,145 (2013: $2,008,101), which was partially adjusted by: (i) $6,470 (2013: $12,597) in depreciation; (ii) $591,930 (2013: $585,438) in common stock issued for payment of services; (ii) $480,000 (2013: $225,000) in preferred stock issued for services; (iii) $-0- (2013: $450,000) in stock option expense; (iv) $-0- (2013: $7,848) in bad debt; (v) a gain of ($9,234) (2013: ($43,561)) from re-negotiated debt; and (vi) $2,841 (2012: $-0-) in interest expense paid with debt.

Net cash flows used in operating activities was further changed by: (i) decrease of $19,679 (2013: decrease of $12,597) in accounts receivable; (ii) decrease of $23,021 (2013: ($117,956) in inventory; (iii) decrease of $32,889 (2013: ($-0-) in pre-paid expenses; (iv) increase of $54,218 (2013: decrease of $188,953) in accounts payable and accrued expenses; (v) decrease of $13,625 (2013: an increase of $14,623) in deferred compensation; (vi) an increase of $3,896 (2013: $14,623) in payroll taxes accrued and withheld; (vii) an increase of $22,500 (2013: $36,960) in accrued interest; and (viii) a decrease of $48,807 (2013: ($94.001) in deferred revenue.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2014, net cash flows used in investing activities was $-0- compared to $6,839 for fiscal year ended December 31, 2013, which related to additions to fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2014, net cash flows provided from financing activities was $132,366 compared to $737,306 for fiscal year ended December 31, 2013. Cash flows from financing activities for the fiscal year ended December 31, 2014 consisted of $25,000 in proceeds from sales of common stock and $156,984 in proceeds/payments from stockholders loans, which was offset by $49,618 in principal payment on notes payable. Cash flows from financing activities for fiscal year ended December 31, 2013 consisted of $518,000 in proceeds from sales of common stock, $217,500 in proceeds from issuable common stock and $31,806 in proceeds/payments from stockholders loans, which was offset by $30,000 in principal payments on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $1,338,145 at fiscal year ended December 31, 2014. Our revenues from several product sales have been increasing and some others decreasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2015 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to increase but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2015 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations.

Table of Contents	30

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2015. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. The base rent had been $3,077 per month with an annual rent escalator of 3%. Under the current renewal the current monthly lease payment is $3,464.

Our total current liabilities increased to $1,560,025 at fiscal year ended December 31, 2014 compared to $1,465,870 at fiscal year ended December 31, 2013. As of December 31, 2014, our short and long term notes payable consist of the following:

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$41,182	$72,596

Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full.	—	45,000

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Chase Equipment loan to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum.	$91,182	$172,214

Total	$91,182	$172,214

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Table of Contents	31

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

C O N T E N T S

Table of Contents	32

STEGMAN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
View Systems, Inc. and Subsidiary
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of View Systems, Inc. and Subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations in recent years and currently has negative working capital. Additionally, the Company is in default, on a number of covenants relating to outstanding debt agreements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Stegman + Company

Baltimore, Maryland
April 15, 2015

Suite 100, 405 East Joppa Road · Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman.com

Member AGN

Table of Contents	33

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013
	2014	2013
ASSETS
Current Assets
Cash	$13,077	$53,078
Accounts receivable	26,745	46,424
Inventory	1,088	24,109
Prepaid expenses	—	32,889
Total current assets	40,910	156,500
Property and Equipment (Net)	3,922	10,392
Other Assets
Deposits	2,872	2,872
Total other assets	2,872	2,872
Total assets	$47,704	$169,764
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$497,787	$357,803
Deferred compensation	565	124,190
Accrued and withheld payroll taxes payable	174,405	170,509
Accrued interest payable	65,625	43,125
Accrued royalties payable	225,000	225,000
Loans from stockholders	432,293	251,054
Notes payable	80,121	126,116
Deferred revenue	73,168	121,975
Total current liabilities	1,548,964	1,419,772
Long-Term Liabilities
Long-term portion of notes payable	11,061	46,098
Total liabilities	1,560,025	1,465,870
Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,489,647	5,490	—
Issued and outstanding 3,489,647	—	3,490
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 280,605,526	280,605	—
Issued and outstanding 222,399,749	—	222,399
Common stock issuable	16,000	538,720
Additional paid in capital	27,134,775	25,550,331
Accumulated deficit	(28,949,191)	(27,611,046)
Total stockholders' deficit	(1,512,321)	(1,296,106)
Total Liabilities and Stockholders' Deficit	$47,704	$169,764

Table of Contents	34

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
Revenues
Products sales and installation	$278,310	$460,653
Revenue from extended warranties	113,857	90,040

Total revenue	392,167	550,693
Cost of sales	84,950	317,242

Gross profit	307,217	233,451

Operating expenses
General and administrative	279,082	341,390
Professional fees	817,237	1,037,204
Salaries and benefits	527,323	368,555

Total operating expenses	1,623,642	1,747,149

Loss from operations	(1,316,425)	(1,513,698)

Other income (expense)
Gain from renegotiated debt	9,234	43,561
Stock compensation expense	—	(450,000)
Bad debt	—	(7,848)
Interest expense	(30,954)	(80,116)

Total other income (expense)	(21,720)	(494,403)

Net loss	$(1,338,145)	$(2,008,101)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	261,754,044	194,843,005

Table of Contents	35

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
						Stock
						Settlement	Additional	Retained
	Preferred		Common		Stock	in Process-	Paid-in	Earning
	Shares	Amount	Shares	Amount	Issuable	Note 13	Capital	(Deficit)

Balance, January 1, 2013	2,989,647	$2,990	170,421,178	$170,421	$267,000	$(124,578)	$23,775,297	$(25,602,945)

Issuance of prior period issuable stock			12,000,000	12,000	(267,000)		255,000

Common stock issued for cash			20,866,667	20,867			497,133

Common stock issued for services			13,111,904	13,111			314,889

Common stock issued in payment of shareholder loans			1,500,000	1,500			6,000

Common stock issued in payment of accounts payable			4,500,000	4,500			86,400

Preferred stock issued for services	500,000	500					224,500

Adjustment due to issuance of options							450,000

Adjustment due to stock settlement						124,578	(58,888)

Common stock issuable (23,371,111 shares)					538,720

Net loss for the period ended December 31, 2013								(2,008,101)

Balance, December 31, 2013	3,489,647	3,490	222,399,749	222,399	538,720	—	25,550,331	(27,611,046)

Issuance of prior period issuable stock			22,631,111	22,631	(522,720)		500,089

Common stock issued for services			33,324,666	33,325			558,605

Common stock issued for cash			1,000,000	1,000			24,000

Common stock issued in payment of shareholder loans			750,000	750			14,250

Common stock issued in payment of accounts payable			500,000	500			9,500

Preferred stock issued for services	2,000,000	2,000					480,000

Net loss for the period ended December 31, 2014								(1,338,145)

Balance, December 31, 2014	5,489,647	$5,490	280,605,526	$280,605	$16,000	$—	$27,134,775	$(28,949,191)

Table of Contents	36

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,338,145)	$(2,008,101)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	6,470	12,597
Common stock issued/issuable in payment of services	591,930	585,438
Preferred stock issued in payment of services	480,000	225,000
Stock option expense	—	450,000
Bad debt	—	7,848
(Gain) loss from renegotiated debt	(9,234)	(43,561)
Interest expense paid with stock	—	16,133
Interest expense paid with debt	2,841	—

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	19,679	(12,597)
Inventory	23,021	117,956
Prepaid expenses	32,889	—

Increase (decrease) in cash from:
Accounts payable and accrued expenses	54,218	(188,953)
Deferred compensation	(13,625)	96,088
Accrued and withheld payroll taxes payable	3,896	14,623
Accrued interest payable	22,500	36,960
Deferred revenue	(48,807)	(94,001)
Net cash used in operating activities	(172,367)	(784,570)

Cash flows from investing activities:
Additions to fixed assets	—	(6,839)

Net cash used in investing activities	—	(6,839)

Cash flows from financing activities:
Proceeds from sales of common stock	25,000	518,000
Proceeds from issuable common stock	—	217,500
Proceeds/payments from stockholders loans	156,984	31,806
Principal payments on notes payable	(49,618)	(30,000)

Net cash provided by financing activities	132,366	737,306

Increase (decrease) in cash	(40,001)	(54,103)

Cash at beginning of period	53,078	107,181

Cash at end of period	$13,077	$53,078

Table of Contents	37

Cash paid for:
Interest	$—	$910

Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Notes payable paid down with common stock issuable	$—	$111,000
Accrued interest paid with issuable common stock	$—	$48,720
Loans from stockholders paid with common stock	$15,000	$17,500
Accounts payable and accrued expense paid with common stock	$10,000	$90,900
Stock settlement payable	$—	$124,578
Issuance of common stock issuable	$—	$267,000
Notes payable paid by shareholder	$31,414	$35,075
Common stock issued for prepayment of services	$—	$20,000

Table of Contents	38

 VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the “Company”) designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal. In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.

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

The Company recognized bad debt expense of $0 and $7,848 for the years ended December 31, 2014 and 2013, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer. However, the customer can also self-install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line basis over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Table of Contents	39

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventory is stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of December 31, 2014 and 2013 the Company’s inventory consisted of a number of assembled units as well as unassembled parts of the product.

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

Equipment	5-10 years
Software tools	5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2014 and 2013 amounted to $6,470 and $12,597, respectively.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $4,952 and $11,497, respectively.

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

Table of Contents	40

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for share-based compensation at fair value. Share-based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3 unobservable inputs. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2014 and 2013 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2014
Loss from operations which is the amount that is available to common stockholders	$(1,338,145)	261,754,044	$(0.01)

Year ended December 31, 2013
Loss from operations which is the amount that is available to common stockholders	$(2,008,101)	194,843,005	$(0.01)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2014 and 2013, the Company incurred net losses of $1,338,145 and $2,008,101, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during the remainder of 2015 primarily through increased sales although there will (See Note 14) still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

Table of Contents	41

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. GOING CONCERN (continued)

As described in Note 4, the Company is currently in default on a $50,000 loan from a stockholder.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company and will have a significant effect on the Company’s financial statements.

4. NOTES PAYABLE

Notes payable as of December 31, 2014 and December 31, 2013 consists of the following:

	2014	2013
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$41,182	$72,596
Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full.	—	45,000
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000
Chase Equipment loan to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum.	—	4,618
TOTAL	$91,182	$172,214
Less current portion	80,121	126,116
Non-current portion	$11,061	$46,098

Principal payments for the next five years:

2015	$80,121
2016	11,601
Thereafter	0
Total	$91,182

Table of Contents	42

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $26,810,000 as of December 31, 2014 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2014 are as follows:

Effect of net operating loss carry forward	$11,260,000
Less valuation allowance	(11,260,000)
Net deferred tax asset	$—

The components of income tax expense (benefit) are as follows:

	Year ended
	December 31,	December 31,
	2014	2013

Net loss per financial statements which approximates net loss per income tax returns	$(1,338,145)	$(2,088,101)
Income tax expense (benefit) applying prevailing Federal and state income tax rates	(562,000)	(843,000)
Less valuation allowance	562,000	843,000

Net income tax expense (benefit)	$—	$—

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

6. CONVERTIBLE PREFERRED STOCK

In July 2005 the Company issued 7,171,725 shares of Series A Preferred Stock in payment of services. The issuance had been previously authorized by the Board of Directors. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock.

Table of Contents	43

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

6. CONVERTIBLE PREFERRED STOCK (continued)

During 2008 the Board of Directors approved a reverse split of the stock in which one new share of preferred stock was issued in exchange for each 80 shares of stock outstanding. Accordingly, the total issued of preferred stock was adjusted from 7,171,725 shares to 89,647 shares. The par value and the total authorized shares did not change.

Effective in 2010 the initial issuance of Series A Preferred can be converted into common stock in the ratio of 15:1. During 2011 the Board of Directors authorized the issuance of an additional 1,400,000 shares of Series A Preferred Stock in payment of a loan from a shareholder in the amount of $64,000 and also in payment of services in the amount of $34,000. These additional shares can be converted to common stock beginning in 2013. Each share is entitled to fifteen votes and shall be entitled to vote on any matters brought to a vote on the common stock shareholder.

During 2013 the Board of Directors authorized the issuance of an additional 500,000 shares of Series A Preferred Stock in payment of professional services in the amount of $225,000.

During 2014 the Board of Directors authorized the issuance of an additional 2,000,000 shares of Series A Preferred Stock in payment of deferred and current compensation in the amount of $480,000.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in May 2015. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $42,582 and $44,652 for the periods ended December 31, 2014 and 2013, respectively.

8. STOCK BASED COMPENSATION

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

During 2014 and 2013, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2014 there were 33,324,666 shares of common stock issued in payment of expenses amounting to $591,930.

In addition, 500,000 shares of common stock were issued during 2014 in payment of accounts payable of $10,000 and another 750,000 shares of common stock were issued in payment of notes payable of $15,000.

For the year ended December 31, 2013 there were 13,111,904 shares of common stock issued in payment of expenses and prepaid expenses amounting to $328,000.

Table of Contents	44

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. STOCK BASED COMPENSATION (continued)

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

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Operations	Price	Contractual Life	Value
Outstanding at January 1, 2013	—	—	—	$—
Granted	15,000,000	$0.03	4.14	—
Exercised	—	—	—	—
Forfeited	(5,000,000)	—	—	—
Outstanding at Dec 31, 2013	10,000,000	0.03	4.14	—
Exercisable at Dec 31, 2014	10,000,000	$0.03	4.14	$—
Outstanding January 1, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at Dec 31, 2014	10.000,000	0.03	2.69	—
Exercisable at Dec 31, 2014	10,000,000	$0.03	2.69	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Annual Dividend	-
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

The 10,000,000 options granted for the year ended December 31, 2014 had a weighted average grant date fair value of $0.03.

Table of Contents	45

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $156,984 and $31,806 for the years ended December 31, 2014 and 2013, respectively. The total balance due on unstructured loans from stockholders amounted to $432,293 and $251,054 at December 31, 2014 and 2013, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

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

Subsequent to June 30, 2013 the note holder reported that he had sold all of the 3,500,000 shares of the common stock noted above. After giving effect to those proceeds, and the note holder and the Company agreed to settle the remaining debt for $75,000. As a result, the Company has agreed to make monthly payments of $5,000, commencing in July 2013, until the debt is paid in full. The agreement provides that there is no interest due on this debt. As of December 31, 2014 the obligation was paid in full.

11. ISSUABLE COMMON STOCK

During 2013 the Board of Directors authorized the issuance of 23,371,111 shares of common stock that were not issued until after December 31, 2013. These authorizations were 11,911,111 shares for $217,500 of cash, 6,660,000 shares of common stock in payment of services amounting to $121,500, 1,400,000 shares of common stock in payment of accounts payable of $30,000 and 3,400,000 shares in payment of notes payable and accrued interest of $169,720. As of December 31, 2014 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

12. CONCENTRATIONS

During the year ended December 31, 2013 the Company received 47% of its product sales revenue from a single state municipal agency. The contract with this agency was completed during 2013.

Table of Contents	46

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

13. CONTINGENT LIABILITY

Effective January 1, 2014 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than’s direction. Mr. Than’s current base salary is $240,000 per annum.

14. MERGER AGREEMENT

On October 14, 2014 the Company signed a letter of intent to execute a merger with Potomac River Group, LLC, a privately held provider of specialized and technical support services to the U. S. government. Terms and conditions of the merger agreement have not been finalized. The merger is expected to close in the second quarter of 2015.

15. SUBSEQUENT EVENT

On March 13, 2015 a holder of the Series A Preferred Stock opted to exercise the conversion feature of the preferred stock and therefore converted his 1,400,000 shares of preferred at the prescribed ratio of 15:1 into 21,000,000 shares of Common stock.

Table of Contents	47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

STEGMAN & COMPANY

On June 22, 2012, we engaged Stegman & Company as our registered independent public accounting firm. Stegman & Company is headquartered in Baltimore, Maryland and has 12 partners and 25 staff members (as reported by the Public Company Accounting Oversight Board in its public report on Stegman & Company dated May 27, 2010). During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Stegman & Company regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

This decision to engage Stegman & Company was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Table of Contents	48

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 1993") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2015 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	67	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	59	Corp. Secretary and Director	1999

Martin Maassen	72	Director	1999

Reid Miles	53	Director	2013

Table of Contents	49

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

Table of Contents	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2014 and 2013. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Likewise, the cash value of Messrs. Michael Burton-Prateley’s and William Paul Price’s respective compensation was determined in negotiations with Mr. Than that were ratified by Drs. Maassen and Bagnoli. Our limited revenues have prevented our Chief Executive Officer,

Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $120,000 in cash for salary for 2014 and 2013, respectively.

Table of Contents	51

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2014:

Name	Salary	Position
Gunther Than (1)	$0	As Chairman of the Board, Director
	$0	As Chief Executive Officer and Chief Financial Officer/Treasurer
Martin Maassen	$0	As Director
Michael Bagnoli	$0	As Secretary and Director
Reid Miles	$0	As Director

(1) Mr. Than is reimbursed for his motor vehicle fuel expense. Mr. Than earns an executive salary of $150,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal	Salary	Bonus	Stock Award	Option Award	Nonequity Incentive Plan Compensation	Non-Qualified Deffered Compensation Earnings	All Other Compensation	Total
Year	($)	($)	($)	($)	($)	($)	($)	($)	($)
Gunther Than	2014	$ 240,000 (1)	-0-	130,000	-	-	-	-	370,000
(Principal Chief Executive Officer, President and Director)	2013	120,000 (2)	30,000	150,000	-	-	-	-	-
Michael Bagnoli	2014	0	-	-	-	-	-	-	0
(Secretary and Director)	2013	0	-	-	-	-	-	-	0
Martin Maassen	2014	0	-	-	-	-	-	-	0
(Director)	2013	0	-	-	-	-	-	-	0
William Paul Price	2014	0	-	-	-		-	-	0
(Vice President of Network Services and Director) (4)	2013	0	-	-	-	-	-	-	0

(1) Of the $240,000 salary, $-0- was paid in cash, but instead was paid with stock.

(2) Of the $120,000 salary, $87,412 was paid in cash and the remainder accrued.

(3) During fiscal year ended December 31, 2014, we issued 2,000,000 shares of Series A preferred stock valued at $480,000. Of that amount, $370,000 was compensation for 2014 and the balance of $110,000 was for payment of unpaid salary accrued for periods prior to 2014.

Mr. Than also receives reimbursement of motor fuel expense.

(4) We do not consider Mr. Price to be an executive officer, but he is included in this table because he is the only other management level employee.

Payroll is accrued payable to Mr. Than at the rate of $20,000 per month. Therefore his annual rate of pay is $240,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Table of Contents	52

Gunther Than - Executive Employment Agreement

Mr. Than is our only executive officer and he has a written employment agreement.

On January 1, 2014, our Board of Directors authorized the execution of that certain executive employment agreement (the "Executive Agreement") with our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, Gunther Than (the "Executive"). In accordance with the terms and provisions of the Executive Agreement: (i) the Executive shall provide services and perform all duties typical of the offices held by the Executive; (ii) we shall pay to the Executive a base salary of $20,000 per month, payable in form of cash or shares of our common stock as agreed upon, (ii) we shall pay to the Executive an incentive bonus to be determined by the Board of Directors based upon our performance and the results achieved by the Executive in his job performance; (iii) we shall issue stock options to the Executive to purchase shares of our common stock, such stock options to accrue and vest in accordance with a set schedule to be decided by the Board of Directors; (iv) we shall pay to the Executive a per annum payment of at least 1,600,000 shares of common stock and additionally whatever the Board of Directors may give as a bonus at their discretion in exchange for the non-compete provisions contained therein; and (v) in the event of a change in control of the Board of Directors or a buyout or a takeover or substantial change of management, we shall pay to the Executive a minimum of three years salary plus 4,800,000 shares of S-8 common stock or the equivalent in cash at the Executive's discretion.

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

Table of Contents	53

Issuance of Preferred Stock

During fiscal year ended December 31, 2014, we issued to Mr. Than 2,000,000 shares of our Series A preferred stock valued at $480,000. Of that amount, $370,000 was compensation for salary accrued during fiscal year 2014 and the balance of $110,000 was for unpaid salary accrued for previous fiscal years.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 14, 2014 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 304,855,526 shares of common stock outstanding as of April 14, 2014. The percentage of beneficial ownership of preferred stock is based upon 4,089,647 shares of preferred stock outstanding as of April 14, 2014.

Table of Contents	54

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED
Michael L. Bagnoli	Common	12,508,500	(1)	4.01%
40 Redwood Court
Lafayette, Indiana 47905
Martin Maassen	Common	10,829,624	(2)	3.55%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	22,169,008	(3)	7.27%
1550 Caton Center Drive, Suite E	Preferred	4,089,647		100.0%
Baltimore, Maryland 21227
Reid Miles	Common	11,166,667	(4)	3.66%
Address
All Directors and officers as a group (4 members)	Common	56,673,399	(5)	18.59%
Preferred	4,089,647%	100.0%

(1) Represents 12,507,125 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

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

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders. We have one class of preferred stock, which we named “Series A.” Each share of Series A preferred stock has the equivalent of fifteen votes per share of common stock and is entitled to vote on all matters. Accordingly, Mr. Than’s preferred stock has the voting rights of, and is convertible into, 61,344,705 common shares in addition to his ownership and voting rights to 22,168,383 common shares.

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

Table of Contents	55

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

Mr. Burton-Prateley also received a total of 3,500,000 shares of our restricted common stock in May 2009 as partial payment for consulting services rendered to us between 2006 to approximately January 2009. The shares were sold prior to Mr. Burton-Prateley’s December 2009 appointment as an officer .

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

	2014	2013
Audit fees	$36,000	$49,000
Audit related fees	750	2,250
Tax fees	0	0
All other fees	0	0

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

Table of Contents	56

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

Table of Contents	57

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2015.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	April 14, 2015
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	April 14, 2015
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	April 14, 2015
Martin J. Maassen

/s/ Reid Miles	Director	April 14, 2015
Reid Miles

Table of Contents	58