Form 10-Q
period 2015-03-31
VIEW SYSTEMS INC
filed 2015-05-20
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2015
Common Stock, $.001 par value per share	308,605,526

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

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

Table of Contents	1

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$11,589	$13,077
Accounts receivable	59,190	26,745
Inventory	1,088	1,088
Total current assets	71,867	40,910

Property and Equipment (Net)	3,672	3,922

Other Assets
Deposits	2,872	2,872
Total other assets	2,872	2,872

Total assets	$78,411	$47,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$520,215	$497,787
Deferred compensation	30,265	565
Accrued and withheld payroll taxes payable	174,754	174,405
Accrued interest payable	73,125	65,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	495,554	432,293
Notes payable	80,121	80,121
Deferred revenue	73,130	73,168
Total current liabilities	1,672,164	1,548,964

Long-Term Liabilities
Long-term portion of notes payable	3,706	11,061

Total liabilities	1,675,870	1,560,025

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 4,089,647	4,090
Issued and outstanding 5,489,647	—	5,490
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 301,605,526	301,605	—
Issued and outstanding 280,605,526	—	280,605
Common stock issuable	16,000	16,000
Additional paid in capital	27,115,175	27,134,775
Accumulated deficit	(29,034,329)	(28,949,191)
Total stockholders' deficit	(1,597,459)	(1,512,321)

Total Liabilities and Stockholders' Deficit	$78,411	$47,704

Table of Contents	2

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues
Products sales and installation	$56,802	$53,917
Revenue from extended warranties	16,188	36,356

Total revenue	72,990	90,273
Cost of sales	33,780	19,071

Gross profit	39,210	71,202

Operating expenses
General and administrative	32,504	60,576
Professional fees	30,040	280,737
Salaries and benefits	53,779	100,019

Total operating expenses	116,323	441,332

Loss from operations	(77,113)	(370,130)

Other income (expense)
Stock compensation expense	—	—
Interest expense	(8,025)	(8,881)

Total other income (expense)	(8,025)	(8,881)

Net loss	$(85,138)	$(379,011)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	285,038,859	244,557,551

Table of Contents	3

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(85,138)	$(379,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	250	1,600
Common stock issued/issuable in payment of services	—	80,389
Interest expense paid with debt	519	1,321

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(32,445)	(20,726)
Inventories	—	13,155

Increase (decrease) in cash from:
Accounts payable and accrued expenses	22,428	146,886
Deferred compensation	29,700	56,205
Payroll taxes accrued and withheld	349	(2,959)
Accrued interest	7,500	7,500
Deferred revenue	(38)	13,695
Net cash used in operating activities	(56,875)	(81,945)

Cash flows from financing activities:
Proceeds from sales of common stock	—	25,000
Proceeds/payments from stockholders loans	62,742	29,040
Principal payments on notes payable	(7,355)	(12,072)

Net cash provided by financing activities	55,387	41,968

Decrease in cash	(1,488)	(39,977)
Cash at beginning of period	13,077	53,078
Cash at end of period	$11,589	$13,101

Cash paid for:
Interest	$525	$60
Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Issuance of common stock issuable	$—	$522,720
Notes payable paid by shareholder	$—	$6,440

Table of Contents	4

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not recognize any bad debt expense for the periods ended March 31, 2015 and 2014, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended March 31, 2015 and 2014, respectively.

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

Table of Contents	5

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of March 31, 2015 and December 31, 2014 the Company’s inventory consisted of unassembled parts of the product.

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

Equipment 5-10 years

Software tools 5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended March 31, 2015 and 2014 amounted to $250 and $1,600, respectively.

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

Table of Contents	6

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2015 and 2014 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

		Weighted Average
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Period ended March 31, 2015

Loss from operations which is the amount that is available to common stockholders	$(85,138)	285,038,859	$(0.00)

Period ended March 31, 2014

Loss from operations which is the amount that is available to common stockholders	$(379,011)	244,557,551	$(0.00)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended March 31, 2015 and 2014, the Company incurred net losses of $85,138 and $379,011, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations and has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans. In addition, during 2015 and 2014, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales. It has established new international markets which it believes will be the source for sales growth in the very near future. It also was able to reduce the per-unit cost of manufacturing its products. Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

Table of Contents	7

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN (continued)

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during the remainder of 2015 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

4. NOTES PAYABLE

Notes payable as of March 31, 2015 and December 31, 2014 consists of the following:

	2014	2014
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$33,827	$41,182
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000
TOTAL	$83,827	$91,182
Less current portion	80,121	80,121
Non-current portion	$3,706	$11,061

Principal payments for the next five years:

2015	$80,121
2016	3,706
Thereafter	0
Total	$83,827

Table of Contents	8

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2015 an owner of preferred stock elected to convert 1,400,000 shares of his preferred stock into 21,000,000 shares of the Company’s common stock.

7. OPERATING LEASE

The Company leases 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in May 2015. The original base rent was $3,077 per month with a 3% annual rent escalator clause. The current monthly rent is $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $10,648 and $10,477 for the periods ended March 31, 2015 and 2014, respectively.

Table of Contents	9

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2014, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

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

Table of Contents	10

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION (continued)

Stock Options

Certain nonqualified stock options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed and remaining outstanding as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at Dec 31, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2015	10,000,000	$0.03	2.33	$—

Exercisable at March 31, 2015	10,000,000	$0.03	2.33	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Annual Dividend	—
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

The 10,000,000 options granted for the year ended December 31, 2014 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $62,742 and $29,040 for the periods ended March 31, 2015 and 2014, respectively. The total balance due on unstructured loans from stockholders amounted to $495,554 as of March 31, 2015 and $432,293 at December 31, 2014. Loans from stockholders made with repayment terms are described in Note 4 above.

10. ISSUABLE COMMON STOCK

As of March 31, 2015 and December 31, 2014 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

Table of Contents	11

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONTINGENT LIABILITY

Effective January 1, 2014 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than’s direction. Mr. Than’s current base salary is $120,000 per annum.

12. MERGER AGREEMENT

On October 14, 2014 the Company signed a letter of intent to execute a merger with Potomac River Group, LLC, a privately held provider of specialized and technical support services to the U. S. government. Terms and conditions of the merger agreement have not been finalized. The merger is expected to close in the second quarter of 2015 and negotiation continue.

Table of Contents	12

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

As of the date of this Quarterly Report, we anticipate presenting the Transaction to our shareholders for approval.

Table of Contents	13

CURRENT PRODUCTS AND SERVICES

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

Table of Contents	14

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

Today we sell these units for an average retail price of approximately $9,000 with a one year extended warranty. We feel the new reduced price points and enhanced interface abilities will allow us to be more competitive, along with the advantages of three to four times the throughput rate, non-contact imaging and permanent visual storage, and a log of all individuals scanned. We have been making additional cost reductions through economies of scale and larger scale integration by taking advantage of ongoing computer component improvements

3D Facial Recognition Technology - Animetrics Inc.

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

Table of Contents	15

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2015 and March 31, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three Month Period ended March 31
	2015	2014
Revenues, net	$72,990	$90,273
Cost of sales	33,780	19,071
Gross profit (loss)	39,210	71,202
Total operating expenses	116,323	441,332
Profit (Loss) from operations	(77,113)	(370,130)
Total other income (expense)	(8,025)	(8,881)
Net income (loss)	(85,138)	(379,011)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

Our net loss for the three month period ended March 31, 2015 was ($85,138) compared to a net loss of ($379,011) during the three month period ended March 31, 2014 (a decrease in net loss of $293,873). We generated net revenues of $72,990 during the three month period ended March 31, 2015 compared to $90,273 during the three month period ended March 31, 2014 (a decrease in net revenue of $17,283). During the three month period ended March 31, 2015, revenue consisted of: (i) $46,900 (2014: $33,200) in View Scan product sales and installation; (ii) $5,386 (2014: $14,142) in accessories; (iii) $16,189 (2014: $36,356) in extended warranties; and (iv) $4,515 (2014: $6,575) in installation and training.

Table of Contents	16

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties which resulted in decreased revenues for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a decline in the demand for our security products.

Cost of goods sold increased during the three month period ended March 31, 2015 to $33,780 from $19,071 incurred during the three month period ended March 31, 2014 resulting in a gross profit of $39,210 for the three month period ended March 31, 2015 compared to a gross profit of $71,202 for the three month period ended March 31, 2014. During the three month period ended March 31, 2015, the prevailing trend of increasing cost of goods sold was due to an increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014.

During the three month period ended March 31, 2015, we incurred operating expenses of $116,323 compared to $441,332 incurred during the three month period ended March 31, 2014 (a decrease of $325,009). These operating expenses incurred during the three month period ended March 31, 2015 consisted of: (i) general and administrative of $32,504 (2014: $60,576); (ii) professional fees of $30,040 (2014: $280,737); and (iii) salaries and benefits of $53,779 (2014: $100,019).

During the three month period ended March 31, 2015, our general and administrative expenses generally consisted of: (i) bank service charges of $376 (2014: $554); (ii) contractual temporary labor of $5,160 (2014: $2,415); (iii) filing and service fees of $2,527 (2014: $2,131); (iv) advertising and promotion of $570 (2014: $2,167); (v) postage and delivery of  $2,203 (2014: $5,040); (vi) rent of $10,648 (2014: $10,477); (vi) supplies of $1,155 (2014: $4,052); (vii) telephone of $2,529 (2014: $2,181); (viii) travel $4,995 (2014: $18,360); (ix) utilities of $1,722 (2014: $2,657); (x) depreciation of $250 (2014: $1,600); (xi) auto and truck of $15 (2014: $2,652); (xii) product development of $-0- (2014: $3,626); (xiii) dues and subscriptions of $172 (2014: $543); and (xiv) other of $181 (2014: $2,141).

During the three month period ended March 31, 2015, our professional fees consisted of: (i) accounting fees of $17,840 (2014: $33,324); (ii) engineering fees of $7,000 (2014: $79,000); (iii) legal fees of $5,200 (2014: $800); (iv) investor relations fees of $-0- (2014: $2,500); (v) management and operations $-0- (2014: $50,000); (vi) marketing and promotion $-0- (2014: $113,704); and (vii) programming of $-0- (2014: $1,409).

Operating expenses incurred during the three month period ended March 31, 2015 substantially decreased compared to the three month period ended March 31, 2014 primarily due to a decrease in professional fees of $250,697, a decrease in general and administrative of $28,072, and a decrease in salaries and benefits of $46,240.

Our loss from operations during the three month period ended March 31, 2015 was ($77,113) compared to a loss from operations of ($370,130) during the three month period ended March 31, 2014.

During the three month period ended March 31, 2015, we incurred other expense in the form of interest expense of $8,025 (2014: $8,881).

After deducting other expense, we realized a net loss of ($85,138) or ($0.00) per share for the three month period ended March 31, 2015 compared to a net loss of ($379,011) or ($0.00) per share for the three month period ended March 31, 2014. The weighted average number of shares outstanding was 285,038,859 for the three month period ended March 31, 2015 compared to 244,557,551 for the three month period ended March 31, 2014.

Table of Contents	17

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2015

As of March 31, 2015, our current assets were $71,867 and our current liabilities were $1,672,164, which resulted in a working capital deficit of $1,600,297. As of March 31, 2015, current assets were comprised of: (i) $11,589 in cash; (ii) $59,190 in accounts receivable; and (iii) $1,088 in inventory. As of March 31, 2015, current liabilities were comprised of: (i) $520,215 in accounts payable and accrued expenses; (ii) $30,265 in deferred compensation; (iii) $174,754 in accrued and withheld payroll taxes payable; (iv) $73,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $495,554 in loans from stockholders; (vii) $80,121 in notes payable; and (viii) $73,130 in deferred revenue.

As of March 31, 2015, our total assets were $78,411 comprised of: (i) $71,867 in current assets; (ii) property and equipment (net) of $3,672; and (iii) $2,872 in deposits. The increase in total assets during the three month period ended March 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts receivable.

As of March 31, 2015, our total liabilities were $1,675,870 comprised of: (i) $1,672,164 in current liabilities; and (ii) $3,706 in long term portion of notes payable. The increase in liabilities during the three month period ended March 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in loans from stockholders and accounts payable and accrued expenses.

Stockholders’ deficit increased from ($1,512,321) for fiscal year ended December 31, 2014 to ($1,597,459) for the three month period ended March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2015, net cash flows used in operating activities was ($56,875) compared to net cash flows used in operating activities of ($81,945) for the three month period ended March 31, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $85,138 (2014: $379,011), which was partially adjusted by: (i) $250 (2014: $1,600) in depreciation; (ii) $-0- (2014: $80,389) in common stock issued in payment of services; and (iii) $519 (2014: $1,321) in interest expense paid with debt.

Net cash flows used in operating activities was further changed in operating assets and liabilities by: (i) an increase in accounts receivable of $32,445 (2014: $20,726); and (ii) a decrease of $-0- (2014: $13,155) in inventories.

Net cash flows used in operating activities was further changed in cash by: (i) an increase in accounts payable and accrued expenses of $22,428 (2014: ($146,886); (ii) an increase in deferred compensation of $29,700 (2014: $56,205); (iii) an increase in accrued interest of $7,500 (2014: $7,500); (iv) an increase in payroll taxes accrued and withheld of $349) (2014: ($2,959)); and (v) a decrease in deferred revenue of ($38) (2014: $13,695).

Cash Flows from Investing Activities

For the three month period ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2015, net cash flows provided from financing activities was $55,387 compared to $41,968 for the three month period ended March 31, 2014. Cash flows from financing activities for the three month period ended March 31, 2015 consisted of: (i) $-0- (2014: $25,000) in proceeds from sales of common stock; and (ii) $62,742 (2014: $29,040); which was offset by $7,355 (2014: $12,072) in principal payments on notes payable.

Table of Contents	18

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $85,138 at March 31, 2015 and $379,011 at March 31, 2014. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Management believe that there is substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2014. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph December 31, 2014, in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland. The base rent had been $3,077 per month with an annual rent escalator of 3%. Under the current renewal the current monthly lease payment is $3,464.

Our total current liabilities increased to $1,672,164 at three month period ended March 31, 2015 compared to $1,549,964 at fiscal year ended December 31, 2014. As of March 31, 2015, our short and long term notes payable consist of the following:

Table of Contents	19

Lafayette Community Bank

A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.

	$ 33,827	$ 41,182
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2014, including our financial statements and the related notes thereto.

Table of Contents	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2015, our internal control over financial reporting was not effective.

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

Table of Contents	21

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being ineffective and will be taking steps during 2015 to remedy such deficiencies.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 24,250,000 shares of unregistered common stock as follows:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

Table of Contents	22

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on April 16, 2015, our Board of Directors accepted the resignation from Reid R. Miles as a member of the Board of Directors. Mr. Miles has not expressed any disagreement with us on any matter relating to our operations, policies or practices. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Gunther Than, Michael L. Bagnoli and Martin Maassen.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

Table of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: May 19, 2015	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	24