Form 10-Q
period 2015-06-30
VIEW SYSTEMS INC
filed 2015-08-19
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $.001 par value per share	311,205,526

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

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

Table of Contents	1

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$20,782	$13,077
Accounts receivable	28,939	26,745
Inventory	1,088	1,088
Prepaid expenses	—	—
Total current assets	50,809	40,910

Property and Equipment (Net)	3,422	3,922

Other Assets
Deposits	1,595	2,872
Total other assets	1,595	2,872
Total assets	$55,826	$47,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$448,957	$497,787
Deferred compensation	21,656	565
Accrued and withheld payroll taxes payable	174,747	174,405
Accrued interest payable	80,625	65,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	540,356	432,293
Notes payable	76,214	80,121
Deferred revenue	68,016	73,168
Total current liabilities	1,635,571	1,548,964

Non-current Liabilities
Notes payable (non-current portion)	—	11,061

Total liabilities	1,635,571	1,560,025

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,089,647; Issued and outstanding 5,489,647	5,090	5,490
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 312,205,526; Issued and outstanding 280,605,526	312,205	280,605
Common stock issuable	16,000	16,000
Additional paid in capital	27,315,325	27,134,775
Accumulated deficit	(29,228,365)	(28,949,191)
Total stockholders' deficit	(1,579,745)	(1,512,321)

Total liabilities and stockholders' deficit	$55,826	$47,704

See Notes to Consolidated Financial Statements (Unaudited)

Table of Contents	2

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues
Product sales and Installation	$35,086	$73,135	$91,887	$127,052
Extended warranties	16,513	27,642	32,702	63,998

Total revenue	51,599	100,777	124,589	191,050

Cost of sales	9,207	18,482	42,988	37,553

Gross profit	42,392	82,295	81,601	153,497

Operating expenses
General and administrative	61,478	78,894	93,982	139,469
Professional fees	111,585	289,428	141,625	570,166
Salaries and benefits	55,604	157,429	109,383	257,449

Total operating expenses	228,667	525,751	344,990	967,084

Loss from operations	(186,275)	(443,456)	(263,389)	(813,587)

Other Income (expense)
Interest expense	(7,761)	(9,042)	(15,785)	(17,923)

Net loss	$(194,036)	$(452,498)	$(279,174)	$(831,510)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	307,543,988	255,056,135	296,353,592	249,835,845

See Notes to Consolidated Financial Statements (Unaudited)

Table of Contents	3

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(279,174)	$(831,510)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	500	3,200
Common stock issued in payment of services	26,750	309,500
Preferred stock issued in payment of services	37,500	185,000
Interest expense paid with debt	779	2,521
Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(2,194)	1,390
Inventories	—	23,021
Prepaid expenses	—	32,889
Deposits	1,277	—
Accounts payable	51,170	170,281
Deferred compensation	58,591	(6,700)
Accrued interest	15,000	15,000
Payroll taxes accrued and withheld	342	(975)
Deferred revenue	(5,152)	(16,297)
Net cash used in operating activities	(94,611)	(112,680)

Cash flows from financing activities:
Proceeds from sale of common stock	—	25,000
Principal payments on notes payable	—	(18,642)
Loans to/from stockholders	102,316	58,140
Net cash provided by financing activities	102,316	64,498

Increase (decrease) in cash	7,705	(48,182)
Cash at beginning of period	13,077	53,078
Cash at end of period	$20,782	$4,896

Non cash investing and financing activities:
Prepaid expenses paid with preferred stock	$—	$185,000
Loans from stockholders repaid with common stock	$10,000	$10,000
Deferred compensation paid with preferred stock	$37,500	$110,000
Accounts payable paid with common stock	$100,000	$160,000
Notes payable paid by shareholders	$14,968	$23,001
Issuance of common stock issuable	$—	$522,720

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Consolidated Financial Statements (Unaudited)

Table of Contents	4

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

The Company recognized bad debt expense of $0 and $0 for the periods ended June 30, 2015 and 2014, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended June 30, 2015 and 2014, respectively.

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer. However, the customer can also self-install or can engage another firm to provide installation and training. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for a one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line basis over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Table of Contents	5

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of June 30, 2015 and December 31, 2014 the Company’s inventory consisted of unassembled parts of the product.

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

Equipment 5-10 years

Software tools 5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the six months ended June 30, 2015 and 2014 amounted to $500 and $3,200, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2015 and 2014 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Weighted Average
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2015
Loss from operations which is the amount that is available to common stockholders	$(279,174)	296,353,592	$(0.00)

Period ended June 30, 2014
Loss from operations which is the amount that is available to common stockholders	$(831,510)	249,835,845	$(0.00)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended June 30, 2015 and 2014, the Company incurred net losses of $279,174 and $831,510, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

4. NOTES PAYABLE

Notes payable as of June 30, 2015 and December 31, 2014 consists of the following:

	2015	2014
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$26,214	$41,182
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000
TOTAL	$76,214	$91,182
Less current portion	76,214	80,121
Non-current portion	$0	$11,061

Table of Contents	8

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During 2015 the Board of Directors authorized the issuance of an additional 1,000,000 shares of Series A Preferred Stock in payment of deferred compensation of $37,500 and current compensation of $37,500.

Table of Contents	9

VIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. OPERATING LEASE

The Company leased a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating lease which expired in May 2015. The original base rent was $3,077 per month with a 3% annual rent escalator clause. Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 2 years. Minimum annual lease payments over the term of the lease are $9,570 for 2015, $19,140 for 2016 and $4,785 for 2017. Rent expense, was $20,593 and $20,562 for the periods ended June 30, 2015 and 2014, respectively.

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

During the periods ended June 30, 2015 and 2014 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the six month period ended June 30, 2015 the Board authorized the issuance of 8,350,000 shares of common stock in payment of current services and also for services accrued in prior periods amounting to $114,250.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2014	10,000,000	$0.03	4.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2015	10,000,000	$0.03	3.00	$—

Exercisable at June 30, 2015	10,000,000	$0.03	3.00	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Annual Dividend	—
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

The 10,000,000 options granted for the year ended December 31, 2014 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $102,316 and $58,140 for the periods ended June 30, 2015 and 2014, respectively. The total balance due on unstructured loans from stockholders amounted to $540,356 as of June 30, 2015 and $432,293 at December 31, 2014. Loans from stockholders made with repayment terms are described in Note 4 above.

10. ISSUABLE COMMON STOCK

As of June 30, 2015 and December 31, 2014 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

Table of Contents	11

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

Table of Contents	12

As of the date of this Quarterly Report, management has deemed that the Transaction is not in the best interests of the Company and its shareholders. Therefore, the Letter of Intent has been terminated. We are currently negotiating with another company regarding terms of a potential acquisition.

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

Table of Contents	13

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

Table of Contents	14

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended June 30, 2015 and June 30, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six Month Period ended June 30,
	2015	2014

Revenues, net	$124,589	$191,050
Cost of sales	42,988	37,553
Gross profit	81,601	153,497
Total operating expenses	344,990	967,084
Loss from operations	263,389	813,587
Total other income expense	15,785	17,923
Net income loss	279,174	831,510
Net income loss per share	$0.00	$0.00

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014.

Our net loss for the six month period ended June 30, 2015 was ($279,174) compared to a net loss of ($831,510) during the six month period ended June 30, 2014 (a decrease in net loss of $552,336. We generated net revenues of $124,589 during the six month period ended June 30, 2015 compared to $191,050 during the six month period ended June 30, 2014 (a decrease in net revenue of $66,461). During the six month period ended June 30, 2015, revenue consisted of: (i) $91,887 (2014: $127,052) in View Scan product sales and installation; and (ii) $32,702 (2014: $63,998) in extended warranties.

Table of Contents	15

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a decline in the demand for our security products.

Cost of goods sold increased during the six month period ended June 30, 2015 to $42,988 from $37,553 incurred during the six month period ended June 30, 2014 resulting in a gross profit of $81,601 for the six month period ended June 30, 2015 compared to a gross profit of $153,497 for the six month period ended June 30, 2014. During the six month period ended June 30, 2015, the prevailing trend of increasing cost of goods sold was due to an increase in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014.

During the six month period ended June 30, 2015, we incurred operating expenses of $344,990 compared to $967,084 incurred during the six month period ended June 30, 2014 (a decrease of $622,094). These operating expenses incurred during the six month period ended June 30, 2015 consisted of: (i) general and administrative of $93,982 (2014: $139,469); (ii) professional fees of $141,625 (2014: $570,166); and (iii) salaries and benefits of $109,383 (2014: $257,449).

During the six month period ended June 30, 2015, our general and administrative expenses generally consisted of: (i) bank service charges of $788 (2014: $1,053); (ii) contractual temporary labor of $9,565 (2014: $20,878); (iii) filing and service fees of $18,705 (2014: $5,307); (iv) advertising and promotion of $1,710 (2014: $3,447); (v) postage and delivery of  $5,388 (2014: $8,357); (vi) rent of $20,788 (2014: $20,563); (vi) supplies of $3,646 (2014: $7,376); (vii) telephone of $6,139 (2014: $4,630); (viii) travel $17,457 (2014: $40,867); (ix) utilities of $4,383 (2014: $5,546); (x) depreciation of $500 (2014: $3,200); (xi) insurance of $1,959 (2014: $7,975); and (xiv) other of $2,951 (2014: $10,271).

During the six month period ended June 30, 2015, our professional fees consisted of: (i) accounting fees of $17,840 (2014: $62,829); (ii) engineering fees of $7,000 (2014: $106,500); (iii) legal fees of $5,200 (2014: $6,200); (iv) investor relations fees of $-0- (2014: $22,500); (v) management and operations $-0- (2014: $180,000); (vi) marketing and promotion $-0- (2014: $190,728); and (vii) programming of $-0- (2014: $1,409).

Operating expenses incurred during the six month period ended June 30, 2015 substantially decreased compared to the six month period ended June 30, 2014 primarily due to a decrease in professional fees of $428,541, a decrease in general and administrative of $45,487, and a decrease in salaries and benefits of $148,066.

Our loss from operations during the six month period ended June 30, 2015 was ($263,389) compared to a loss from operations of ($813,587) during the six month period ended June 30, 2014.

During the six month period ended June 30, 2015, we incurred other expense in the form of interest expense of $15,785 (2014: $17,923).

After deducting other expense, we realized a net loss of ($279,174) or ($0.00) for the six month period ended June 30, 2015 compared to a net loss of ($831,510 ) or ($0.00) for the six month period ended June 30, 2014. The weighted average number of shares outstanding was 296,353,592 for the six month period ended June 30, 2015 compared to 249,835,845 for the six month period ended June 30, 2014.

Table of Contents	16

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014.

Our net loss for the three month period ended June 30, 2015 was ($194,036) compared to a net loss of ($452,498) during the three month period ended June 30, 2014 (a decrease in net loss of $258,462. We generated net revenues of $51,599 during the three month period ended June 30, 2015 compared to $100,777 during the three month period ended June 30, 2014 (a decrease in net revenue of $49,178. During the three month period ended June 30, 2015, revenue consisted of: (i) $35,086 (2014: $73,135) in View Scan product sales and installation; and (ii) $16,513 (2014: $27,642) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a decline in the demand for our security products.

Cost of goods sold increased during the three month period ended June 30, 2015 to $9,207 from $18,482 incurred during the three month period ended June 30, 2014 resulting in a gross profit of $42,392 for the three month period ended June 30, 2015 compared to a gross profit of $82,295 for the three month period ended June 30, 2014. During the three month period ended June 30, 2015, the prevailing trend of decreasing cost of goods sold was due to a decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014.

During the three month period ended June 30, 2015, we incurred operating expenses of $228,667 compared to $525,751 incurred during the three month period ended June 30, 2014 (a decrease of $297,084. These operating expenses incurred during the three month period ended June 30, 2015 consisted of: (i) general and administrative of $61,478 (2014: $78,894); (ii) professional fees of $111,585 (2014: $289,428); and (iii) salaries and benefits of $55,604 (2014: $157,429).

During the three month period ended June 30, 2015, our general and administrative expenses generally consisted of: (i) bank service charges of $411 (2014: $499); (ii) contractual temporary labor of $4,405 (2014: $18,463); (iii) filing and service fees of $16,178 (2014: $3,176); (iv) advertising and promotion of $1,140 (2014: $1,279); (v) postage and delivery of  $3,185 (2014: $3,316); (vi) rent of $10,140 (2014: $10,086); (vi) supplies of $2,491 (2014: $3,324); (vii) telephone of $3,611 (2014: $2,449); (viii) travel $12,159 (2014: $22,507); (ix) utilities of $2,661 (2014: $2,889); (x) depreciation of $250 (2014: $1,600); (xi) insurance of $1,959 (2014: $7,975); and (xiv) other of $2,582 (2014: $1,330).

During the three month period ended June 30, 2015, our professional fees consisted of: (i) accounting fees of $____ (2014: $29,504); (ii) engineering fees of $________ (2014: $27,500); (iii) legal fees of $_____ (2014: $5,400); (iv) investor relations fees of $-0- (2014: $20,000); (v) management and operations $-0- (2014: $130,000); and (vi) marketing and promotion $-0- (2014: $77,024).

Operating expenses incurred during the three month period ended June 30, 2015 substantially decreased compared to the three month period ended June 30, 2014 primarily due to a decrease in professional fees of $177,843, a decrease in general and administrative of $17,416, and a decrease in salaries and benefits of $101,825.

Our loss from operations during the three month period ended June 30, 2015 was ($186,275) compared to a loss from operations of ($443,456) during the three month period ended June 30, 2014.

During the three month period ended June 30, 2015, we incurred other expense in the form of interest expense of $7,761 (2014: $9,042).

Table of Contents	17

After deducting other expense, we realized a net loss of ($194,036) or ($0.00) for the three month period ended June 30, 2015 compared to a net loss of ($452,498 ) or ($0.00) for the three month period ended June 30, 2014. The weighted average number of shares outstanding was 307,543,988 for the three month period ended June 30, 2015 compared to 255,056,135 for the three month period ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2015

As at the six month period ended June 30, 2015, our current assets were $50,809 and our current liabilities were $1,635,571, which resulted in a working capital deficit of $1,584,762. As at the six month period ended June 30, 2015, current assets were comprised of: (i) $20,782 in cash; (ii) $28,939 in accounts receivable; and (iii) $1,088 in inventory. As at the six month period ended June 30, 2015, current liabilities were comprised of: (i) $448,957 in accounts payable and accrued expenses; (ii) $21,656 in deferred compensation; (iii) $174,747 in accrued and withheld payroll taxes payable; (iv) $80,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $540,356 in loans from stockholders; (vii) $76,214 in notes payable; and (viii) $68,016 in deferred revenue.

As of June 30, 2015, our total assets were $55,826 comprised of: (i) $50,809 in current assets; (ii) property and equipment (net) of $3,422; and (iii) $1,595 in deposits. The increase in total assets during the six month period ended June 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts receivable and cash.

As of June 30, 2015, our total liabilities were $1,635,571 comprised of $1,635,571 in current liabilities. The increase in liabilities during the six month period ended June 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in loans from stockholders and deferred compensation.

Stockholders’ deficit increased from ($1,512,321) for fiscal year ended December 31, 2014 to ($1,579,745) for the six month period ended June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2015, net cash flows used in operating activities was ($94,611) compared to net cash flows used in operating activities of ($112,680) for the six month period ended June 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $279,174 (2014: $831,510), which was partially adjusted by: (i) $500 (2014: $3,200) in depreciation and amortization; (ii) $26,750 (2014: $309,500) in common stock issued in payment of services; (iii) $37,500 (2014: $185,000) in preferred stock issued in payment of services; and (iv) $779 (2014: $2,521) in interest expense paid with debt.

Net cash flows used in operating activities was further changed in operating assets and liabilities by: (i) an increase in accounts receivable of $2,194 (2014: $1,390); (ii) a decrease of $1,277 (2014: $-0-) in deposits; (iii) $-0- (2014: $23,021) in inventories; and (iv) $-0- (2014: $32,889) in prepaid expenses.

Net cash flows used in operating activities was further changed in cash by: (i) an increase in accounts payable and accrued expenses of $51,170 (2014: ($170,281); (ii) an increase in deferred compensation of $58,591 (2014: ($6,700); (iii) an increase in accrued interest of $15,000 (2014: $15,000); (iv) an increase in payroll taxes accrued and withheld of $342 (2014: ($975); and (v) a decrease in deferred revenue of ($5,152) (2014: ($16,297).

Cash Flows from Investing Activities

For the six month period ended June 30, 2015 and June 30, 2014, net cash flows used in investing activities was $-0-.

Table of Contents	18

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2015, net cash flows provided from financing activities was $102,316 compared to $64,498 for the six month period ended June 30, 2014. Cash flows from financing activities for the six month period ended June 30, 2015 consisted of: (i) $-0- (2014: $25,000) in proceeds from sales of common stock; and (ii) $102,316 (2014: $58,140) in loans from Stockholders’; which was offset by $-0- (2014: $18,642) in principal payments on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $279,174 at June 30, 2015 and $831,510 at June 30, 2014. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for the remainder of 2015 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to reduce our expenses and scale back our operations.

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

Our independent registered accounting firm included an explanatory paragraph December 31, 2014, in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 1,500 sq. ft. of office and warehouse space at 1900 Landsdown Road, Unite 4, Baltimore, Maryland. The base rent per month with an annual rent escalator of 3%. Under the current renewal the current monthly is currently $1,595.

Table of Contents	19

Our total current liabilities increased to $1,635,571 at the six month period ended June 30, 2015 compared to $1,548,964 at fiscal year ended December 31, 2014. As of June 30, 2015, our short and long term notes payable consist of the following:

	2015	2014
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$26,214	$41,182
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000
Total	$76,214	$91,182

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2015 to remedy such deficiencies.

Table of Contents	22

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 31,600,000 shares of unregistered common stock as follows:

During April 2015, we authorized the issuance of 5,750,000 shares of our restricted common stock to unrelated third parties for services rendered at a per share price of $0.01. The 5,750,000 shares were issued in a private transaction to nine United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During March 2015, we issued a further 21,000,000 shares of our restricted common stock to John Holmes on the basis of his conversion of the 1,400,000 shares of Series A preferred stock previously held of record. The conversion ratio of the Series A preferred stock is 15 shares of common stock for one preferred share. The 21,000,000 shares were issued in a private transaction to John Holmes under Section 4(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Holmes acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During May 2015, we issued a further 1,250,000 shares of our restricted common stock to an unrelated third party for services rendered at a per share price of $0.01. The 1,250,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During June 2015, we issued 3,600,000 shares of our restricted common stock to unrelated third parties for services rendered at a per share price of $0.01. The 3,600,000 shares were issued in a private transaction to five United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

Table of Contents	23

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

VIEW SYSTEMS, INC.

Date: August 17, 2015	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	24