Form 10-Q
period 2015-09-30
VIEW SYSTEMS INC
filed 2015-11-23
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2015
Common Stock, $.001 par value per share	312,205,526

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

Table of Contents	1

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$3,220	$13,077
Accounts receivable	35,263	26,745
Inventory	1,088	1,088
Prepaid expenses	—	—

Total current assets	39,571	40,910

Property and Equipment (Net)	3,172	3,922

Other Assets
Deposits	1,595	2,872

Total other assets	1,595	2,872

Total assets	$44,338	$47,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$421,798	$497,787
Deferred compensation	13,117	565
Accrued and withheld payroll taxes payable	176,588	174,405
Accrued interest payable	88,125	65,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	550,080	432,293
Notes payable	68,737	80,121
Deferred revenue	107,753	73,168

Total current liabilities	1,651,198	1,548,964

Non-current Liabilities
Notes payable (non-current portion)	—	11,061

Total liabilities	1,651,198	1,560,025

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 6,089,647; Issued and outstanding 5,489,647	6,090	5,490
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 312,205,526; Issued and outstanding 280,605,526	312,205	280,605
Common stock issuable	16,000	16,000
Additional paid in capital	27,389,325	27,134,775
Accumulated deficit	(29,330,480)	(28,949,191)

Total stockholders' deficit	(1,606,860)	(1,512,321)
Total liabilities and stockholders' deficit	$44,338	$47,704

Table of Contents	2

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Product sales and Installation	$593	$77,305	$92,480	$204,357
Extended warranties	21,214	23,417	53,916	87,415

Total revenue	21,807	100,722	146,396	291,772

Cost of sales	3,996	21,544	46,984	59,097

Gross profit	17,811	79,178	99,412	232,675

Operating expenses
General and administrative	11,286	64,658	105,268	204,128
Professional fees	38,194	71,508	179,820	641,674
Salaries and benefits	62,549	127,240	171,931	384,688

Total operating expenses	112,029	263,406	457,019	1,230,490

Loss from operations	(94,218)	(184,228)	(357,607)	(997,815)

Other Income (expense)
Interest expense	(7,897)	(8,581)	(23,682)	(26,504)

Net loss	$(102,115)	$(192,809)	$(381,289)	$(1,024,319)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	312,305,526	269,013,367	301,736,478	256,298,599

Table of Contents	3

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(381,289)	$(1,024,319)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	750	4,800
Common stock issued in payment of services	26,750	363,407
Preferred stock issued in payment of services	75,000	65,000
Interest expense paid with debt	1,176	3,597

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(8,518)	(40,255)
Inventories	—	23,021
Prepaid expenses	—	125,389
Deposits	1,277	—

Accounts payable	24,011	211,927
Deferred compensation	87,552	111,324
Accrued interest	22,500	22,500
Payroll taxes accrued and withheld	2,183	(1,530)
Deferred revenue	34,585	(31,364)

Net cash used in operating activities	(114,023)	(166,503)

Cash flows from financing activities:
Proceeds from sale of common stock	—	25,000
Principal payments on notes payable	—	(29,169)
Loans to/from stockholders	104,166	125,548

Net cash provided by financing activities	104,166	121,379

Increase (decrease) in cash	(9,857)	(45,124)

Cash at beginning of period	13,077	53,078

Cash at end of period	$3,220	$7,954
Non cash investing and financing activities:

Prepaid expenses paid with preferred stock	$—	$185,000
Loans from stockholders repaid with common stock	$10,000	$10,000
Deferred compensation paid with preferred stock	$75,000	$230,000
Accounts payable paid with common stock	$100,000	$165,821
Notes payable paid by shareholders	$22,445	$39,687
Issuance of common stock issuable	$—	$522,720

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Table of Contents	4

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

The Company recognized bad debt expense of $0 and $0 for the periods ended September 30, 2015 and 2014, respectively. Management’s determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended September 30, 2015 and 2014, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories stated at the lower of cost or market. Cost is determined by the first-in-first-out method (FIFO). As of September 30, 2015 and December 31, 2014 the Company’s inventory consisted of unassembled parts of the product.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended September 30, 2015 and 2014 amounted to $750 and $4,800, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2015 and 2014 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive. The following reconciles amounts reported in the financial statements:

Weighted Average

	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Period ended September 30, 2015
Loss from operations which is the amount
that is available to common stockholders	$(381,289)	301,736,478	$(0.00)

Period ended September 30, 2014
Loss from operations which is the amount
that is available to common stockholders	$(1,024,319)	256,298,599	$(0.00)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the periods ended September 30, 2015 and 2014, the Company incurred net losses of $381,289 and $1,024,319, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

4. NOTES PAYABLE

Notes payable as of September 30, 2015 and December 31, 2014 consists of the following:

	2015	2014
Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$18,737	$41,182

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$68,737	$91,182

Less current portion	68,737	80,121

Non-current portion	$—	$11,061

Table of Contents	8

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

During 2015 the Board of Directors authorized the issuance of an additional 2,000,000 shares of Series A Preferred Stock in payment of deferred compensation of $75,000 and current compensation and expenses of $75,000.

Table of Contents	9

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

The Company leased a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating lease which expired in May 2015. The original base rent was $3,077 per month with a 3% annual rent escalator clause. Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 3 years. Minimum annual lease payments over the term of the lease are $9,570 for 2015, $19,140 for 2016 and $4,785 for 2017. Rent expense, was $24,078 and $30,811 for the periods ended September 30, 2015 and 2014, respectively.

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

During the periods ended September 30, 2015 and 2014 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the nine month period ended September 30, 2015 the Board authorized the issuance of 8,350,000 shares of common stock in payment of current services and also for services accrued in prior periods amounting to $114,250.

For the nine month period ended September 30, 2014 the Board authorized the issuance of 15,700,000 shares of common stock in payment of services amounting to $309,500. In addition, 23,631,111 shares were issued during 2014 for stock shown as issuable as of December 31, 2013.

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

Table of Contents	10

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION

		Weighted	Average	Aggregate
	Weighted	Average	Remaining	Intrinsic
Options Price	Number of	Exercise	Contractual_Life	Value

Outstanding at Dec 31, 2014	10,000,000	$0.03	3.14	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at Sept 30, 2015	10,000,000	$0.03	2.39	$—

Exercisable at Sept 30, 2015	10,000,000	$0.03	2.39	$—

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Annual Dividend	—
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

The 10,000,000 options granted for the year ended December 31, 2014 had a weighted average grant date fair value of $0.03.

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds from stockholders with unstructured payment plans amounted to $104,166 and $125,548 for the periods ended September 30, 2015 and 2014, respectively. The total balance due on unstructured loans from stockholders amounted to $550,080 as of September 30, 2015 and $432,293 at December 31, 2014. Loans from stockholders made with repayment terms are described in Note 4 above.

10. ISSUABLE COMMON STOCK

As of September 30, 2015 and December 31, 2014 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

The FIMS is deployed either via Web server or in a cloud-based architecture system. Both configurations provide centralized and scalable management of highly distributed “one-to-many” identity searched in the field. FIMS utilized Animetrics' FACEngine biometric facial recognition technology that converts 2D images to accurate 3D geometrics for enhanced biometric templates. FIMS makes these 3D facial "signatures" for identification purposes available to credentialized users via any mobile or fixed digital device with internet connectivity. This powerful combination with the ViewScan delivers most advanced facial-recognition and comparison technology to personnel in the field providing accurate and fast results.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2015 and September 30, 2014 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2014.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine Month Period ended September 30
	2015	2014
Revenues, net	$146,396	$291,772
Cost of sales	46,984	59,097
Gross profit (loss)	99,412	232,675
Total operating expenses	457,019	1,230,490
Profit (Loss) from operations	(357,607)	(997,815)
Total other income (expense)	(23,682)	(26,504)
Net income (loss)	(381,289)	(1,024,319)
Net income (loss) per share	$(0.00)	$(0.00)

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014.

Our net loss for the nine month period ended September 30, 2015 was ($381,289) compared to a net loss of ($1,024,319) during the nine month period ended September 30, 2014 (a decrease in net loss of $643,030). We generated net revenues of $146,396 during the nine month period ended September 30, 2015 compared to $291,772 during the nine month period ended September 30, 2014 (a decrease in net revenue of $145,376). During the nine month period ended September 30, 2015, revenue consisted of: (i) $92,480 (2014: $204,357) in View Scan product sales and installation; and (ii) $53,916 (2014: $87,415) in extended warranties.

Table of Contents	15

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a decline in the demand for our security products.

Cost of goods sold also decreased during the nine month period ended September 30, 2015 to $46,984 from $59,097 incurred during the nine month period ended September 30, 2014 resulting in a gross profit of $99,412 for the nine month period ended September 30, 2015 compared to a gross profit of $232,675 for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2015, the prevailing trend of decreasing cost of goods sold was due to a decrease in the number of our View Scan products sold and installed and associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, also decreased during the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014.

During the nine month period ended September 30, 2015, we incurred operating expenses of $457,019 compared to $1,230,490 incurred during the nine month period ended September 30, 2014 (a decrease of $773,471). These operating expenses incurred during the nine month period ended September 30, 2015 consisted of: (i) general and administrative of $105,268 (2014: $204,128); (ii) professional fees of $179,820 (2014: $641,674); and (iii) salaries and benefits of $171,931 (2014: $384,688).

During the nine month period ended September 30, 2015, our general and administrative expenses generally consisted of: (i) advertising and promotion of $2,085 ($4,292); (ii) bank service charges of $1,396 (2014: $1,803); (iii) contractual temporary labor of $9,920 (2014: $35,628); (iv) filing and service fees of $9,883 (2014: $14,555); (v) postage and delivery of  $6,450 (2014: $13,134); (vi) rent of $24,739 (2014: $30,811); (vi) supplies of $5,196 (2014: $9,196); (vii) telephone of $8,219 (2014: $6,358); (viii) travel of $23,571 (2014: $54,628); (ix) utilities of $5,182 (2014: $8,559); (x) depreciation of $750 (2014: $4,800); (xi) liability insurance of $4,002 (2014: $7,975); (xiv) product development of $-0- (2014: $3,626); (xv) auto and truck of $256 (2014: $4,305); (xvi) dues and subscriptions of $910 (2014: $-0-); and (xvii) other of $2,709 (2014: $4,458).

During the nine month period ended September 30, 2015, our professional fees consisted of: (i) accounting fees of $56,295 (2014: $78,579); (ii) engineering fees of $21,000 (2014: $135,833); (iii) legal fees of $7,275 (2014: $11,525); (iv) investor relations fees of $7,750 (2014: $22,500); (v) management and operations $500 (2014: $181,100); (vi) marketing and promotion $87,000 (2014: $210,728); and (vii) programming of $-0- (2014: $1,409).

Operating expenses incurred during the nine month period ended September 30, 2015 substantially decreased compared to the nine month period ended September 30, 2014 primarily due to a decrease in professional fees of $461,854, a decrease in general and administrative of $98,860, and a decrease in salaries and benefits of $212,757.

Our loss from operations during the nine month period ended September 30, 2015 was ($357,607) compared to a loss from operations of ($997,815) during the nine month period ended September 30, 2014.

During the nine month period ended September 30, 2015, we incurred other expense in the form of interest expense of $23,682 (2014: $26,504).

After deducting other expense, we realized a net loss of ($381,289) or ($0.00) per share for the nine month period ended September 30, 2015 compared to a net loss of ($1,024,319 ) or ($0.00) per share for the nine month period ended September 30, 2014. The weighted average number of shares outstanding was 301,736,478 for the nine month period ended September 30, 2015 compared to 256,298,599 for the nine month period ended September 30, 2014.

Table of Contents	16

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

Our net loss for the three month period ended September 30, 2015 was ($102,115) compared to a net loss of ($192,809) during the three month period ended September 30, 2014 (a decrease in net loss of $90,694). We generated net revenues of $21,807 during the three month period ended September 30, 2015 compared to $100,722 during the three month period ended September 30, 2014 (a decrease in net revenue of $78,915). During the three month period ended September 30, 2015, revenue consisted of: (i) $593 (2014: $77,305) in View Scan product sales and installation; and (ii) $21,214 (2014: $23,417) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a decline in the demand for our security products.

Cost of goods sold increased during the three month period ended September 30, 2015 to $3,996 from $21,544 incurred during the three month period ended September 30, 2014 resulting in a gross profit of $17,811 for the three month period ended September 30, 2015 compared to a gross profit of $79,178 for the three month period ended September 30, 2014. During the three month period ended September 30, 2015, the prevailing trend of decreasing cost of goods sold was due to a decrease in the number of View Scan products sold and associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, decreased during the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014.

During the three month period ended September 30, 2015, we incurred operating expenses of $112,029 compared to $263,406 incurred during the three month period ended September 30, 2014 (a decrease of $151,377). These operating expenses incurred during the three month period ended September 30, 2015 consisted of: (i) general and administrative of $11,286 (2014: $64,658); (ii) professional fees of $38,194 (2014: $71,506); and (iii) salaries and benefits of $62,549 (2014: $127,240).

During the three month period ended September 30, 2015, our general and administrative expenses generally consisted of: (i) advertising and promotion of $375 (2014: $845); (ii) bank service charges of $608 (2014: $750); (iii) contractual temporary labor of $354 (2014: $14,750); (iv) filing and service fees of ($8,822) (2014: $9,248); (v) postage and delivery of  $1,061 (2014: $4,777); (vi) rent of $3,950 (2014: $10,248); (vi) supplies of $1,549 (2014: $1,820); (vii) telephone of $2,078 (2014: $1,728); (viii) travel $6,114 (2014: $13,761); (ix) utilities of $799 (2014: $3,013); (x) depreciation of $250 (2014: $1,600); (xi) liability insurance of $2,041 (2014: $-0-); (xii) auto and truck of $-0- (2014: $1,234); (xiii) dues and subscriptions of $420 (2014: $-0-); and (xiv) other of $509 (2014: $884).

During the three month period ended September 30, 2015, our professional fees consisted of: (i) accounting fees of $-0- (2014: $15,750); (ii) engineering fees of $-0- (2014: $29,333); (iii) legal fees of $350 (2014: $5,325); (iv) investor relations fees of $344 (2014: $-0-); (v) management and operations $500 (2014: $1,100); and (vi) marketing and promotion $37,500 (2014: $20,000).

Operating expenses incurred during the three month period ended September 30, 2015 substantially decreased compared to the three month period ended September 30, 2014 primarily due to a decrease in professional fees of $53,372, a decrease in general and administrative of $33,314, and a decrease in salaries and benefits of $64,691.

Our loss from operations during the three month period ended September 30, 2015 was ($94,218) compared to a loss from operations of ($184,228) during the three month period ended September 30, 2014.

Table of Contents	17

During the three month period ended September 30, 2015, we incurred other expense in the form of interest expense of $7,897 (2014: $8,581).

After deducting other expense, we realized a net loss of ($102,115) or ($0.00) per share for the three month period ended September 30, 2015 compared to a net loss of ($192,809 ) or ($0.00) per share for the three month period ended September 30, 2014. The weighted average number of shares outstanding was 312,305,526 for the three month period ended September 30, 2015 compared to 269,013,367 for the three month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2015

As at the nine month period ended September 30, 2015, our current assets were $39,571 and our current liabilities were $1,651,198, which resulted in a working capital deficit of $1,611,627. As at the nine month period ended September 30, 2015, current assets were comprised of: (i) $3,220 in cash; (ii) $35,263 in accounts receivable; and (iii) $1,088 in inventory. As at the nine month period ended September 30, 2015, current liabilities were comprised of: (i) $421,798 in accounts payable and accrued expenses; (ii) $13,117 in deferred compensation; (iii) $176,588 in accrued and withheld payroll taxes payable; (iv) $88,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $550,080 in loans from stockholders; (vii) $68,737 in notes payable; and (viii) $107,753 in deferred revenue.

As of September 30, 2015, our total assets were $44,338 comprised of: (i) $39,571 in current assets; (ii) property and equipment (net) of $3,172; and (iii) $1,595 in deposits. The slight decrease in total assets during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the decrease in cash, which was partially offset by an increase in accounts receivable.

As of September 30, 2015, our total liabilities were $1,651,198 comprised of $1,651,198 in current liabilities. The increase in liabilities during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in loans from stockholders and deferred compensation and deferred revenue, which was partially offset by a decrease on accounts payable.

Stockholders’ deficit increased from ($1,512,321) for fiscal year ended December 31, 2014 to ($1,606,860) for the nine month period ended September 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2015, net cash flows used in operating activities was ($114,023) compared to net cash flows used in operating activities of ($166,503) for the nine month period ended September 30, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $381,289 (2014: $1,024,319), which was partially adjusted by: (i) $750 (2014: $4,800) in depreciation and amortization; (ii) $26,750 (2014: $363,407) in common stock issued in payment of services; (iii) $75,000 (2014: $65,000) in preferred stock issued in payment of services; and (iv) $1,176 (2014: $3,597) in interest expense paid with debt.

For the nine month period ended September 30, 2015, net cash flows used in operating activities was further changed in operating assets and liabilities by: (i) an increase in accounts receivable of $8,518 (2014: $40,255); (ii) a decrease of $1,277 (2014: $-0-) in deposits; (iii) a decrease of $-0- (2014: $23,021) in inventories; and (iv) a decrease of $-0- (2014: $125,389) in prepaid expenses.

Net cash flows used in operating activities was further changed in cash by: (i) an increase in accounts payable of $24,011 (2014: ($211,927); (ii) an increase in deferred compensation of $87,552 (2014: $111,324); (iii) an increase in accrued interest of $22,500 (2014: $22,500); (iv) an increase in payroll taxes accrued and withheld of $2,183 (2014: ($1,530)); and (v) an increase in deferred revenue of $34,585 (2014: ($31,364)).

Table of Contents	18

Cash Flows from Investing Activities

For the nine month period ended September 30, 2015 and September 30, 2014, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2015, net cash flows provided from financing activities was $104,166 compared to $121,379 for the nine month period ended September 30, 2014. Cash flows from financing activities for the nine month period ended September 30, 2015 consisted of: (i) $-0- (2014: $25,000 in proceeds from sales of common stock; and (ii) $104,166 (2014: $125,548) in loans from stockholders; which was offset by $-0- (2014: $29,169) in principal payments on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $381,289 at September 30, 2015 and $1,024,319 at September 30, 2014. Our revenues from several product sales have been decreasing and some others increasing but are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

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

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2015 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to further reduce our expenses and scale back our operations.

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

Table of Contents	19

Our total current liabilities increased to $1,651,198 at the nine month period ended September 30, 2015 compared to $1,548,964 at fiscal year ended December 31, 2014. As of September 30, 2015, our short and long term notes payable consist of the following:

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$18,737	$41,182
Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Certain stockholders also made cash advances to us to help with short-term working capital needs. The net proceeds from stockholders with unstructured payments plans amounted to $104,166 and $125,548 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. The total balance due on unstructured loans from stockholders amounted to $550,080 as of September 30, 2015.

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

Table of Contents	20

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Table of Contents	21

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2015. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our third quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps during 2015 to remedy such deficiencies.

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

During June 2015, we issued 3,600,000 shares of our restricted common stock to unrelated third parties for services rendered at a per share price of $0.01. The 3,600,000 shares were issued in a private transaction to six United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Table of Contents	23

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

Table of Contents	24

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.3	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.4	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW SYSTEMS, INC.

Date: November 23, 2015	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

Table of Contents	25