Form 10-K
period 2015-12-31
VIEW SYSTEMS INC
filed 2017-08-03
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VIEW SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Colorado	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Park Center Court Owings Mills, MD 21117	21227
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 449-3200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 3, 2017 was $624,410.17.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 326,705,526 shares of common stock are outstanding as of August 3, 2017.

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

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

On July 25, 2003, View Systems incorporated View Systems, Inc. as a wholly owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada. On July 31, 2003, articles of merger were filed with the states of Florida and Nevada to complete the domicile change.  In 2016 we domiciled to Colorado.

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

Letter of Intent

On January 29, 2015, we entered into that certain letter of intent (the "Letter of Intent") with Potomac River Group, LLC ("PRG"), regarding the acquisition by PRG of substantially all of the assets and certain specified liabilities of our business (the "Transaction").  The Board of Directors of the company decided that the Transaction was not in the best interests of View Systems and consequently declined the Transaction.

In January 14, 2016 we entered into an agreement to acquire a company called YM Advantage, Inc. After considerable study the Board of Directors of View Systems decided that the acquisition was not in the best interests of the company.  The experience and data gathered about the market that YM Advantage was attempting to be in led us to believe that the erectile dysfunction (ED) market was very profitable.  Our board of directors has two doctors who investigated the ED market broadly. They determined it could be highly profitable to own a clinic that offered products to the ED market. We embarked on an effort that is establishing one clinic to test their suppositions. If successful, the company would then embark on a path that would establish multiple ED clinics.  On May 18, 2016 we filed an 8K dissolving our agreement to acquire YM Advantage.

Our plan is to maintain our current course of security business and simultaneously add this new additional ED business to our line of products.

Proxy Statement and Shareholder Vote

In December 2016 we asked a majority of our shareholders to vote for authorization to makes changes to the Series A class of preferred shares and received approval from both 100% and a majority of common shareholders to make changes including an increase in authorized of preferred shares and a change in the ration of conversion of preferred to common.

PRODUCTS AND SERVICES

We have three main products, namely the concealed weapons detection system, the visual first responder system and the ViewMaxx digital video system. We no longer install the ViewMaxx product due to eroding margins created in the market place by sever international price competition. We no longer manufacture the "first responder" system for the same reason.   Our current principal products and services include:

ViewScan Concealed Weapons Detection System

ViewScan, which is also sold under the name "Secure Scan", is a walk-through concealed weapons detector, which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons. A master processing board controls this walk-through portal and a personal computer based which receives magnetic and video information and combines it in a manner that allows the suspected location of the weapon to be stored electronically and referenced. Because ViewScan does not produce a graphic anatomical display of a scanned person, the Company does not believe that ViewScan is susceptible to privacy concerns raised about certain personnel scanners produced by other companies.

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

In February 2006 we demonstrated a ViewScan product with a precision optical biometric fingerprint terminal. As expected, the demand for biometric interfaces has increased significantly. In addition to verifying that an individual is not carrying guns, knives and sometimes cameras, the units can perform multi-modal double and triple identity checks, including: fingerprint, facial, iris, driver's license and employee identification card verification.

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

3D Facial Recognition Technology - Animetrics Inc.

On August 9, 2012, we entered into a partnership with Animetrics Inc. ("Animetrics"), a leading developer of advanced 3D facial recognition and identity management solutions (the "Animetrics Agreement"). We no longer are selling into the facial recognition market.  The Animetric's product and competing products had their margins eroded to the level where our re-selling or bundling activities were unprofitable.

OUR REMAINING MARKET

Our family of products offers government and law enforcement agencies, commercial security professionals, private businesses and residential consumers an enhanced surveillance and detection capacity.

Our ViewScan portable products and technology can be used where there is a temporary requirement for real-time weapons detection devices in areas where a permanent installation is cost prohibitive or impractical.

A primary market for our ViewScan portal is federal and state government courthouses, county and municipal buildings, and correctional facilities. We have installed our ViewScan weapons detection products in a variety of courthouse, federal government and correctional facility situations including the Security and Exchange Commission.

 MANUFACTURING

We assemble the ViewScan portal internally at our facilities in Baltimore, Maryland. Our third party manufacturers create several of the hardware components in our systems and we assemble our systems by combining other commercially available hardware and software together with our proprietary software. We hold licenses for software components that are integrated into our proprietary software and installed in our systems. We believe that we can continue to obtain components for our systems at reasonable prices from a variety of sources. Although we have developed certain proprietary hardware components for use in our products and purchased some components from single source suppliers, we believe similar components can be obtained from alternative suppliers without significant delay.

SALES AND DISTRIBUTION

We use mailings and telephone calls to contact potential representatives in a geographical area with the intent to arrange a demonstration of our products to these persons. We attend region specific trade shows such as sheriff's conventions, court administrators meetings, civil support team, and state police shows. Then we demonstrate or give trial offers in the area until a sale is completed. Once we have completed a sale in a specific market area, then we attempt to expand that market by contacting correctional facilities, courthouses and other municipal buildings. We ship our products to the customer and each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.

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

COMPETITION

The markets for our products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and video surveillance markets. In the weapons detection market, we compete with Ranger Security Scanners, Inc. and Garrett Electronics, Inc. in the United States, and an Italian company, CEIA SpA, which has the most sophisticated electromagnetic induction product.  CIEA apparently believes we have good ideas as they have copied various methods and enhancements from our products.

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

Governmental ownership of the patents is advantageous to us; however, the costs have outweighed the benefits. We have not received improvements, the promised funding or active support from our government licensors. We have, however, paid money and spent time to advance the technologies. We have obtained software-licensing agreements for software operating systems components, fingerprint identification capabilities to possibly integrate into our proprietary software, and commercially available operating systems software to integrate into our proprietary product software.

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

RESEARCH AND DEVELOPMENT

We outsource improvements or changes when requested by customers and warranted financially. For the years ended December 31, 2015 and December 31, 2014, we have spent approximately $16 and $3,626, respectively, on research and development.  In 2015 we spent approximately $21,000 on sensor development and filed a provisional patent for an enhanced ViewScan as a result.

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

EMPLOYEES

As of the date of this Annual Report, we employ approximately four persons, including one sales executive and three office personnel, which includes one customer service engineer. Two persons are part-time and we also contract with two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

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

We have incurred losses for the past two fiscal years, which consist of a net loss of $1,338,145 for 2014 and a net loss of $418,799 for 2015. In addition, we had an accumulated deficit of $28,949,191 at December 31, 2014 as compared with $29,367,990 at December 31, 2015. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of $418,799 for fiscal year ended December 31, 2015 and net cash used in operations of $121,375 for the fiscal year ended December 31, 2015. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2016, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The reports of our independent registered public accounting firms accompanying our December 31, 2015 and 2014 audited financial statements contain an explanatory paragraphs expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2014 was $1,338,145 and our net loss for the year ended December 31, 2015 was $418,799. Our retained deficit was $29,367,990 at December 31, 2015. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2015. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2015, and December 31, 2014 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $600,000 in additional financing within the next twelve months to develop our sales channels. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $600,000 through an offering of securities.

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

Moreover, our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to: (i) create greater awareness of our ViewScan products and brand name; (ii) identify the most effective and efficient level of spending in each market, media and specific media vehicle; (iii) determine the appropriate message and media mix for advertising, marketing and promotional expenditures; (iv) effectively manage marketing costs, including creative and media expense in order to generate and maintain acceptable costs; (v) generate leads for sales, including obtaining lists of businesses in a cost-effective manner; and (vi) drive traffic to our website.

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

Our future success depends on our ability to continue to improve our existing products. For example, our short-term success will depend on the continued acceptance of the ViewScan portal product line. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

The markets for our ViewScan product is highly competitive and we expect increased competition in the future that could adversely affect our revenue and market share. Larger established companies with high brand recognition may develop products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their products and services and respond more quickly than we can to new technologies or changes. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND ANY MISUSE OF OUR INTELLECTUAL PROPERTY BY OTHERS COULD HARM OUR BUSINESS, REPUTATION AND COMPETITIVE POSITION.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 326,705,526 shares of common stock issued and outstanding and 5,589,647 shares of preferred stock issued and outstanding. Currently, our directors and executive officers collectively hold approximately 19% of the voting power of our common and 91% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than's, our Chief Executive Officer's voting preferred stock, our directors and officers have the power to vote approximately 32.22% of common shares (based on the assumed effects of conversion of all of Mr. Than's preferred stock) as of the date of this Annual Report. Pursuant to Colorado law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

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

COLORADO LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

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

In 2014 and 2015, we identified a material weakness because we did not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of our business. We intend to address this material weakness by reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

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

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company's securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management's attention and resources.

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

As of the date of this Annual Report, all of our common stock held by non-affiliates that was issued before December 31, 2013 and was either issued in a registered offer for sale or exchange or has been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with 100% of our common stock issued prior to December 31, 2011 to non-affiliates being freely tradable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201,Owings Mills, Maryland, under a one year non-cancellable operating lease, which expires September, 2017. This location serves as both our principal executive office and assembly location for our proprietary products.  This lease is personally guaranteed by our CEO.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol "VYST.OB" up to October 2008 and from October 17, 2008 under the symbol "VSYM.OB" and is traded over the counter. The following table sets forth the high and low price information of the Company's common stock for the periods indicated.
OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2015:	High	Low
Fourth Quarter	$0.004		$0.001
Third Quarter	$0.008		$0.004
Second Quarter	$0.008		$0.005
First Quarter	$0.013		$0.006

FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter	$0.013	`	0.01
Third Quarter	$0.023		$0.033
Second Quarter	$0.026		$0.01
First Quarter	$0.03		$0.016

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of August 2, 2017, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000	(1)	-	36,340,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	10,000,000		-	36,340,900

(1)	Represents shares reserved for the Company's 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company's 2010 Service Provider Stock Compensation Plan.

2010 EQUITY INCENTIVE PLAN

The 2010 Equity Incentive Plan ("EIP") is intended to attract, motivate, and retain employees of the Company, consultants who provide significant services to the Company, and members of the Board of Directors of the Company who are not employees of the Company. The EIP is designed to further the growth and financial success of the Company by aligning the interests of the participants, through the ownership of stock and through other incentives, with the interests of the Company's stockholders.

Benefits under the 2010 EIP. As defined under the 2010 EIP, the Board may grant any one or a combination of Incentive Stock Options (within meaning of the Code), Non-Qualified Stock Options, Restricted Stock, as well as Performance Awards (collectively, "Awards").

Administration of the 2010 Equity Incentive Plan. The EIP will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a Compensation Committee to be appointed by the Board (the "Committee"), which Committee may be comprised of two or more "outside directors" as described in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to certain limitations in the 2010 EIP, the Board establishes the terms and conditions of awards granted under the 2010 EIP, interprets the 2010 EIP and all awards under the 2010 EIP, and administers the 2010 EIP.

Eligible Participants under the 2010 EIP. Except for Incentive Stock Options which may only be granted to Employees of the Company, Awards under the 2010 EIP may be granted to Employees, Directors, and Consultants of the Company (as such terms are defined in the 2010 EIP) who are designated by the Board. No employee may receive Awards under this 2010 EIP in any given year which, singly or in the aggregate, cover more than 150,000 shares of the Company's Common Stock.

Shares Available under the 2010 EIP. The aggregate number of shares of Common Stock that may be issued or transferred to grantees under the 2010 EIP shall not exceed 50,000,000 shares. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding Awards made before such event. If shares under an Award are not issued or transferred, those shares would again be available for inclusion in future Award grants.

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

Restricted Stock. The Board may also award shares of Restricted Stock. The shares will be issued as restricted stock within the meaning of Rule 144 of the Securities Act of 1933, as amended. Such grant would set forth the terms and conditions of the award, including the imposition of a vesting schedule during which the grantee must remain in the employ of the Company in order to retain the shares under grant. If the grantee's employment terminates during the period, the grant would terminate and the grantee would be required to return any unvested shares to the Company. However, the Board may provide complete or partial exceptions to this requirement as it deems equitable. Unless an Award specifically provides otherwise, any shares not otherwise vested shall vest upon the death, disability, termination, removal or resignation of the grantee for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2010 EIP). The grantee cannot dispose of the shares prior to the expiration of forfeiture restrictions set forth in the grant. During this period, however, the grantee would be entitled to vote the shares and, at the discretion of the Board, receive dividends. Each certificate would bear a legend giving notice of the restrictions in the grant.

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

Our Board may amend, suspend or terminate the 2010 EIP at any time, but such amendment, suspension or termination shall not adversely affect any Award then outstanding without the participant's consent. Any amendment that would constitute a "material amendment" of the 2010 EIP (as determined by the Board, in its sole discretion, subject to the rules and regulations of the OTCBB, if any, governing the use of such term in the context of an employee benefit plan), as amended, shall be subject to stockholder approval. Likewise, if the Exchange Act requires the Company to obtain stockholder approval, then such approval will be sought.

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

Awards may be exercised only by the Employee, Director, or Consultant to whom they are granted and are generally not assignable or transferable except for limited circumstances upon a grantee's death, or pursuant to rules that may be adopted by the Board. The Board may establish rules and procedures to permit a grantee to defer recognition of income or gain for incentives under the 2010 EIP.

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

General Information about the 2010 Service Provider Stock Compensation Plan

The Company's 2010 Service Provider Stock Compensation Plan ("SCP") is intended to promote the interests of the Company and its subsidiaries by offering those officers, directors, employees and consultants or advisors of the Company or any subsidiary who assist in the development and success of the business of the Company or any subsidiary, the opportunity to be compensated for their services in the form of Company stock in lieu of payment in cash.

Benefits of the 2010 SCP. The 2010 SCP is registered with the SEC pursuant to the Securities Act. Therefore, all eligible recipients accepting awards of stock for services under the SCP will receive registered stock. Payment for services in the form of registered stock is beneficial to the Company because it enables the Company to preserve its cash while enabling it the possibility of receiving valuable services from service providers. Not all service providers are expected to accept payment in Company stock. Those service providers that accept payment for services in Company Common Stock may liquidate the stock at any time at market price provided there is sufficient volume in the stock at time of sale. The usual investment risks in our Common Stock would apply to the stock issued pursuant to the SCP.

Administration of the 2010 SCP. The 2010 SCP initially will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a Board-appointed committee comprised of two or more "outside directors" as described in Section 162(m) of the Internal Revenue Code of 1986, as amended, for general administration of the SCP. The Board may also delegate its authority to a committee comprised of inside directors to administrate the SCP for non-executive officers and other service providers. The Board or the respective committees establish the terms and conditions of awards granted under the 2010 SCP, interpret the 2010 SCP and all awards under the 2010 SCP, and administer the 2010 SCP.

Eligible Participants under the 2010 SCP. Awards under the 2010 SCP may be granted to employees, officers, or directors of the Company or its affiliates, and/or to consultants or advisers currently providing bona fide services to the Company or its affiliates ("Service Providers"). Awards may be made under the SCP only if, at the time of grant, a Form S-8 Registration Statement under the Securities Act ("Form S-8") is available to register either the offer or the sale of the Company's securities to such Service Provider because the nature of the services that the Service Provider is providing to the Company is consistent with the instructions governing the use of Form S-8, including the SEC interpretive Releases pertaining to Form S-8, then in effect. No Award under the Plan may be made for services provided in connection with the offer or sale of securities in a capital-raising transaction or for services that directly or indirectly promote or maintain a market for the Company's securities.

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

Our Board may amend, suspend or terminate the 2010 SCP at any time as to any shares of Common Stock as to which awards have not been made. An amendment shall be contingent on approval of the Company's stockholders to the extent stated by the Board, required by applicable law or required by applicable stock exchange requirements.

Grant of Options under the 2010 SCP. During fiscal years ended December 31, 2015 and 2014, we did not grant any stock options. During fiscal year ended December 31, 2013, we granted an aggregate of 10,000,000 stock options to one of our directors. The stock options are exercisable into shares of common stock at $0.03 per share for a period of ten years. As of the date of this Annual Report, none of the stock options have been exercised. See "Item 11. Executive Compensation".

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 15, 2017, there were 326,705,526 shares of our common stock issued and outstanding and 5,589,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

All of our issued and outstanding common shares (of which 45,507,132 shares are owned by officers, directors and principal stock holders) were issued in a registered transaction or otherwise have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2015 and to current date, we issued an aggregate of 58,205,777  shares of unregistered common stock and 2,000,000 Series A preferred shares as follows.

Common Stock -2014

During fiscal year ended December 31, 2013, we authorized the issuance of an aggregate 22,631,111 shares of the company's restricted common stock (which were issued subsequent to December 31, 2013) as follows: (i) 11,911,111 shares at a per share price of approximately $0.018 to investors resulting in gross proceeds of $217,500; (ii) 6,820,000 shares of common stock at a per share price of $0.018 to consultants in payment of services rendered in the aggregate amount of $125,000; (iii) 1,400,000 shares of common stock at a per share price of $0.021 in payment of services of $30,000; and (iv) 3,000,000 shares of common stock at a per share price of $0.021 to creditors in payment of notes payable and accrued interest of $159,720. The 22,631,111 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants have acknowledged that the securities issued have not been registered under the Securities Act, and that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During the six month period ended June 30, 2014, we issued a further 16,700,000 shares of our restricted common stock as follows: (i) 1,000,000 shares at a per share price of approximately $0.025 to investors resulting in gross proceeds of $25,000; (ii) 500,000 shares of common stock at a per share price of $0.02 to creditor as settlement of note payable of $10,000; (iii) 15,200,000 shares of common stock at a per share price of $0.02 in payment of services of $309,500. The 16,700,000 shares were issued in a private transaction to United States residents in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities issued have not been registered under the Securities Act, and that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During the three month period ended September 30, 2014, we authorized the issuance of a further 11,874,666 shares of our restricted common stock as follows: (i) 5,900,000 shares at a per share price of approximately $0.020 to five contractors for professional services rendered; (ii) 250,000 shares at a per share price of approximately $0.02 to one creditor for a loan; (iii) 1,200,000 shares at a per share price of approximately $0.02 to four advisory board members; (iv) 950,000 shares at a per share price of approximately $0.02 to four sales consultants; (v) 1,000,000 shares to two individuals as compensation for salaries; (vi) 1,108,000 shares at a per share price of $0.01 for legal services rendered; and (vii) 1,466,666 shares at a per share price of $0.02 for engineering services rendered.

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

Common Stock - 2015

Subsequent to fiscal year ended December 31, 2014, we issued a further 24,250,000 shares of unregistered common stock as follows:

During April 2015, we authorized the issuance of 3,250,000 shares of our restricted common stock to an unrelated third party for services rendered at a per share price of $0.01.  The 3,250,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During April 2015, we issued a further 21,000,000 shares of our restricted common stock to John Holmes on the basis of his conversion of the 1,400,000 shares of Series A preferred stock previously held of record. The conversion ratio of the Series A preferred stock is 15 shares of common stock for one preferred share. The 21,000,000 shares were issued in a private transaction to John Holmes under Section 4(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Holmes acknowledged that the securities issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Preferred Stock - 2014

During fiscal year ended December 31, 2014, we authorized the issuance of an aggregate 2,000,000 shares of our Series A preferred stock at a per share price of approximately $0.24 to Gunther Than, our Chief Executive Officer, as payment of deferred and current compensation in the amount of $480,000. The 2,000,000 shares were issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Executive Compensation."

Preferred Stock - 2015

During fiscal year ended December 31, 2015, we authorized the issuance of an aggregate 2,000,000 shares of our Series A preferred stock at a share price of approximately $0.01 in the amount of $150,000.  1,000,000 of the shares were issued to Gunther Than, our Chief Executive Officer, and 1,000,000 were issued to consultants.  The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Executive Compensation."

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

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

Management believes that continued attention to personal threats, potential large scale destruction and theft of property in the United States along with spending by the United States government on Homeland Security will continue to drive sales for security products. However, we have decided to limit our sales efforts to one product, namely the concealed weapons detection system. With regards to the product as described below, revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. The concealed weapons detection system require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer.  However, the customer can also self-install or can engage another firm to provide installation and training. The product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.

During fiscal year ended December 31, 2015, we received 63% of our sales revenue from the sales of the ViewScan. The balance of our revenue came from service and sales of warranties.. Thus, this may result in a significant decrease in future revenue in subsequent years and result in a material effect on our financial results.  Our strategy for 2015 for ViewScan will be to extend our service provisions. We have continued to offer extended warranties to our customers.

In the short term, management plans to raise funds through sales of our common stock for fulfillment (manufacturing, packaging and shipment), which will set the stage for future orders to become self funding. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

Merger or Acquisition Pending in 2016

We entered into an agreement to acquire a company called YM Advantage that proposed to acquire and operate clinics in the erectile dysfunction (ED) medical market.  Our board of directors has two doctors that investigated the acquisition and decided that the acquisition was not in the best interest of the company.  However, as the result of the investigation we found that the ED market was lucrative and easy to get into. As a consequence of this decision we cancelled the intended acquisition of YM Advantage.  As of this date there are no pending acquisitions at the time of this filing.

Manufacturing

We no longer manufacture the ViewScan since we have determined a new improved model is needed to continue in the walk through portal security market.  Since we do not have funds to set up a new manufacturing process we are quiescent in our manufacturing activities.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2015 and 2014 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2015	2014
Revenues, net	$202,387	$392,167
Cost of sales	48,328	84,950
Gross profit (loss)	154,059	307,217
Total operating expenses	541,444	1,623,642
Loss from operations	(387,385)	(1,316,425)
Total other income (expense)	(31,414)	(21,720)
Net loss	(418,799)	(1,338,145)
Net loss per share	$(0.00)	$(0.01)

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

The following chart provides a breakdown of our sales in 2015 and 2014.

	2015	2014
ViewScan	$128,492	$251,085
Warranty	73,895	113,857
Surveillance Package	-0-	-0-
Fiber-optic installation	-0-	-0-
Service, installation, training, etc	-0-	27,225
Total	$202,387	$392,167

Our sales backlog at December 31, 2015 and December 31, 2014 was $-0--. In the event there is a delay between the time of the purchase order and shipping of the product, this results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products weeks after receiving an order.

Also, product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project. In previous fiscal years, we have had a backlog because we held unsold units in inventory.

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014.

Our net loss for fiscal year ended December 31, 2015 was ($418,799) compared to a net loss of ($1,338,145) during fiscal year ended December 31, 2014 (a decrease in net loss of $919,346).

We generated revenues of $202,387 during fiscal year ended December 31, 2015 compared to $392,167 during fiscal year ended December 31, 2014. During fiscal year ended December 31, 2015, revenue consisted of: (i) $128,492 (2014: $278,310) in product sales and installation; and (ii) $73,895 (2014: $113,857) in extended warranties.

The concealed weapons system requires installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training. Revenue recognition may be delayed for other reasons. Product shipments may require more lead-time and may be delayed for a variety of reasons beyond our control, including additional time necessary to conduct product inspections prior to shipping, design or specification changes by the customer, the customer's need to prepare an installation site, and delays caused by other contractors on the project. As discussed above, we have a backlog because we hold unsold units in inventory. The delay between the time of the purchase order and shipping of the product results in a delay of recognition of the revenue from the sale. This delay in recognition of revenues will continue as part of our results of operations. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized. We typically ship our products several months after receiving an order. Timing of the installation causes the delay. However, we have shortened this lead time to several weeks.

We have experienced a decrease in sales of our products, which resulted in decreased revenues for fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014. We believe the decline in decreased revenues was due to a decline in the demand for our security products.

Cost of goods sold decreased during fiscal year ended December 31, 2015 to $48,328 from $84,950 incurred during fiscal year ended December 31, 2014, resulting in a gross profit of $154,059 for fiscal year ended December 31, 2015 compared to a gross profit of $307,217 for fiscal year ended December 31, 2014. During fiscal year ended December 31, 2015, the prevailing trend of decreasing cost of goods sold was due to a decrease in the security-related products ordered by government agencies and due to the decrease in associated costs related to the components of our security-related products, which is based on general overall economic factors. The gross profit percentage on our non-warranty revenue, which is a measurement of gross profit as a percent of sales of products, installations and related revenue, increased during fiscal year ended December 31, 2015 as compared to fiscal year ended December 31, 2014.

During fiscal year ended December 31, 2015, we incurred operating expenses of $541,444 compared to $1,623,642 incurred during fiscal year ended December 31, 2014 (a decrease of $1,082,198). These operating expenses incurred during fiscal year ended December 31, 2015 consisted of: (i) general and administrative expenses of $130,901 (2014: $279,082); (ii) professional fees of $180,020 (2014: $817,237); and (iii) salaries and benefits of $230,523 (2014: $527,323).

Operating expenses incurred during fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014 decreased primarily due to the decrease in professional fees of $637,217.

Thus, our loss from operations during fiscal year ended December 31, 2015 was ($387,385) compared to a loss from operations of ($1,316,425) during fiscal year ended December 31, 2014.

During fiscal year ended December 31, 2015, we realized other expense in the total amount of ($31,414). During fiscal year ended December 31, 2014, we realized other expense in the total amount of ($21,720). The difference being mostly due a gain realized from a renegotiated debt of $9,234.

After deducting other expense, we realized a net loss of ($418,799) or ($0.00) for fiscal year ended December 31, 2015 compared to a net loss of ($1,338,145) or ($0.01) for fiscal year ended December 31, 2014. The weighted average number of shares outstanding was 296,940,184 for fiscal year ended December 31, 2015 compared to 261,754,044 for fiscal year ended December 31, 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2015

As of December 31, 2015, our current assets were $10,780 and our current liabilities were $1,659,742, which resulted in a working capital deficit of $1,648,962. As of December 31, 2015, current assets were comprised of: (i) $2,617 in cash; (ii) $7,075 in accounts receivable (net of allowance for doubtful accounts of $-0-); and (iii) $1,088 in inventory. As of December 31, 2015, current liabilities were comprised of: (i) $398,702 in accounts payable and accrued expenses; (ii) $37,835 in deferred compensation; (iii) $181,809 in accrued and withheld payroll taxes payable; (iv) $95,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $564,703 in loans from stockholders; (vii) $61,095 in notes payable; and (viii) deferred revenue of $94,973.

As of December 31, 2015, our total assets were $15,372 comprised of: (i) $10,780 in current assets; (ii) property and equipment (net) of $2,997; and (iii) $1,595 in deposits. The decrease in total assets during fiscal year ended December 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the substantial decrease in cash and receivables.

As of December 31, 2015, our total liabilities were $1,659,742 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts payable and accrued expenses and loans from stockholders.

Stockholders' deficit increased from ($1,512,321) for fiscal year ended December 31, 2014 to ($1,644,370) for fiscal year ended December 31, 2015.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2015, net cash flows used in operating activities was $121,375 compared to $172,367 for fiscal year ended December 31, 2014. Net cash flows used in operating activities consisted primarily of a net loss of $418,799 (2014: $1,338,145), which was partially adjusted by: (i) $925 (2014: $6,470) in depreciation; (ii) $26,750 (2014: $591,930) in common stock issued for payment of services; (ii) $75,000 (2014: $480,000) in preferred stock issued for services; (iii) $-0- (2015: $-0-) in stock option expense; (iv) $-0- (2014: $-0-) in bad debt; (v) a gain of ($-0-) (2014: ($9,234)) from re-negotiated debt; and (vi) $1,408 (2014: $2,841) in interest expense paid with debt.

Net cash flows used in operating activities was further changed by: (i) a decrease of $19,670 (2014: decrease of $19,679) in accounts receivable; (ii) decrease of $0 (2014: $23,021) in inventory; (iii) decrease $-0- (2014: ($32,889) in pre-paid expenses; (iv) increase of $915 (2014: $54,218) in accounts payable and accrued expenses; (v) increase of $112,270 (2014: an increase of $(13,625) in deferred compensation; (vi) an increase of $7,404 (2014: $3,896) in payroll taxes accrued and withheld; (vii) an increase of $30,000 (2014: $22,500) in accrued interest; and (viii) a increase of $21,805 (2014: ($(48,807)) in deferred revenue.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2015, net cash flows used in investing activities was $-0- compared to $-0- for fiscal year ended December 31, 2014, which related to additions to fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2015, net cash flows provided from financing activities was $110,915 compared to $132,366 for fiscal year ended December 31, 2014. Cash flows from financing activities for the fiscal year ended December 31, 2015 consisted of $-0- in proceeds from sales of common stock and $110,915 in proceeds/payments from stockholders loans, with zero payments on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $418,799 at fiscal year ended December 31, 2015. Our revenues from several product sales have been decreasing and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2016 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to decrease in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $100,000 per month for operations and to facilitate our new business plans.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2016 and we cannot assure the company we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 20136, then we will be required to reduce our expenses and scale back our operations.

Going Concern

The market price of our common stock has fallen below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2016. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2016, then we may be required to further reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firms included explanatory paragraphs in their reports on the accompanying financial statements for December 31, 2015 and 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201, Owings Mills, Maryland with a one year lease ending on August 30, 2017.

Our total current liabilities increased to $1,659,742 at fiscal year ended December 31, 2015 compared to $1,548,964 at fiscal year ended December 31, 2014. As of December 31, 2015, our short and long term notes payable consist of the following:

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum. As of the date of this filing the loan with the bank has been paid in full.	11,095

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of View Systems, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of View Systems, Inc. and Subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and Subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's continuing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

August 3, 2017

STEGMAN
& COMPANY

CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
View Systems, Inc. and Subsidiary
Baltimore, Maryland

We have audited the accompanying consolidated balance sheet of View Systems, Inc. and Subsidiary (the "Company") as of December 31, 2014, and the related consolidated statement of operations, changes in stockholders' deficit, and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and Subsidiary as of December 31,
2014, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Baltimore, Maryland
April 15, 2015

Suite 200, 809 Glen Eagles Court, Baltimore, Maryland 21286 ● 410-823-8000 ● 1-800-686-3883 ● Fax: 410-296-4815 ● www.stegman.com

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014

	2015	2014
ASSETS

Current Assets
Cash	$2,617	$13,077
Accounts receivable	7,075	26,745
Inventory	1,088	1,088

Total current assets	10,780	40,910

Property and Equipment (Net)	2,997	3,922

Other Assets
Deposits	1,595	2,872

Total other assets	1,595	2,872

Total assets	$15,372	$47,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$398,702	$497,787
Deferred compensation	37,835	565
Accrued and withheld payroll taxes payable	181,809	174,405
Accrued interest payable	95,625	65,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	564,703	432,293
Notes payable	61,095	80,121
Deferred revenue	94,973	73,168

Total current liabilities	1,659,742	1,548,964

Long-Term Liabilities
Long-term portion of notes payable	-	11,061

Total liabilities	1,659,742	1,560,025

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 6,089,647	6,090	-
Issued and outstanding 5,489,647	-	5,490
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 312,205,526	312,205	-
Issued and outstanding 280,605,526	-	280,605
Common stock issuable	16,000	16,000
Additional paid in capital	27,389,325	27,134,775
Accumulated deficit	(29,367,990)	(28,949,191)

Total stockholders' deficit	(1,644,370)	(1,512,321)

Total Liabilities and Stockholders' Deficit	$15,372	$47,704

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenues
Products sales and installation	$128,492	$278,310
Revenue from extended warranties	73,895	113,857

Total revenue	202,387	392,167
Cost of sales	48,328	84,950

Gross profit	154,059	307,217

Operating expenses
General and administrative	130,901	279,082
Professional fees	180,020	817,237
Salaries and benefits	230,523	527,323

Total operating expenses	541,444	1,623,642

Loss from operations	(387,385)	(1,316,425)

Other income (expense)
Gain from renegotiated debt	-	9,234
Interest expense	(31,414)	(30,954)

Total other income (expense)	(31,414)	(21,720)

Net loss	$(418,799)	$(1,338,145)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	296,940,184	261,754,044

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

						Additional	Retained
	Preferred		Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)

Balance, january 1, 2014	3,489,647	3,490	222,399,749	222,399	538,720	25,550,331	(27,611,046)

Issuance of prior period issuable stock			22,631,111	22,631	(522,720)	500,089

Common stock issued for services			33,324,666	33,325		558,605

Common stock issued for cash			1,000,000	1,000		24,000

Common stock issued in payment of shareholder loans			750,000	750		14,250

Common stock issued in payment of accounts payable			500,000	500		9,500

Preferred stock issued for services	2,000,000	2,000				478,000

Net loss for the period ended December 31, 2014							(1,338,145)

Balance, December 31, 2014	5,489,647	$5,490	280,605,526	$280,605	$16,000	$27,134,775	$(28,949,191)

Conversion of 1,400,000 shares of preferred to common	(1,400,000)	(1,400)	21,000,000	21,000		(19,600)

Common stock issued in payment of shareholder loans			1,000,000	1,000		9,000

Common stock issued in payment of accounts payable			5,500,000	5,500		94,500

Common stock in payment of services and expenses			4,100,000	4,100		22,650

Preferred stock issued in payment of deferred compensation	1,000,000	1,000				74,000

Preferred stock issued in payment of services	1,000,000	1,000				74,000

Net loss for the year ended December 31, 2015							(418,799)

Balance, December 31, 2015	6,089,647	$6,090	312,205,526	$312,205	$16,000	$27,389,325	$(29,367,990)

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(418,799)	$(1,338,145)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	925	6,470
Common stock issued/issuable in payment of services	26,750	591,930
Preferred stock issued in payment of services	75,000	480,000
(Gain) loss from renegotiated debt	-	(9,234)
Interest expense paid with debt	1,408	2,841

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	19,670	19,679
Inventory	-	23,021
Deposits	1,277
Prepaid expenses	-	32,889

Increase (decrease) in cash from:
Accounts payable and accrued expenses	915	54,218
Deferred compensation	112,270	(13,625)
Accrued and withheld payroll taxes payable	7,404	3,896
Accrued interest payable	30,000	22,500
Deferred revenue	21,805	(48,807)
Net cash used in operating activities	(121,375)	(172,367)

Cash flows from investing activities:
Additions to fixed assets	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	25,000
Proceeds/payments from stockholders loans	110,915	156,984
Principal payments on notes payable	-	(49,618)

Net cash provided by financing activities	110,915	132,366

Increase (decrease) in cash	(10,460)	(40,001)

Cash at beginning of period	13,077	53,078

Cash at end of period	$2,617	$13,077

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2015	2014

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Loans from stockholders paid with common stock	$10,000	$15,000
Accounts payable and accrued expense paid with common stock	$100,000	$10,000
Notes payable paid by shareholder	$28,679	$31,414

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the "Company") designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.  The Company did not have any cash equivalents at December 31, 2014 or 2015.

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the years ended December 31, 2015 and 2014, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of December 31, 2015and 2014the Company's inventory consisted of a number of assembled units as well as unassembled parts of the product.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended December 31, 2015 and 2014 amounted to $925 and $6,470, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2015 and 2014 were $2,175 and $4,952, respectively.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 " Nonmonetary Transactions" which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2015 and 2014 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

        Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2015

Loss from operations which is the amount
that is available to common stockholders	$(418,799)	296,940,184	$(0.00)

Year ended December 31, 2014

Loss from operations which is the amount
that is available to common stockholders	$(1,338,145)	261,754,044	$(0.01)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2015 and 2014, the Company incurred net losses of $418,799 and $1,353,145, respectively and had a working capital deficiency of $1,648,962 at December 31, 2015.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing.  It is management's intention to finance operations during the remainder of 2016 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

    In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

 In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements. The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company's consolidated financial statements on an annual basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

4. NOTES PAYABLE

Notes payable as of December 31, 2015 and December 31, 2014 consists of the following:

	2015	2014

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$11,095	$41,182

Investor An unsecured loan from an investor, payable in monthly installments of $5,000 commencing July 1, 2013 until paid in full.	-

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Chase Equipment loan to finance the purchases of a truck, payable monthly in installments of $533, which include interest at 5.34% per annum.	-
TOTAL	$61,095	$91,182

Less current portion	61,095	80,121

Non-current portion	$-	$11,061

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5. INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $27,915,000 as of December 31, 2015 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards.  As of  the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2014 are as follows:
Effect of net operating loss carry forward	$11,724,000
Less evaluation allowance	(11,724,000)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Year ended
	December 31,	December 31,
	2015	2014
Net loss per financial statements which approximates
net loss per income tax returns	$ (418,799)	$(1,338,145)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(176,000)	(562,000)
Less valuation allowance	176,000	562,000

Net income tax expense (benefit)	$-	$-

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
Based on that evaluation, if it were more than fifty percent (50%) probable that a material amount of income tax would be imposed at the entity level upon examination by the relevant taxing authorities, a liability would be recognized in the accompanying balance sheet along with any interest and penalties that would result from that assessment.  Should any such penalties and interest be incurred, the Company's policy would be to recognize them as operating expenses.
Due to continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

During 2015 the Board of Directors authorized the issuance of an additional 1,000,000 shares of Series A Preferred Stock in payment of deferred and current compensation in the amount of $75,000 and another 1,000,000 shares in payment of  professional services in the amount of $75,000.

7. OPERATING LEASE

The Company leased  a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating  lease which expired in May 2015.  The original base rent was $3,077 per month with a 3% annual rent escalator clause.  Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 3 years.  Minimum annual lease payments over the term of the lease are $19,140 for 2016 and $4,785 for 2017.  Rent expense, was $29,216 and $42,582 for the years ended December 31, 2015 and 2014, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

During 2015 and 2014, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2015 there were 4,100,000 shares of common stock issued in payment of expenses amounting to $26,750.

In addition, 1,000,000 shares were issued in payment of a note payable in the amount of $10,000 and 5,500,000 of shares were issued in payment of accounts payable totaling $100,000.

For the year ended December 31, 2014 there were 33,324,666 shares of common stock issued in payment of expenses amounting to $591,930.

In addition, 500,000 shares of common stock were issued during 2014 in payment of accounts payable of $10,000 and another 750,000 shares of common stock were issued in payment of notes payable of $15,000.

Independent contractors and consultants' expense was based on the estimated value of services rendered or the value of the common stock issued, if more reliably determined.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

               Weighted            Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
                                                              Options                   Price                 Contractual Life           Value

Outstanding at January 1, 2014                    -                           -                                 -                     $      -
Granted                                               10,000,000                  $0.03                             4.14                          -
Exercised                                                      -                            -                                 -                                -
Forfeited                                                       -                            -                                 -                               -
Outstanding at Dec 31, 2014               10,000,000               $0.03                           2.69                  $      -

Exercisable at Dec 31, 2014                10,000,000                $0.03                            2.69                $      -

Outstanding at January 1, 2015           10,000,000             $0.03                             2.69                $      -
Granted                                                         -                            -                                 -                            -
Exercised                                                      -                            -                                 -                            -
Forfeited                                                       -                            -                                 -                            -
Outstanding at Dec 31, 2015               10,000,000              $0.03                            1.69                $      -

Exercisable at Dec 31, 2015                10,000,000                $0.03                            1.69                $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

The 10,000,000 options granted for the year ended December 31, 2015 had a weighted average grant date fair value of $0.03.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $110,915 and $156,984 for the years ended December 31, 2015 and 2014, respectively.  The total balance due on unstructured loans from stockholders amounted to $564,703 and $432,293 at December 31, 2015 and 2014, respectively.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

             As of December 31, 2014 and 2015, 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

11.  CONTINGENT LIABILITY

        Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc.  That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year's salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than's direction.  Mr. Than's current base salary is $120,000 per annum.

12.  SUBSEQUENT EVENT

             On January 14, 2016 a holder of the Series A Preferred Stock opted to exercise the conversion feature of the preferred stock and therefore converted his 500,000 shares of preferred at the prescribed ratio of 15:1 into 7,500,000 shares of Common stock.

    Effective July 31, 2016, the lease at 1900 Lansdowne Road, Baltimore, Maryland was terminated by mutual agreement with the landlord.

   For the year ended December 31, 2016, 7,000,000 shares of common stock were issued for services in the amount of $16,800.

   For the year ended December 31, 2016, 500,000 shares of preferred stock were converted to 7,500,000 shares of common stock.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

STEGMAN & COMPANY AND BOYLE CPA, LLC

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

As of the date of this filing Stegman & Company has declined to continue as our audit firm.  The company has been purchased by a larger audit firm and the larger firm has decided to not continue for reasons which do not relate to any disagreements but because we do not fit the client profile of the new firm.

This decision to engage Boyle CPA, LLC and disengage Stegman & Company was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 1993") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting was not effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2015 and/or December 31, 2014 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	67	Chief Executive Officer, Treasurer and Director	1998

Michael L. Bagnoli	59	Corp. Secretary and Director	1999

Martin Maassen	72	Director	1999

Gunther Than, Director, Treasurer and Chief Executive Officer. Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998. He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technolog. Real View Systems was acquired by View Systems in 1998. Mr. Than is a graduate of the University of Wisconsin.

Michael L. Bagnoli, Secretary and Director. Mr. Bagnoli became a Director in May 1999 and was appointed Secretary in June 2004. He holds degrees as a medical doctor and a dental specialist. Since 1988 he has practiced dentistry in the specialty area of oral and maxillofacial surgery for a physician group in Lafayette, Indiana. In his practice he introduced arthroscopy surgery along with the full scope of arthroplastic and total joint reconstruction. Mr. Bagnoli was founder, CEO and president of a successful medical products company, Biotek, Inc., which was sold in 1994.

Martin Maassen, Director. Mr. Maassen became a Director in May 1999. He formerly served as our Chairman of the Board from April 2000 to September 2002. From September 1995 to the present he was a staff physician at Lafayette Emergency Care, P.C. located in Lafayette, Indiana. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

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

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2015 and 2014. The cash value of Mr. Gunther Than's compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Our limited revenues have prevented our Chief Executive Officer, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $-0- in cash for salary for 2014 and 2013, respectively.

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2015:

Name	Salary	Position
Gunther Than (1)	$120,000	As Chairman of the Board, Director
	$0	As Chief Executive Officer and Chief Financial Officer/Treasurer
Martin Maassen	$0	As Director
Michael Bagnoli	$0	As Secretary and Director

 (1) Mr. Than is reimbursed for his living expenses while out of town from his home. Mr. Than earns an executive salary of $120,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2015	$120,000 (1)	$-0-	$480,000 (3)					$500,000
(Principal Chief Executive Officer, President and Director)	2014	120,000 (2)	$30,000						150,000

Michael Bagnoli	2015	0							0
(Secretary and Director)	2014	0							0

Martin Maassen	2015	0							0
(Director)	2014	0							0

(1) Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.

(3) During fiscal year ended December 31, 2014, we issued 2,000,000 shares of Series A preferred stock valued at $480,000. Of that amount, $150,000 was compensation for 2014 and the balance of $110,000 was for payment of unpaid salary accrued for periods prior to 2014.
Mr. Than also receives reimbursement of motor fuel expense.

Payroll is accrued payable to Mr. Than at the rate of $10,000 per month. Therefore his annual rate of pay is $120,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Gunther Than - Executive Employment Agreement

Mr. Than is our only executive officer and he has a written employment agreement.

On January 1, 2014, our Board of Directors authorized the execution of that certain executive employment agreement (the "Executive Agreement") with our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, Gunther Than (the "Executive"). In accordance with the terms and provisions of the Executive Agreement: (i) the Executive shall provide services and perform all duties typical of the offices held by the Executive; (ii) we shall pay to the Executive a base salary of $10,000 per month, payable in form of cash or shares of our common stock as agreed upon, (ii) we shall pay to the Executive an incentive bonus to be determined by the Board of Directors based upon our performance and the results achieved by the Executive in his job performance; (iii) we shall issue stock options to the Executive to purchase shares of our common stock, such stock options to accrue and vest in accordance with a set schedule to be decided by the Board of Directors; (iv) we shall pay to the Executive a per annum payment of at least 1,600,000 shares of common stock and additionally whatever the Board of Directors may give as a bonus at their discretion in exchange for the non-compete provisions contained therein; and (v) in the event of a change in control of the Board of Directors or a buyout or a takeover or substantial change of management, we shall pay to the Executive a minimum of three years salary plus 4,800,000 shares of S-8 common stock or the equivalent in cash at the Executive's discretion.

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

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2015 and December 31, 2014.

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

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of November 14, 2015 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 326,705,526 shares of common stock outstanding as of November 30, 2015. The percentage of beneficial ownership of preferred stock is based upon 5,589,647 shares of preferred stock outstanding as of November 30, 2014.

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED
Michael L. Bagnoli	Common	12,508,500	(1)	3.8%
40 Redwood Court
Lafayette, Indiana 47905
Martin Maassen	Common	10,829,624	(2)	3.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	20,812,200	(3)	6.3%
1550 Caton Center Drive, Suite E	Preferred	5,089,647		91.1% %
Baltimore, Maryland 21227
Address
All Directors and officers as a group (3 members)	Common	45,507,132		18.59%
	Preferred	5,089,647%		91.1%

(1) Represents 12,507,125 common shares held by Mr. Bagnoli, 500 common shares held by his spouse and 875 common shares held by a trust.

(2) Represents 10,000,249 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(3) Represents 20,812,200 common shares held by Mr. Than and 350,625 common shares held by his spouse.

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders. We have one class of preferred stock, which we named "Series A." Each share of Series A preferred stock has the equivalent of fifteen votes per share of common stock and is entitled to vote on all matters. Accordingly, Mr. Than's preferred stock has the voting rights of, and is convertible into, 61,344,705 common shares in addition to his ownership and voting rights to 22,168,383 common shares.

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

Mr. Burton-Prateley also received a total of 3,500,000 shares of our restricted common stock in May 2009 as partial payment for consulting services rendered to us between 2006 to approximately January 2009. The shares were sold prior to Mr. Burton-Prateley's December 2009 appointment as an officer .

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant. For the annual audit for the year ended December 31, 2014, we engaged the firm of  Stegman & Company. For the annual audit for the year ended December 31, 2015, we engaged the firm of Boyle CPA, LLC.  In March of 2016 Stegman resigned as auditors.  Their firm was acquired by a larger audit firm and we did not fit their profile as a client.  There we no disagreements relating to their work or the financials.

	2015	2014
Audit fees	$10,000	$36,000
Audit related fees	0	750
Tax fees	0	0
All other fees	0	0

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
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	August 3, 2017
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	August 3, 2017
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	August 3, 2017
Martin J. Maassen