Form 10-Q
period 2016-03-31
VIEW SYSTEMS INC
filed 2017-08-03
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30178

VIEW SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Colorado	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Park Center Court, Owings Mills, Baltimore, Maryland  21117
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash	$105	$2,617
Accounts receivable	7,075	7,075
Inventory	1,088	1,088

Total current assets	8,268	10,780

Property and Equipment (Net)	2,797	2,997

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$12,660	$15,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$431,723	$405,327
Deferred compensation	67,835	37,835
Accrued and withheld payroll taxes payable	180,469	175,184
Accrued interest payable	103,125	95,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	578,755	564,703
Notes payable	53,454	61,095
Deferred revenue	75,348	94,973

Total current liabilities	1,715,709	1,659,742

Long-Term Liabilities
Long-term portion of notes payable	-	-

Total liabilities	1,715,709	1,659,742

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590
Issued and outstanding 6,089,647	-	6,090
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 312,205,526	-	312,205
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,389,325
Accumulated deficit	(29,443,469)	(29,367,990)

Total stockholders' deficit	(1,703,049)	(1,644,370)

Total Liabilities and Stockholders' Deficit	$12,660	$15,372

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues
Products sales and installation	$4,990	$56,802
Revenue from extended warranties	19,625	16,188

Total revenue	24,615	72,990
Cost of sales	734	33,780

Gross profit	23,881	39,210

Operating expenses
General and administrative	12,504	32,504
Professional fees	5,000	30,040
Salaries and benefits	55,668	53,779

Total operating expenses	73,172	116,323

Loss from operations	(49,291)	(77,113)

Other income (expense)
Interest expense	(26,188)	(8,025)

Total other income (expense)	(26,188)	(8,025)

Net loss	$(75,479)	$(85,138)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	321,329,122	285,038,859

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(75,479)	$(85,138)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	200	250
Common stock issued/issuable in payment of services	-	-
Common stock issued in payment of interest expense	16,800	-
Interest expense paid with debt	-	519

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	(32,445)
Inventories	-	-

Increase (decrease) in cash from:
Accounts payable and accrued expenses	26,396	22,428
Deferred compensation	30,000	29,700
Payroll taxes accrued and withheld	5,285	349
Accrued interest	7,500	7,500
Deferred revenue	(19,625)	(38)
Net cash used in operating activities	(8,923)	(56,875)

Cash flows from financing activities:
Proceeds/payments from stockholders loans	14,052	62,742
Principal payments on notes payable	(7,641)	(7,355)

Net cash provided by financing activities	6,411	55,387

Decrease in cash	(2,512)	(1,488)

Cash at beginning of period	2,617	13,077

Cash at end of period	$105	$11,589

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
	2016	2015

Cash paid for:
Interest	$-	$525

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Interest expense paid with common stock	$16,800	$-
Notes payable paid by shareholder	$7,642	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less
Accounts Receivable

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

The Company recognized bad debt expense of $0 and $0 for the periods ended March 31, 2016 and 2015, respectively.  Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended March 31, 2016 and 2015, respectively.

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of March 31, 2016 and December 31, 2015 the Company's inventory consisted of unassembled parts of the product.

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

Equipment 5-10 years
Software tools 5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended March 31, 2016 and 2015 amounted to $200 and $250, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2016 and 2015 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended March 31, 2016

Loss from operations which is the amount
that is available to common stockholders	$(75,479)	321,329,122	$(0.00)

Period ended March 31, 2015

Loss from operations which is the amount
that is available to common stockholders	$(85,138)	285,038,859	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended March 31, 2016 and 2015, the Company incurred net losses of $73,823 and $85,138, respectively, and has a working capital deficiency of $1,707,441 at June 30, 2016.  In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations and has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.  In addition, during 2016 and 2015, the Company implemented marketing and information strategies to increase public awareness of its products and thereby sales.  It has established new international markets which it believes will be the source for sales growth in the very near future.  It also was able to reduce the per-unit cost of manufacturing its products.  Additionally, the Company has increased the efficiency of its processes and focused its development efforts on products that appear to have greater sales potential.

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
In May 2014, the FASB issued guidance on the recognition of revenues which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets and statement of operations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of March 31, 2016 and December 31, 2015 consists of the following:

	2016	2015

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan is due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$3.454	$11,095

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$53,454	$61,095

Less current portion	53,454	61,095

Non-current portion	$-	$___ _-

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

During 2015 an owner of preferred stock elected to convert 1,400,000 shares of his preferred stock into 21,000,000 shares of the Company's common stock.

During 2016 an owner of preferred stock elected to convert 500,000 shares of preferred stock into 7,500,000 shares of the Company's common stock.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

The Company leased 3,600 sq. ft. of office and warehouse space at 1550 Caton Center Drive, Suites D and E, Baltimore, Maryland, under a non-cancellable operating lease which expires in May 2015.  The original base rent was $3,077 per month with a 3% annual rent escalator clause. The  monthly rent was $3,464. Rent expense, which includes the Caton Center property as well as some other short-term leases, was $3,678 and $10,648 for the periods ended March 31, 2016 and 2015, respectively.

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

During 2016,  the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the three months ended March 31, 2016 there were 7,000,000 shares of common stock issued in payment of interest expense amounting to $16,800.

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

            Weighted            Weighted Average     Aggregate
                                                                 Number of       Average Exercise           Remaining                Intrinsic
                                                                   Options                   Price                 Contractual Life             Value

Outstanding at Dec 31, 2015               10,000,000                 $0.03                        2.69                   $      -
Granted                                                         -                            -                                 -                               -
Exercised                                                      -                            -                                 -                               -
Forfeited                                                       -                            -                                 -                               -
Outstanding at March 31, 2016           10,000,000                 $0.03                       2.33                   $      -

Exercisable at March 31, 2016            10,000,000                 $0.03                         2.33                   $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $14,052 and $62,742 for the periods ended March 31, 2016 and 2015, respectively.  The total balance due on unstructured loans from stockholders amounted to $578,755 as of March 31, 2016 and $564,703 at December 31, 2015.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

          As of March 31, 2016 and December 31, 2015 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended March 31, 2016 and March 31, 2015 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview
View Systems, Inc. has developed, produced and marketed computer software and hardware systems for security and surveillance applications. In 1998 digital video recorder technology was our first developed product and we enhanced this product line by developing interfaces with other various technologies, such as facial recognition, access control cards and control devices such as magnetic locks, alarms and other common security devices. In 2003 we sold this product to various commercial entities including schools, restaurants, night clubs, car washers and car dealers (license plate recognition was incorporated into these types of installations), ranches and gas stations. In these installations, we integrated the digital video recorded technology with other electronic devices, and we gained knowledge of the security needs of a wide range of businesses.

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan. We have penetrated four major market segments for this product: correctional facilities, judicial facilities, probation offices and federal facilities in the Mid-Atlantic States, the West Coast and the South. In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder. The markets for these units are first responder units for agencies such as the National Guard, Coast Guard, Army, state law enforcement agencies, and fire departments. Both of these technologies were licensed from the U.S. Department of Energy's Idaho National Engineering Laboratory ("INEL"). Until 2005 we assembled all of our products in-house.

Historically, the Company relied upon exclusive technology licensing agreements with federal departments to license and distribute the ViewScan technology. In anticipation of the expiration of federal licenses, we developed propriety components and made sufficient engineering design changes to the ViewScan product to lower production costs and to accommodate the price points required by competitive pressures. By redesigning the ViewScan, we have offset the impact of the expiration of our license agreements and continued to capitalize on our technological  advantages we had in the markets we had entered.  Unfortunately, the rising costs of manufacturing equipment and the large quantities required to become cost competitive has forced us to quit manufacturing our own products.

Our strategy for 2016 for ViewScan is to continue our extended warranty offerings and service provisions to the various installations we have.

In the short term, management continues to raise funds by providing parts and repair service work to our current installations. Then, the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance new types of businesses. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

Products and Services

Our current principal products and services have included:

ViewScan Concealed Weapons Detection System
ViewScan, which has also been sold under the name "Secure Scan", is a walk-through concealed weapons detector which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons. This walk-through portal is controlled by a master processing board and a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected locations of the concealed weapon(s) to be displayed and stored electronically.

3D Facial Recognition Technology

We no longer offer facial recognition as an adjunct to our core product since we no longer manufacture the ViewScan.  In general, available facial recognition technology has been developed to a sophistication level with data base requirements that we cannot currently fund.

Multi-Mission Mobil Video
The development of the extremely low costs of overseas manufacturing of this type of product and its components has not allowed us to compete profitably.  We have discontinued this product line and will no longer report on it.

ViewMaxx Digital Video System
The development of the extremely low costs of overseas manufacturing of this type of product and its components has not allowed us to compete profitably.  We have discontinued this product line and will no longer report on it.

The MINI
The MINI (Mobile Intelligent Network Informer) is a portable, wireless watchdog communication device that checks for intrusion into uninhabited areas such as foreclosed houses, storage spaces and vacation homes.  The development of the extremely low costs of overseas manufacturing of this type of product and its components has not allowed us to compete profitably.  We have discontinued this product line and will no longer report on it.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2016 and March 31, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2015.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three ended March 31,
	2016	2015
Revenues, net	$24,615	$72,990
Cost of sales	734	33,780
Gross profit (loss)	23,881	39,210
Total operating expenses	73,172	116,323
Profit (Loss) from operations	(42,291)	(77,113)
Total other income (expense)	(26,188)	(8,025)
Net income (loss)	(75,479)	(85,138)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2016 Compared to Three Month Period Ended March 31, 2015.

Our net loss for the three month period ended March 31, 2016 was ($75,479) compared to a net loss of ($85,138) during the three month period ended March 31, 2015 (a decrease in net loss of $9,659). We generated net revenues of $24,615 during the three month period ended March 31, 2016 compared to $72,990 during the three month period ended March 31, 2015 (a decrease in net revenue of $48,375). Revenue is considered earned when the product is shipped to the customer. The concealed weapons system each require installation and training. Training and service is a revenue source separate and apart from the sale of the product.  Generally, revenue is recognized at the completion of the installation and training. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.
We have experienced a decrease in sales of our products which resulted in decreased revenues for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015. We believe the decreased revenue is the result of the cessation of the manufacturing of our product as we continue to receive purchase orders.

Cost of goods sold decreased during the three month period ended March 31, 2016 to $734 from $33,780 incurred during the three month period ended March 31, 2015, resulting in a gross profit of $23,881 for the three month period ended March 31, 2016 compared to a gross profit of $39,210 for the three month period ended March 31, 2015. During the three month period ended March 31, 2016, the declining cost of goods sold was due to our cessation of product manufacturing and reduction of inventory of finished product.
During the three month period ended March 31, 2016, we incurred operating expenses of $73,172 compared to $116,323 incurred during the three month period ended March 31, 2015 (a decrease of $43,151). These operating expenses incurred during the three month period ended March 31, 2016 consisted of: (i) general and administrative of $12,504 (2015: $32,504); (ii) professional fees of $5,000 (2015: $30,040); and (iii) salaries and benefits of $55,668 (2015: $53,779).
Operating expenses incurred during the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015 decreased primarily due to the decrease in professional fees and general and administrative expenses of $45,040.
Our net operating loss during the three month period ended March 31, 2016 was ($49,291) compared to a net operating loss of ($77,113) during the three month period ended March 31, 2015.
During the three month period ended March 31, 2016, interest expense in the amount of ($26,188) (2015: ($8,025) was incurred. The increase in interest expense was due to interest paid on a loan from stockholder.
After deducting other expense, we realized a net loss of ($75,479) or ($0.00) for the three month period ended March 31, 2016 compared to a net loss of ($85,138) or ($0.00) for the three month period ended March 31, 2015.
The weighted average number of shares outstanding was 321,329,122 for the three month period ended March 31, 2016 compared to 285,038,859 for the three month period ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2016

As at the three month period ended March 31, 2016, our current assets were $8,268 and our current liabilities were $1,715,709, which resulted in a working capital deficit of $1,707,441. As at the three month period ended March 31, 2016, current assets were comprised of: (i) $105 in cash; (ii) $7,075 in accounts receivable (net of allowance of $1,000); and (iii) $1,088 in inventory.

As at the three month period ended March 31, 2016, current liabilities were comprised of: (i) $431,723 in accounts payable and accrued expenses; (ii) $67,835 in deferred compensation; (iii) $180,469 in accrued and withheld payroll taxes payable; (iv) $103,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $578,755 in loans from stockholders; (vii) $53,454 in notes payable; and (viii) deferred revenue of $75,348.

As of March 31, 2016 our total assets were $12,660 comprised of: (i) $8,268 in current assets; (ii) property and equipment (net) of $2,797; and (iii) $1,595 in deposits. The decrease in total assets during the three month period from fiscal year ended December 31, 2015 was primarily due to the decrease in cash.

As of March 31, 2016 our total liabilities were $1,715,709 comprised of: (i) $1,715,709 in current liabilities; and (ii) $0 in long term portion of notes payable.
Stockholders' deficit increased from ($1,644,370) for fiscal year ended December 31, 2015 to ($1,703,049) for the three month period ended March 31, 2016.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2016, net cash flows used in operating activities was ($8,923) compared to net cash flows used in operating activities of ($56,875) for the three month period ended March 31, 2015.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2016 and March 31, 2015, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2016, net cash flows provided from financing activities was $6,411 compared to $55,387 for the three month period ended March 31, 2015. Cash flows from financing activities for the three month period ended March 31, 2016 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $14,052 in loans received from stockholders, which was offset by ($7,641) in principal payment on notes payable.

Cash flows from financing activities for the three month period ended March 31, 2015 consisted of $0 in proceeds from sales of common stock, $62,742 in loans from shareholders, which was offset by ($7,355) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $75,479 at March 31, 2016 and $85,138 at March 31, 2015.  We had insufficient funds to deliver our backlog in the last half of 2015 through the present. Our revenues from product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push sales and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

Our Board of Directors has decided to broaden our perspective and add additional business related or unrelated to the current security product market.  Two of our directors are physicians and both have investigated the Erectile Dysfunction market.  Our Board of Directors has decided to pursue the Erectile Dysfunction Medical market.

According to Pew Research, 10,000 Baby Boomers turn 65 every day, of which 49% are men. This ensures that we will have an expanding pool of prospective clients, and thus make possible the exponential growth of patients each year until 2030.  We have announced on January 6th the acquisition of a company called Y.M. Advantage, Inc.  This company is a private entity engaged in the acquisition, development and management of medical clinics specializing in boutique procedures such as treatment for erectile dysfunction, hair restoration and a variety of specialized men's health therapeutic procedures.  The current US market estimates for erectile dysfunction therapies is upwards of $6 Billion.

The business strategy will be to establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction, including erectile dysfunction, testosterone replacement therapy, and premature ejaculation. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Effective July 31, 2016, the lease at 1900 Lansdowne Road, Baltimore Maryland was terminated by mutual agreement with the landlord.

Our total current liabilities increased to $1,715,709 at the three month period ended March 31, 2016 compared to $1,659,742 at fiscal year ended December 31, 2015. As of March 31, 2016, our short and long term notes payable consist of the following:

●
We had a term loan arranged for and secured by our Director Dr. Bagnoli in the amount of $200,000 of which the outstanding balance is $(3,454). Interest is payable monthly at 5.0% per annum and the loan is due during 2016. The line of credit was used to purchase inventory and equipment for our fiber optics business.

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

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2015, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2016, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report .

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: August 3, 2017	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)