Form 10-Q
period 2016-06-30
VIEW SYSTEMS INC
filed 2017-08-04
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
FOR THE PERIOD ENDED JUNE 30, 2016

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2016	2015

Current Assets
Cash	$105	$2,617
Accounts receivable	12,734	7,075
Inventory	1,088	1,088
Prepaid expenses	-	-

Total current assets	13,927	10,780

Property and Equipment (Net)	2,597	2,997

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$18,119	$15,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$429,826	$405,327
Deferred compensation	97,835	37,835
Accrued and withheld payroll taxes payable	182,125	175,184
Accrued interest payable	110,625	95,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	591,208	564,703
Notes payable	50,000	61,095
Deferred revenue	62,998	94,973

Total current liabilities	1,749,617	1,659,742

Non-current Liabilities
Notes payable (non-current portion)	-	-

Total liabilities	1,749,617	1,659,742

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590
Issued and outstanding 6,089,647	-	6,090
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 312,205,526	-	312,205
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,389,325
Accumulated deficit	(29,471,918)	(29,367,990)

Total stockholders' deficit	(1,731,498)	(1,644,370)

Total liabilities and stockholders' deficit	$18,119	$15,372

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Product sales and Installation	$575	$35,086	$5,565	$91,887
Extended warranties	18,950	16,513	38,575	32,702

Total revenue	19,525	51,599	44,140	124,589

Cost of sales	-	9,207	734	42,988

Gross profit	19,525	42,392	43,406	81,601

Operating expenses
General and administrative	10,351	61,478	22,855	93,982
Professional fees	-	111,585	5,000	141,625
Salaries and benefits	28,367	55,604	84,035	109,383

Total operating expenses	38,718	228,667	111,890	344,990

Loss from operations	(19,193)	(186,275)	(68,484)	(263,389)

Other Income (expense)
Interest expense	(9,256)	(7,761)	(35,444)	(15,785)

Total other income (expense)	(9,256)	(7,761)	(35,444)	(15,785)

Net loss	$(28,449)	$(194,036)	$(103,928)	$(279,174)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	319,679,601	277,642,342	326,705,526	281,320,168

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(103,928)	$(279,174)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	400	500
Common stock issued in payment of interest expense	16,800	-
Common stock issued in payment of services	-	26,750
Preferred stock issued in payment of services	-	37,500
Interest expense paid with debt	-	779

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(5,659)	(2,194)
Deposits	-	1,277

Increase (decrease) in cash from:
Accounts payable	24,499	51,170
Deferred compensation	60,000	58,591
Accrued interest	15,000	15,000
Payroll taxes accrued and withheld	6,941	342
Deferred revenue	(31,975)	(5,152)

Net cash used in operating activities	(17,922)	(94,611)

Cash flows from financing activities:
Principal payments on notes payable	(11,095)	-
Loans to/from stockholders	26,505	102,316

Net cash provided by financing activities	15,410	102,316

Increase in cash	(2,512)	7,705

Cash at beginning of period	2,617	13,077

Cash at end of period	$105	$20,782
The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2016	2015

Non cash investing and financing activities:

Interest expense paid with common stock	$16,800	$-
Loans from stockholders repaid with common stock	$-	$10,000
Deferred compensation paid with preferred stock	$-	$37,500
Accounts payable paid with common stock	$-	$100,000
Notes payable paid by shareholders	$11,095	$14,968
Issuance of common stock issuable	$-	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC.and SUBSIDIARIES
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

The Company recognized bad debt expense of $0 and $0 for the periods ended June 30, 2016 and 2015, respectively.  Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended June 30, 2016 and 2015, respectively.

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of June 30, 2016 and December 31, 2015 the Company's inventory consisted of  unassembled parts of the product.

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

Equipment 5-10 years
Software tools 5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2016 and 2015 amounted to $400 and $500, respectively.

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

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions.  The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2010.  TheCompany policy is to recognize interest related to unrecognized tax benefits as income tax expense.  The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2016 and 2015 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2016

Loss from operations which is the amount
that is available to common stockholders	$(103,928)	326,705,526	$(0.00)

Period ended June 30, 2015

Loss from operations which is the amount
that is available to common stockholders	$(279,174)	281,320,168	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended June 30, 2016 and 2015, the Company incurred net losses of $103,928 and $279,174, respectively, and has a working capital deficiency of $1,735,690 at June 30, 2016..  In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of June 30, 2016 and December 31, 2015 consists of the following:

	2016	2015

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan was due in full on May 18, 2016 and interest accrues monthly at 5.0% per annum.	$-	$11,095

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$50,000	$61,095

Less current portion	50,000	61,095

Non-current portion	$-	$-

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $27,915,000 as of December 31, 2015 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards.  As of  the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.  Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.Due to continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

The Company leased  a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating  lease which expired in May 2015.  The original base rent was $3,077 per month with a 3% annual rent escalator clause.  Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 3 years.  Minimum annual lease payments over the term of the lease are $19,140 for 2016 and $4,785 for 2017.  Rent expense incurred under these leases was $8,918 and $20,593 for the periods ended June 30, 2016 and 2015, respectively.

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

During the periods ended June 30, 2016 and 2015 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the six month period ended June 30, 2016 the Board authorized the issuance of 7,000,000 shares of common stock in payment of interest expense amounting to $16,800.

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

               Weighted            Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
Options Price                                                                                                Contractual  Life           Value

Outstanding at Dec 31, 2015              10,000,000                 $0.03                          2.69                   $     -
Granted                                                         -                             -                                 -                           -
Exercised                                                      -                             -                                 -                           -
Forfeited                                                       -                             -                                 -                           -
Outstanding at June 30, 2016             10,000,000                 $0.03                           2.00                 $      -

Exercisable at June 30, 2016                10,000,000                 $0.03                           2.00                 $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                 5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $26,505 and $102,316 for the periods ended June 30, 2016 and 2015, respectively.  The total balance due on unstructured loans from stockholders amounted to $591,208 as of June 30, 2016 and $564,703 at December 31, 2015.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

              As of June 30, 2016 and December 31, 2015 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six-month period ended June 30, 2016 and June 30, 2015 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the six months ended June 30, 2016 and June 30, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2015.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six months ended June 30,
	2016	2015
Revenues, net	$44,140	$124,589
Cost of sales	734	42,988
Gross profit (loss)	43,406	81,601
Total operating expenses	111,890	344,990
Profit (Loss) from operations	(68,484)	(263,389)
Total other income (expense)	(35,444)	(15,785)
Net income (loss)	(103,928)	(279,174)
Net income (loss) per share	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2016 Compared to Six Month Period Ended June 30, 2015.

Our net loss for the six month period ended June, 30 2016 was ($103,928) compared to a net loss of ($279,174) during the six month period ended June 30, 2015 (a decrease in net loss of $175,246). We generated net revenues of $44,140 during the six month period ended June 30, 2016 compared to $124,589 during the six month period ended June 30, 2015 (a decrease in net revenue of $80,449). Revenue is considered earned when the product is shipped to the customer. The concealed weapons system each require installation and training. Training and service is a revenue source separate and apart from the sale of the product.  Generally, revenue is recognized at the completion of the installation and training. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.
We have experienced a decrease in sales of our products which resulted in decreased revenues for the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015. We believe the decreased revenue is the result of the cessation of the manufacturing of our product.
Cost of goods sold decreased during the six month period ended June 30, 2016 to $734 from $42,988 incurred during the six month period ended June 30, 2015, resulting in a gross profit of $43,406 for the six month period ended June 30, 2016 compared to a gross profit of $81,601 for the six month period ended June 30, 2015. During the six month period ended June 30, 2016, the declining cost of goods sold was due to our cessation of product manufacturing and reduction of inventory of finished product.
During the six month period ended June 30, 2016, we incurred operating expenses of $111,890 compared to $344,990 incurred during the six month period ended June 30, 2015 (a decrease of $233,100). These operating expenses incurred during the six month period ended June 30, 2016 consisted of: (i) general and administrative of $22,855 (2015: $93,982); (ii) professional fees of $5,000 (2015: $141,625); and (iii) salaries and benefits of $84,035 (2015: $109,383).
Operating expenses incurred during the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 decreased primarily due to the decrease in professional fees and general and administrative expenses of $207,752.
Our net operating loss during the six month period ended June 30, 2016 was ($103,928) compared to a net operating loss of ($279,174) during the six month period ended June 30, 2015.
During the six month period ended June 30, 2016, interest expense in the amount of ($35,444) (2015: ($15,785) was incurred. The increase in interest expense was due to interest paid on a loan from stockholder.

The weighted average number of shares outstanding was 326,705,526 for the six month period ended June 30, 2016 compared to 281,320,168 for the six month period ended June 30, 2015.
Three Month Period Ended June 30, 2016 Compared to Three Month Period Ended June 30, 2015.

Our net loss for the three month period ended June 30, 2016 was ($28,449) compared to a net loss of ($194,036) during the three month period ended June 30, 2015, a decrease in net loss of ($165,587). We generated net revenues of $19,525 during the three month period ended June 30, 2016 compared to $51,599 during the three month period ended June 30, 2015 (a decrease in net revenue of ($32,074)). During the three month period ended June 30, 2016, revenue consisted of: (i) $575 (2015: $35,086) in View Scan product sales and installation; and (ii) $18,950 (2014: $16,513) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a increase in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015. The decline in total revenues was due to a decline in the demand for our security products.

Cost of goods sold decreased during the three month period ended June 30, 2016 to $(0) from $9,207 incurred during the three month period ended June 30, 2015 resulting in a gross profit of $19,525 for the three month period ended June 30, 2016 compared to a gross profit of $42,392 for the three month period ended June 30, 2015. During the three month period ended June 30, 2016, the prevailing trend of decreasing cost of goods sold was due to a decrease in sales of the View Scan security product and an increase of warranties or service contracts sold.

During the three month period ended June 30, 2016, we incurred operating expenses of $38,718 compared to $228,667 incurred during the three month period ended June 30, 2015 (a decrease of $189,949). These operating expenses incurred during the three month period ended June 30, 2016 consisted of: (i) general and administrative of $10,351 (2015: $61,478); (ii) professional fees of $(0) (2015: $111,585); and (iii) salaries and benefits of $28,367 (2015: $55,604).

Operating expenses incurred during the three month period ended June 30, 2016 substantially decreased compared to the three month period ended June 30, 2015 primarily due to a decrease in professional fees of $111,585, a decrease in general and administrative of $51,127, and a decrease in salaries and benefits of $27,237.

Our loss from operations during the three month period ended June 30, 2016 was ($19,193) compared to a loss from operations of ($186,275) during the three month period ended June 30, 2015.

During the three month period ended June 30, 2016, we incurred other expenses in the form of interest expense of $9,256 (2015: $7,761).

After deducting other expense, we realized a net loss of ($28,449) for the three month period ended June 30, 2016 compared to a net loss of ($194,036 ) for the three month period ended June 30, 2015. The weighted average number of shares outstanding was 319,679,601 for the three month period ended June 30, 2016 compared to 277,642,342 for the three month period ended June 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2016

As at the six month period ended June 30, 2016, our current assets were $13,927 and our current liabilities were $1,749,617, which resulted in a working capital deficit of $1,735,690. As at the six month period ended June 30, 2016, current assets were comprised of: (i) $105 in cash; (ii) $12,734 in accounts receivable (net of allowance of $1,000); and (iii) $1,088 in inventory.

As at the six month period ended June 30, 2016, current liabilities were comprised of: (i) $429,826 in accounts payable and accrued expenses; (ii) $97,835 in deferred compensation; (iii) $182,125 in accrued and withheld payroll taxes payable; (iv) $110,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $591,208 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $62,998.

As of June 30, 2016, our total assets were $18,119 comprised of: (i) $13,927 in current assets; (ii) property and equipment (net) of $2,597; and (iii) $1,595 in deposits. The increase in total assets during the six month period from fiscal year ended December 31, 2015 was primarily due to the increase in receivables.

As of June 30, 2016, our total liabilities were $1,749,617 comprised of: (i) $1,749,617 in current liabilities; and (ii) $0 in long term portion of notes payable.
Stockholders' deficit increased from ($1,644,370) for fiscal year ended December 31, 2015 to ($1,731,498) for the six month period ended June 30, 2016.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2016, net cash flows used in operating activities was ($17,922) compared to net cash flows used in operating activities of ($94,611) for the six month period ended June 30, 2015.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2016 and June 30, 2015, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2016, net cash flows provided from financing activities was $15,410 compared to $102,316 for the six month period ended June 30, 2015. Cash flows from financing activities for the six month period ended June 30, 2016 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $26,505 in loans received from stockholders, which was offset by ($11,095) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past three fiscal years and had a net loss of $103,928 at June 30, 2016 and $279,174 at June 30, 2015. We had insufficient funds to deliver our backlog in the last half of 2015 through the present. Our revenues from product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

Our relationship with Y.M. Advantage has been strained by certain of their activities and promises unfulfilled by the personnel operating the Y. M. Advantage company.  We have divested ourselves of all material, files and severed communications with them as outlined in an 8K filed on May 18, 2016.
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

Our total current liabilities increased to $1,749,617 at the six month period ended June 30, 2016 compared to $1,659,742 at fiscal year ended December 31, 2015. As of June 30, 2016, our short and long term notes payable consist of the following:

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

CRITICAL ACCOUNTING POLICIES
Customers can purchase service contracts or extended warranties, which provide for replacement or repair of installed units beyond the period provided by the unconditional warranty. Service contracts can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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