Form 10-Q
period 2016-09-30
VIEW SYSTEMS INC
filed 2017-08-04
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2016	2015

Current Assets
Cash	$104	$2,617
Accounts receivable	6,109	7,075
Inventory	1,088	1,088
Prepaid expenses	-	-

Total current assets	7,301	10,780

Property and Equipment (Net)	2,397	2,997

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$11,293	$15,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$431,358	$405,327
Deferred compensation	123,048	37,835
Accrued and withheld payroll taxes payable	183,781	175,184
Accrued interest payable	118,125	95,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	591,208	564,703
Notes payable	50,000	61,095
Deferred revenue	69,523	94,973

Total current liabilities	1,792,043	1,659,742

Non-current Liabilities
Notes payable (non-current portion)	-	-

Total liabilities	1,792,043	1,659,742

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590
Issued and outstanding 6,089,647	-	6,090
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 312,205,526	-	312,205
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,389,325
Accumulated deficit	(29,521,170)	(29,367,990)

Total stockholders' deficit	(1,780,750)	(1,644,370)

Total liabilities and stockholders' deficit	$11,293	$15,372

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Product sales and Installation	$2,005	$593	$7,570	$92,480
Extended warranties	5,175	21,214	43,750	53,916

Total revenue	7,180	21,807	51,320	146,396

Cost of sales	(21)	3,996	713	46,984

Gross profit	7,201	17,811	50,607	99,412

Operating expenses
General and administrative	18,036	11,286	40,891	105,268
Professional fees	-	38,194	5,000	179,820
Salaries and benefits	29,261	62,549	113,296	171,931

Total operating expenses	47,297	112,029	159,187	457,019

Loss from operations	(40,096)	(94,218)	(108,580)	(357,607)

Other Income (expense)
Interest expense	(10,812)	(7,897)	(44,600)	(23,682)

Total other income (expense)	(10,812)	(7,897)	(44,600)	(23,682)

Net loss	$(50,908)	$(102,115)	$(153,180)	$(381,289)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	326,705,526	312,305,526	322,574,464	301,736,478

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(153,180)	$(381,289)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	600	750
Common stock issued in payment of interest expense	16,800	-
Common stock issued in payment of services	-	26,750
Preferred stock issued in payment of services	-	75,000
Interest expense paid with debt	-	1,176

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	966	(8,518)
Deposits	-	1,277

Increase (decrease) in cash from:
Accounts payable	26,031	24,011
Deferred compensation	85,213	87,552
Accrued interest	22,500	22,500
Payroll taxes accrued and withheld	8,598	2,183
Deferred revenue	(25,450)	34,585

Net cash used in operating activities	(17,922)	(114,023)

Cash flows from financing activities:
Principal payments on notes payable	(11,095)	-
Loans to/from stockholders	26,505	104,166

Net cash provided by financing activities	15,410	104,166

Decrease in cash	(2,512)	(9,857)

Cash at beginning of period	2,617	13,077

Cash at end of period	$105	$3,220

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2016	2015

Non cash investing and financing activities:

Interest expense paid with common stock	$16,800	$-
Loans from stockholders repaid with common stock	$-	$10,000
Deferred compensation paid with preferred stock	$-	$75,000
Accounts payable paid with common stock	$-	$100,000
Notes payable paid by shareholders	$11,095	$22,445
Issuance of common stock issuable	$-	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

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

The Company recognized bad debt expense of $0 and $0 for the periods ended September 30, 2016 and 2015, respectively.  Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended September 30, 2016 and 2015, respectively.

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of September 30, 2016 and December 31, 2015 the Company's inventory consisted of unassembled parts of the product.

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

Equipment 5-10 years
Software tools 5 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2016 and 2015 amounted to $600 and $750, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2016 and 2015 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended September 30, 2016

Loss from operations which is the amount
that is available to common stockholders	$(153,180)	322,757,464	$(0.00)

Period ended September 30, 2015

Loss from operations which is the amount
that is available to common stockholders	$(381,289)	291,762,120	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2016 and 2015, the Company incurred net losses of $153,180 and $381,289, respectively, and has a working capital deficiency of $1,784,742 at September 30, 2016..  In addition, certain notes payable have come due and the note holders are demanding payment.

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

Notes payable as of September 30, 2016 and December 31, 2015 consists of the following:

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

The Company leased  a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating  lease which expired in May 2015.  The original base rent was $3,077 per month with a 3% annual rent escalator clause.  Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 3 years.  Minimum annual lease payments over the term of the lease are $19,140 for 2016 and $4,785 for 2017.  Rent expense incurred under these leases was $12,485 and $24,078 for the periods ended September 30, 2016 and 2015, respectively.

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

During the periods ended September 30, 2016 and 2015 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the nine month period ended September 30, 2016 the Board authorized the issuance of 7,000,000 shares of common stock in payment of interest expense amounting to $16,800.

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

               Weighted            Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
Options Price                                                                                                Contractual  Life           Value

Outstanding at Dec 31, 2015              10,000,000                 $0.03                          2.69                  $     -
Granted                                                         -                             -                                 -                             -
Exercised                                                      -                             -                                 -                             -
Forfeited                                                       -                             -                                 -                             -
Outstanding at Sept 30, 2016             10,000,000                 $0.03                           1.67                $      -

Exercisable at Sept 30, 2016              10,000,000                 $0.03                           1.67                 $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                 5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $26,505 and $104,166 for the periods ended September 30, 2016 and 2015, respectively.  The total balance due on unstructured loans from stockholders amounted to $591,208 as of September 30, 2016 and $564,703 at December 31, 2015.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

              As of September 30, 2016 and December 31, 2015 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine-month period ended September 30, 2016 and September 30, 2015 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our continuing strategy for 2016 for the ViewScan is to continue our extended warranty offerings and service provisions to the various installations we have.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the nine months ended September 30, 2016 and September 30, 2015 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2015.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine months ended September 30,
	2016	2015
Revenues, net	$51,320	$146,396
Cost of sales	713	46,984
Gross profit (loss)	50,607	99,412
Total operating expenses	159,187	457,019
Profit (Loss) from operations	(108,580)	(357,607)
Total other income (expense)	(44,600)	(23,682)
Net income (loss)	(153,180)	(381,289)
Net income (loss) per share	$(0.00)	$(0.00)

Nine Month Period Ended September 30, 2016 Compared to nine Month Period Ended September 30, 2015.

Our net loss for the nine month period ended September 30, 2016 was ($153,180) compared to a net loss of ($381,289) during the nine month period ended September 30, 2015 (a decrease in net loss of $228,109). We generated net revenues of $51,320 during the nine month period ended September 30, 2016 compared to $146,396 during the nine month period ended September 30, 2015 (a decrease in net revenue of $95,076). Revenue is considered earned when the product is shipped to the customer or service is performed. The concealed weapons system each require installation and training. Training and service is a revenue source separate and apart from the sale of the product.  Generally, revenue is recognized at the completion of the installation and training. We measure backlog as orders for which a purchase order or contract has been signed or a verbal commitment for order or delivery has been made, but which has not yet been shipped and for which revenues have not been recognized.
We have experienced a decrease in sales of our products which resulted in decreased revenues for the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015. The decreased revenue is the result of the cessation of the manufacturing of our product.  Please see previous reports and filings for more detailed discussion.
Cost of goods sold decreased during the nine month period ended September 30, 2016 to $713 from $46,984 incurred during the nine month period ended September 30, 2015, resulting in a gross profit of $50,607 for the nine month period ended September 30, 2016 compared to a gross profit of $99,412 for the nine month period ended September 30, 2015. During the nine month period ended September 30, 2016, the declining cost of goods sold was due to our cessation of product manufacturing and reduction of inventory of repair parts as we used them in repairs.
During the nine month period ended September 30, 2016, we incurred operating expenses of $159,187 compared to $457,019 incurred during the nine month period ended September 30, 2015 (a decrease of $297,832). These operating expenses incurred during the nine month period ended September 30, 2016 consisted of: (i) general and administrative of $40,891 (2015: $105,268); (ii) professional fees of $5,000 (2015: $179,820); and (iii) salaries and benefits of $113,296 (2015: $171,931).
Operating expenses incurred during the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015 decreased due to the general decrease in all expenses including professional fees, general and administrative expenses and salaries and benefits.
Our net operating loss during the nine month period ended September 30, 2016 was ($153,180) compared to a net operating loss of ($381,289) during the nine month period ended September 30, 2015.
The weighted average number of shares outstanding was 322,574,464 for the nine month period ended September 30, 2016 compared to 301,736,478 for the nine month period ended September 30, 2015.

Three Month Period Ended September 30, 2016 Compared to Three Month Period Ended September 30, 2015.

Our net loss for the three-month period ended September 30, 2016 was ($50,908) compared to a net loss of ($102,115) during the three month period ended September 30, 2015 (a decrease in net loss of $51,207). We generated net revenues of $7,180 during the three month period ended September 30, 2016 compared to $21,807 during the three month period ended September 30, 2015 (a decrease in net revenue of $14,627). During the three month period ended September 30, 2016, revenue consisted of: (i) $2,005 (2015: $593) in View Scan product sales and installation; and (ii) $5,175 (2015: $21,214) in extended warranties.

Revenue is generally considered earned when the product is shipped to the customer. The concealed weapons detection system and the digital video system each require installation and training. Training is a revenue source separate and apart from the sale of the product. In those cases revenue is recognized at the completion of the installation and training.

We have experienced a decrease in revenue generally from extended warranties and from a decline in the sale of our products, which resulted in decreased revenues for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015. The decline in decreased revenues was due to a decline in the number of existing warranties associated with a continuing decline in the demand for our security products.

Cost of goods sold decreased during the three month period ended September 30, 2016 to ($21) from $3.996 incurred during the three month period ended September 30, 2015 resulting in a gross profit of $7,201 for the three month period ended September 30, 2016 compared to a gross profit of $17,811 for the three month period ended September 30, 2015. During the three month period ended September 30, 2016, the prevailing trend of decreasing cost of goods sold was due to a decrease in the number of View Scan products sold and associated costs related to the components of our security-related products, which is based on general overall economic factors.

During the three month period ended September 30, 2016, we incurred operating expenses of $47,297 compared to $112,029 incurred during the three month period ended September 30, 2015 (a decrease of $64,732). These operating expenses incurred during the three month period ended September 30, 2016 consisted of: (i) general and administrative of $18,036 (2015: $11,286); (ii) professional fees of $(0) (2015: $38,194); and (iii) salaries and benefits of $29,261 (2015: $62,549).

Operating expenses incurred during the three month period ended September 30, 2016 substantially decreased compared to the three month period ended September 30, 2015 primarily due to a decrease in professional fees of $38,194, an increase in general and administrative of $6,750, and an decrease in salaries and benefits of $33,288.

Our loss from operations during the three-month period ended September 30, 2016 was ($40,096) compared to a loss from operations of ($94,218) during the three month period ended September 30, 2015.

During the three month period ended September 30, 2016, we incurred other expense in the form of interest expense of $10,812 (2015: $7,897).

After deducting other expense, we realized a net loss of ($50,908) for the three month period ended September 30, 2016 compared to a net loss of ($102,115) for the three month period ended September 30, 2015. The weighted average number of shares outstanding was 326,705,526 for the three month period ended September 30, 2016 compared to 312,305,526 for the three month period ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2016

As at the nine month period ended September 30, 2016, our current assets were $7,301 and our current liabilities were $1,792,043, which resulted in a working capital deficit of $1,784,742. As at the nine month period ended September 30, 2016, current assets were comprised of: (i) $104 in cash; (ii) $6,109 in accounts receivable (net of allowance of $1,000); and (iii) $1,088 in inventory.

As at the nine month period ended September 30, 2016, current liabilities were comprised of: (i) $431,358 in accounts payable and accrued expenses; (ii) $123,048 in deferred compensation; (iii) $183,781 in accrued and withheld payroll taxes payable; (iv) $118,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $591,208 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $69,523.

As of September 30, 2016, our total assets were $11,293 comprised of: (i) $7,301 in current assets; (ii) property and equipment (net) of $2,397; and (iii) $1,595 in deposits. The decrease in total assets during the nine month period from fiscal year ended December 31, 2015 was primarily due to the decrease in cash and receivables.

As of September 30, 2016, our total liabilities were $1,792,043 comprised of $1,792,043 in current liabilities.
Stockholders' deficit increased from ($1,644,370) for fiscal year ended December 31, 2015 to ($1,780,750) for the nine month period ended September 30, 2016.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2016, net cash flows used in operating activities was ($17,922) compared to net cash flows used in operating activities of ($114,023) for the nine month period ended September 30, 2015.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2016 and September 30, 2015, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2016, net cash flows provided from financing activities was $15,410 compared to $104,166 for the nine month period ended September 30, 2015. Cash flows from financing activities for the nine month period ended September 30, 2016 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $26,505 in loans received from stockholders, which was offset by ($11,095) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past three fiscal years and had a net loss of $153,180 at September 30, 2016 and $381,289 at September 30, 2015. We had insufficient funds to deliver our backlog in the last half of 2015 through the present. Our revenues from service contracts have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We will continue to push service contracts and control costs.

Our Board of Directors has decided to broaden our business perspective and add medical services and procedures to View System's business unrelated to the current security product market.  Two of our directors are physicians and both have investigated the Erectile Dysfunction market.  Our Board of Directors has decided to pursue the Erectile Dysfunction Medical market.

We have started a medical services company that is engaged in the acquisition, development and management of medical clinics specializing in boutique procedures such as treatment for erectile dysfunction, hair restoration and a variety of specialized men's health therapeutic procedures.  The current US market estimates for erectile dysfunction therapies only is upwards of $6 Billion.

The business strategy will be to establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction, including erectile dysfunction, testosterone replacement therapy, and premature ejaculation. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions which cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.  In addition, other procedures such as hair restoration using Platelet Rich Plasma procedures have successfully treated certain kinds of hair loss can be added to our service and product offerings.

We have leased a medical office space and are populating it with the necessary equipment and appropriate furniture for examinations and medical procedures.  One of our Board of Directors board members is personally taking the responsibilities of Medical Director and has personally invested time and money to establish this venture.  In addition. It is our plan to rejuvenate our registration and raise funds for this new and additional venture through equity offerings.

Going Concern
The market price of our common stock has fallen below the fixed price of our registered stock offering and we will have to resubmit our registration. We cannot assure you that we will be able to obtain financing on favorable terms. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

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

Our total current liabilities increased to $1,792,043 at the nine month period ended September 30, 2016 compared to $1,659,742 at fiscal year ended December 31, 2015. As of September 30, 2016, our short and long term notes payable consist of the following:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of September 30, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our nine month period September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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