Form 10-Q/A
period 2016-09-30
VIEW SYSTEMS INC
filed 2017-08-04
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATION NOTE

The purpose of this Amendment No. 1 to View Systems, Inc. Quarterly Report on Form 10-Q/A for the period ended September 30, 2016 (“Form 10-Q”), initially filed with the Securities and Exchange Commission on August 3, 2016, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

VIEW SYSTEMS, INC.

Date: August 4 , 2017	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

2