Form 10-K
period 2016-12-31
VIEW SYSTEMS INC
filed 2017-08-04
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 4, 2017, was $624,410.17.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 326,705,526 shares of common stock are outstanding as of August 4, 2017.

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

PRODUCTS AND SERVICES

We currently have one main product, namely the concealed weapons detection system. We no longer manufacture the "first responder" system for competition reasons.   Our current principal products and services include:

ViewScan Concealed Weapons Detection System

ViewScan, which is also sold under the name "Secure Scan", is a walk-through concealed weapons detector, which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons.  Today we no longer sell these units except for special orders paid in advance for an average retail price of approximately $9,500 with a one year extended warranty.

OUR REMAINING MARKET

A primary market for our ViewScan portal has been federal and state government courthouses, county and municipal buildings, and correctional facilities. We have installed our ViewScan weapons detection products in a variety of courthouse, federal government and correctional facility situations including the Security and Exchange Commission.  Today we do service and service contracts.

 MANUFACTURING

We no longer manufacture the View Scan product except for larger quantities which are specially ordered.

SALES AND DISTRIBUTION

Even though we get the occasional new order, we no longer solicit sales of View Scans but instead capitalize on the demand for parts and service. Until we a have our new and improved model in production we will service, fix and repair field operating units.

MAJOR CUSTOMERS

New Jersey, Maryland and about 20 other states plus a variety of international concerns IE: Bangladesh

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

EMPLOYEES

As of the date of this Annual Report, we approximately four persons, including two customer service engineers and two office personnel, which includes a doctor. Two persons are part-time and we also contract with two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

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

We have incurred losses for the past two fiscal years, which consist of a net loss of $$418,799 for 2015 and a net loss of $190,619 for 2016. In addition, we had an accumulated deficit of $29,367,990 at December 31, 2015 as compared with $29,558,609 at December 31, 2016. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of $190,619 for fiscal year ended December 31, 2015 and net cash used in operations of $17,933 for the fiscal year ended December 31, 2015. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2016, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm's report accompanying our December 31, 2015 and 2016 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2016 was $190,619 and our net loss for the year ended December 31, 2015 was $418,799. Our accumulated deficit was $29,558,609 at December 31, 2016. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2016. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2015, and December 31, 2016 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $350,000 in additional financing within the next twelve months to develop our sales channels. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $600,000 through an offering of securities.

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

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE SKILLED EMPLOYEES NEEDED TO SUSTAIN AND GROW OUR BUSINESS.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company. Our success also depends largely on our ability to attract and retain highly qualified presons. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

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

SALES OF OUR COMMON STOCK RELYING UPON RULE 144 MAY DEPRESS PRICES IN THE MARKET FOR OUR COMMON STOCK BY A MATERIAL AMOUNT.

As of the date of this Annual Report, all of our common stock held by non-affiliates that was issued before December 31, 2015 and was either issued in a registered offer for sale or exchange or has been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with 100% of our common stock issued prior to December 31, 2013 to non-affiliates being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201, Owings Mills, Maryland, under a one year non-cancellable operating lease, which expires September, 2017. This location serves as both our principal executive office and assembly location for our proprietary products.  This lease is personally guaranteed by our CEO.

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
OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2016:	High	Low
Fourth Quarter	$0.003		$0.001
Third Quarter	$0.003		$0.002
Second Quarter	$0.003		$0.002
First Quarter	$0.003		$0.002

FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	$0.003	`	0.002
Third Quarter	$0.003		$0.002
Second Quarter	$0.003		$0.002
First Quarter	$0.003		$0.002

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of August 4, 2017, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,000,000	(1)	-	36,340,900	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	5,000,000		-	36,340,900

(1)	Represents shares reserved for the Company's 2010 Equity Incentive Plan.
(2)	Represents shares reserved for the Company's 2010 Service Provider Stock Compensation Plan.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of November 30, 2016, there were 326,705,526 shares of our common stock issued and outstanding and 5,589,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2015 and to current date, we issued an aggregate of 31,600,000  shares of unregistered common stock and 600,000 Series A preferred shares as follows.

Common Stock – 2015
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

Common Stock - 2016

During the fiscal year ended December 31, 2016, we issued a further 7,000,000 shares of unregistered common stock for services and 7,500,000 to convert 500,000 shares of preferred stock.

Preferred Stock – 2015

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

Preferred Stock - 2016

During fiscal year ended December 31, 2016, an owner of preferred stock elected to convert 500,000 shares of preferred stock into 7,500,000 shares of the Company's common stock. The 500,000 shares were previously issued in a private transaction to one United States resident in reliance on Rule 506 of Regulation D promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Executive Compensation."

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

We have decided to include in our sales efforts other products aside the concealed weapons detection system. Currently, customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for a one year period that begins after any other warranties expire.
We have studied a variety of medical services and products and have decided to open medical clinics, which offer specialty products and services as an adjunct to our current activities.

In the short term, management plans to self fund through personal investment of time and money. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions.  In the past, when possible we have conserved our cash by paying employees, consultants, and independent contractors with our common stock. On June 1, 2010, by majority shareholder consent, we adopted our 2010 Service Provider Stock Compensation Plan. Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock. On July 21, 2010, we registered the common stock issuable under the 2010 Equity Incentive Plan and the 2010 Service Provider Stock Compensation Plan. A total of 100,000,000 shares are reserved for issuances under the two plans.

Merger or Acquisitions  in 2016

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2016 and 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2016	2015
Revenues, net	$58,295	$128,492
Cost of sales	1,174	48,328
Gross profit (loss)	57,121	154,059
Total operating expenses	193,984	541,444
Loss from operations	(136,863)	(387,385)
Total other income (expense)	(53,756)	(31,414)
Net loss	(190,619)	(418,799)
Net loss per share	$(0.00)	$(0.00)

The following chart provides a breakdown of our sales in 2016 and 2015.

	2016	2015
ViewScan	$7,570	$128.492
Warranty	50,725	73,895
Service, installation, training, etc	-0-	0,0
Total	$58,295	$202,387

Our sales backlog at December 31, 2016 and December 31, 2015 was $-0--.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015.

Our net loss for fiscal year ended December 31, 2016 was ($190,619) compared to a net loss of ($418,799) during fiscal year ended December 31, 2015 (a decrease in net loss of $228,180).

We generated revenues of $58,295 during fiscal year ended December 31, 2016 compared to $128,492 during fiscal year ended December 31, 2015.

We have experienced a decrease in sales of our products, which resulted in decreased revenues for fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015.

Operating expenses incurred during fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015 decreased primarily due to a significant decrease in professional fees, salaries and benefits, and administrative driven by a decrease in sales.

Thus, our loss from operations during fiscal year ended December 31, 2016 was ($190,619) compared to a loss from operations of ($418,799) during fiscal year ended December 31, 2015.

The weighted average number of shares outstanding was 323,612,873 for fiscal year ended December 31, 2016 compared to 296,940,184 for fiscal year ended December 31, 2015.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2016

As of December 31, 2016, our current assets were $5,041 and our current liabilities were $1,827,022, which resulted in a working capital deficit of $1,821,981. As of December 31, 2016, current assets were comprised of: (i) $94 in cash; (ii) $3,859 in accounts receivable (net of allowance for doubtful accounts of $-0-); and (iii) inventory of $1,088. As of December 31, 2016, current liabilities were comprised of: (i) $432,841 in accounts payable and accrued expenses; (ii) $149,170 in deferred compensation; (iii) $187,030 in accrued and withheld payroll taxes payable; (iv) $125,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $591,208 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $66,148.

As of December 31, 2016, our total assets were $8,833 comprised of: (i) $5,041 in current assets; (ii) property and equipment (net) of $2,197; and (iii) $1,595 in deposits. The decrease in total assets during fiscal year ended December 31, 2016 from fiscal year ended December 31, 2015 was primarily due to the substantial decrease in cash and receivables.

As of December 31, 2016, our total liabilities were $1,827,022 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2015 from fiscal year ended December 31, 2014 was primarily due to the increase in accounts payable and accrued expenses and loans from stockholders.
Stockholders' deficit decreased from ($1,644,370) for fiscal year ended December 31, 2015 to ($1,818,189) for fiscal year ended December 31, 2016.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2016, net cash flows used in operating activities was $17,933 compared to $121,375 for fiscal year ended December 31, 2015.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2016, net cash flows used in investing activities was $-0- compared to $-0- for fiscal year ended December 31, 2015, which related to additions to fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2016, net cash flows provided from financing activities was $15,410 compared to $110,915 for fiscal year ended December 31, 2015. Cash flows from financing activities for the fiscal year ended December 31, 2016 consisted of $-0- in proceeds from sales of common stock and $15,410 in proceeds/payments from stockholders loans, with zero payments on notes payable..

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $190,619 at fiscal year ended December 31, 2016. Our revenues from several product sales have been decreasing and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2017 operations primarily with the revenue from service revenue and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to decrease in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $350,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations and to facilitate our new business plans.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2017 and we cannot assure the company we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2017, then we will be required to reduce our expenses and scale back our operations.

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

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2016 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201, Owings Mills, Maryland with a one year lease ending on August 30, 2017.

Our total current liabilities increased to $1,827,022 at fiscal year ended December 31, 2016 compared to $1,1,659,742 at fiscal year ended December 31, 2015. As of December 31, 2016, our short and long term notes payable consist of the following:

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

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

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
DECEMBER 31, 2016 AND 2015

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of View Systems, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of View Systems, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Systems, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's continuing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

August 4, 2017

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015
ASSETS

Current Assets
Cash	$94	$2,617
Accounts receivable	3,859	7,075
Inventory	1,088	1,088

Total current assets	5,041	10,780

Property and Equipment (Net)	2,197	2,997

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$8,833	$15,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$432,841	$398,702
Deferred compensation	149,170	37,835
Accrued and withheld payroll taxes payable	187,030	181,809
Accrued interest payable	125,625	95,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	591,208	564,703
Notes payable	50,000	61,095
Deferred revenue	66,148	94,973

Total current liabilities	1,827,022	1,659,742

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	-
Issued and outstanding 6,089,647	-	6,090
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 312,205,526	-	312,205
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,389,325
Accumulated deficit	(29,558,609)	(29,367,990)

Total stockholders' deficit	(1,818,189)	(1,644,370)

Total Liabilities and Stockholders' Deficit	$8,833	$15,372

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Revenues
Products sales and installation	$7,570	$128,492
Revenue from extended warranties	50,725	73,895

Total revenue	58,295	202,387
Cost of sales	1,174	48,328

Gross profit	57,121	154,059

Operating expenses
General and administrative	44,883	130,901
Professional fees	5,000	180,020
Salaries and benefits	144,101	230,523

Total operating expenses	193,984	541,444

Loss from operations	(136,863)	(387,385)

Other income (expense)
Interest expense	(53,756)	(31,414)

Total other income (expense)	(53,756)	(31,414)

Net loss	$(190,619)	$(418,799)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	323,612,873	296,940,184

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

						Additional	Retained
		Preferred	Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)

Balance, December 31, 2014	5,489,647	$5,490	280,605,526	$280,605	$16,000	$27,134,775	$(28,949,191)

Conversion of 1,400,000 shares preferred to common	(1,400,000)	(1,400)	21,000,000	21,000		(19,600)

Common stock issued in payment of shareholder loans			1,000,000	1,000		9,000

Common stock issued in payment of accounts payable			5,500,000	5,500		94,500

Common stock in payment of services and expenses			4,100,000	4,100		22,650

Preferred stock issued in payment of deferred compensation	1,000,000	1,000				74,000

Preferred stock issued in payment of services	1,000,000	1,000	-	-		74,000

Net loss for the year ended December 31, 2015							(418,799)

Balance, December 31, 2015	6,089,647	$6,090	312,205,526	$312,205	$16,000	$27,389,325	$(29,367,990)

Conversion of 500,000 shares preferred to common	(500,000)	(500)	7,500,000	7,500		(7,000)

Common stock issued in payment of services			7,000,000	7,000		9,800

Net loss for the year ended December 31, 2016							(190,619)

Balance, December 31, 2016	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,558,609)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(190,619)	$(418,799)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	800	925
Common stock issued in payment of services	16,800	26,750
Preferred stock issued in payment of services	-	75,000
Interest expense paid with debt	-	1,408

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	3,216	19,670
Deposits	-	1,277

Increase (decrease) in cash from:
Accounts payable and accrued expenses	34,139	915
Deferred compensation	111,335	112,270
Accrued and withheld payroll taxes payable	5,221	7,404
Accrued interest payable	30,000	30,000
Deferred revenue	(28,825)	21,805
Net cash used in operating activities	(17,933)	(121,375)

Cash flows from financing activities:
Proceeds/payments from stockholders loans	26,505	110,915
Principal payments on notes payable	(11,095)	-

Net cash provided by financing activities	15,410	110,915

Increase (decrease) in cash	(2,523)	(10,460)

Cash at beginning of year	2,617	13,077

Cash at end of year	$94	$2,617

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2016	2015

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Loans from stockholders paid with common stock	$-	$10,000
Accounts payable and accrued expense paid with common stock	$-	$100,000
Notes payable paid by shareholder	$-	$28,679
Expenses paid with common stock	$16,800	$-

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the years ended December 31, 2016 and 2015, respectively.

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system.  In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale.  The concealed weapons detection system and the digital video system each require installation and training.  The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer.  However, the customer can also self-install or can engage another firm to provide installation and training.  Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.  Warranties can be purchased for various periods but

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition (Continued)

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of December 31, 2016 and 2015 the Company's inventory consisted of a number of assembled units as well as unassembled parts of the product.

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

Equipment                               5-7 years
Software tools                            3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended December 31, 2016 and 2015 amounted to $800 and $925, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2016 and 2015 were $125 and $2,175, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2016 and 2015 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2016

Loss from operations which is the amount
that is available to common stockholders	$(190,619)	323,612,873	$(0.00)

Year ended December 31, 2015

Loss from operations which is the amount
that is available to common stockholders	$(418,799)	296,940,184	$(0.01)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2016 and 2015, the Company incurred net losses of $190,619 and $418,799, respectively, and has a working capital deficiency of $1,735,690 at June 30, 2016 .  In addition, certain notes payable have come due and the note holders are demanding payment.

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

Historically, the Company has financed its operations primarily through private financing.  It is management's intention to finance operations during the remainder of 2017 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

4. NOTES PAYABLE

Notes payable as of December 31, 2016 and December 31, 2015 consists of the following:

	2016	2015

Lafayette Community Bank A term loan secured by a stockholder, payable in monthly installments of $2,587 commencing in December 25, 2009 but refinanced in May 2011. The loan was paid off on May 18, 2016 and interest accrued monthly at 5.0% per annum.	$-	$11,095

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$50,000	$61,095

Less current portion	50,000	61,095

Non-current portion	$-	$11,061

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

5. INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $28,105,000 as of December 31, 2016 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards.  As of  the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2016 are as follows:
Effect of net operating loss carry forward	$11,804,000
Less evaluation allowance	(11,804,000)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Year ended
	December 31,	December 31,
	2016	2015
Net loss per financial statements which approximates
net loss per income tax returns	$ (190,619)	$(418,799)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(80,000)	(176,000)
Less valuation allowance	80,000	176,000

Net income tax expense (benefit)	$-	$-

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

7. OPERATING LEASE

The Company leased  a 3,600 sq. ft. office and warehouse space at 1550 Caton Center Drive, Baltimore, Maryland, under a non-cancellable operating  lease which expired in May 2015.  The original base rent was $3,077 per month with a 3% annual rent escalator clause.  Upon its expiration the Company leased 1,500 sq. ft. under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland at a current monthly rent of $1,595 for a period of 3 years.  Effective July 31, 2016 the lease was terminated by mutual agreement with the landlord.  Rent expense, was $10,701 and $29,216 for the years ended December 31, 2016 and 2015, respectively

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

8. STOCK BASED COMPENSATION

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

During 2016 and 2015, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

For the year ended December 31, 2016 there were 7,000,000 shares of common stock issued as a payment of interest in the amount of  $16,800.

For the year ended December 31, 2015 there were 4,100,000 shares of common stock issued in payment of expenses amounting to $26,750.

In addition, during 2015 1,000,000 shares were issued in payment of a note payable in the amount of $10,000 and 5,500,000 of shares were issued in payment of accounts payable totaling $100,000.

Independent contractors and consultants' expense was based on the estimated value of services rendered or the value of the common stock issued, if more reliably determined.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

               Weighted            Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
                                                              Options                   Price                 Contractual Life           Value

Outstanding at January 1, 2015                    -                           -                                 -                     $      -
Granted                                               10,000,000                  $0.03                             4.14                      -
Exercised                                                      -                            -                                 -                            -
Forfeited                                                       -                            -                                 -                            -
Outstanding at Dec 31, 2015               10,000,000                 $0.03                           2.69                $      -

Exercisable at Dec 31, 2015                10,000,000                 $0.03                            2.69                $      -

Outstanding at January 1, 2016           10,000,000                 $0.03                           2.69                $      -
Granted                                                         -                            -                                 -                            -
Exercised                                                      -                            -                                 -                            -
Forfeited                                                       -                            -                                 -                            -
Outstanding at Dec 31, 2015               10,000,000                 $0.03                           1.24                $      -

Exercisable at Dec 31, 2015                10,000,000                 $0.03                           1.24                $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $26,505 and $110,915 for the years ended December 31, 2016 and 2015, respectively.  The total balance due on unstructured loans from stockholders amounted to $591,208 and $564,703 at December 31, 2016 and 2015, respectively.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

             As of December 31, 2016 and 2015 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

12.  SUBSEQUENT EVENT

In the second quarter of 2017, the Company established a clinic to commence operations of  its' erectile dysfunction business line.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOYLE CPA, LLC

This decision to engage Boyle CPA, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2017 to remedy such deficiencies.

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2016 and 2015. The cash value of Mr. Gunther Than's compensation was determined in negotiations with directors Drs. Maassen and Bagnoli and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Our limited revenues have prevented our Chief Executive Officer, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $0 in cash for salary for 2016 and 2015, respectively.

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2016:

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

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2016	$120,000 (1)	$-0-	$						$120,000
(Principal Chief Executive Officer, President and Director)	2015	120,000 (2)	-0-		-0- (3)					120,000

Michael Bagnoli	2016	0								0
(Secretary and Director)	2015	0								0

Martin Maassen	2016	0								0
(Director)	2015	0								0

(1) Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.
(2) Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.
(3) During fiscal year ended December 31, 2015, we issued 1,000,000 shares of Series A preferred stock valued at $75,000, all of which was for payment of unpaid salary accrued for periods prior to 2015.
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

Issuance of Preferred Stock

During fiscal year ended December 31, 2015, we issued 1,000,000 shares of Series A preferred stock valued at $75,000, all of which was for payment of unpaid salary accrued for periods prior to 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2016	2015
Audit fees	$10,000	$10,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2017.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	August 4, 2017
Gunther Than

/s/ Michael L. Bagnoli	Director and Secretary	August 4, 2017
Michael L. Bagnoli

/s/ Martin J. Maassen	Director	August 4, 2017
Martin J. Maassen