Form 10-Q
period 2017-03-31
VIEW SYSTEMS INC
filed 2017-08-04
CIK 1075857

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash	$79	$94
Accounts receivable	3,859	3,859
Inventory	1,088	1,088

Total current assets	5,026	5,041

Property and Equipment (Net)	1,997	2,197

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$8,618	$8,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$432,836	$432,841
Deferred compensation	178,742	149,170
Accrued and withheld payroll taxes payable	188,686	187,030
Accrued interest payable	133,125	125,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	591,148	591,208
Notes payable	50,000	50,000
Deferred revenue	57,973	66,148

Total liabilities	1,857,510	1,827,022

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590
Issued and outstanding 5,589,647	-	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 326,705,526	-	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(29,589,312)	(29,558,609)

Total stockholders' deficit	(1,848,892)	(1,818,189)

Total Liabilities and Stockholders' Deficit	$8,618	$8,833

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues
Products sales and installation	$589	$4,990
Revenue from extended warranties	8,175	19,625

Total revenue	8,764	24,615
Cost of sales	-	734

Gross profit	8,764	23,881

Operating expenses
General and administrative	311	12,504
Professional fees	-	5,000
Salaries and benefits	30,000	55,668

Total operating expenses	30,311	73,172

Loss from operations	(21,547)	(49,291)

Other income (expense)
Interest expense	(9,156)	(26,188)

Total other income (expense)	(9,156)	(26,188)

Net loss	$(30,703)	$(75,479)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	326,705,526	321,329,122

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Unaudited)

						Additional	Retained
		Preferred	Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)

Balance, December 31, 2015	6,089,647	$6,090	312,205,526	$312,205	$16,000	$27,389,325	$(29,367,990)

Conversion of 500,000 shares preferred to common	(500,000)	(500)	7,500,000	7,500		(7,000)

Common stock issued in payment of interest expense			7,000,000	7,000		9,800

Net loss for the year ended December 31, 2016							(190,619)

Balance, December 31, 2016	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,558,609)

Net loss for the period ended March 31, 2017							(30,703)

Balance, March 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,589,312)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(30,703)	$(75,479)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	200	200
Common stock issued in payment of interest expense	-	16,800

Change in operating assets and liabilities:
Increase (decrease) in cash from:
Accounts payable and accrued expenses	(5)	26,396
Deferred compensation	29,572	30,000
Payroll taxes accrued and withheld	1,656	5,285
Accrued interest	7,500	7,500
Deferred revenue	(8,175)	(19,625)
Net cash provided by (used in) operating activities	45	(8,923)

Cash flows from financing activities:
Proceeds/payments from stockholders loans	(60)	14,052
Principal payments on notes payable	-	(7,641)

Net cash provided by (used in) financing activities	(60)	6,411

Decrease in cash	(15)	(2,512)

Cash at beginning of period	94	2,617

Cash at end of period	$79	$105

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
	2017	2016

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Interest expense paid with common stock	$-	$16,800
Notes payable paid by shareholder	$-	$7,642

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

Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended March 31, 2017 and 2016, respectively.

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of March 31, 2017 and December 31, 2016 the Company's inventory consisted of unassembled parts of the product.

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

Equipment                   5-7 years
Software tools                3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended March 31, 2017 and 2016 amounted to $200 and $200, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2017 and 2016 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended March 31, 2017

Loss from operations which is the amount
that is available to common stockholders	$(30,703)	326,705,526	$(0.00)

Period ended March 31, 2016

Loss from operations which is the amount
that is available to common stockholders	$(75,479)	321,329,122	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended March 31, 2017 and 2016, the Company incurred net losses of $30,703 and $75,479, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The Company has reviewed the recently issued pronouncements and concluded that there are no new accounting standards are applicable to the Company and will have a significant effect on the Company's financial statements.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of March 31, 2017 and December 31, 2016 consists of the following:

	2017	2016

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$50,000	$50,000

Less current portion	50,000	50,000

Non-current portion	$-	$___ _-

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

In 2015 the Company leased 1,500 sq. ft. of office space under a non-cancellable operating lease at 1900 Lansdowne Road, Baltimore Maryland with a monthly rent of $1,595 for a period of 3 years.  Effective July 31, 2016 the lease was terminated by mutual agreement with the landlord.  Rent expense was $0 and $3,678 for the periods ended March 31, 2017 and 2016, respectively.

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

               Weighted            Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
                                                              Options                   Price                 Contractual Life           Value

Outstanding at Dec 31, 2016               10,000,000                 $0.03                           1.24                $      -
Granted                                                         -                            -                                 -                            -
Exercised                                                      -                            -                                 -                            -
Forfeited                                                       -                            -                                 -                            -
Outstanding at March 31, 2017           10,000,000                 $0.03                            .88                $      -

Exercisable at March 31, 2017            10,000,000                 $0.03                            .88                $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

The 10,000,000 options granted for the year ended December 31, 2016 had a weighted average grant date fair value of $0.03.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds (payments) from (to) stockholders with unstructured payment plans amounted to $(60) and $14,052 for the periods ended March 31, 2017 and 2016, respectively.  The total balance due on unstructured loans from stockholders amounted to $591,148 as of March 31, 2017 and $591,208 at December 31, 2016.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

          As of March 31, 2017 and December 31, 2016 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended March 31, 2017 and March 31, 2016 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our strategy for 2017 for ViewScan is to continue our extended warranty offerings and service provisions to the various installations we have.  In the short term, management continues to raise funds by providing parts and repair service work to our current installations.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2017 and March 31, 2016 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2016.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three ended March 31,
	2017	2016
Revenues, net	$8,764	$24,615
Cost of sales	0	734
Gross profit (loss)	8,764	23,881
Total operating expenses	30,311	73,172
Profit (Loss) from operations	(21,547)	(49,291)
Total other income (expense)	(9,156)	(26,188)
Net income (loss)	(30,703)	(75,479)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2017 Compared to Three Month Period Ended March 31, 2016.

Our net loss for the three month period ended March 31, 2017 was ($30,703) compared to a net loss of ($75,479) during the three month period ended March 31, 2016 (a decrease in net loss of $44,776). We generated net revenues of $8,764 during the three month period ended March 31, 2017 compared to $24,615 during the three month period ended March 31, 2016 (a decrease in net revenue of $15,851). Revenue is considered earned when the product is shipped to the customer.
We have experienced a decrease in sales of our products which resulted in decreased revenues for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016. We believe the decreased revenue is the result of the cessation of the manufacturing of our product as we continue to receive purchase orders.
Cost of goods sold decreased during the three month period ended March 31, 2017 to $0 from $734 incurred during the three month period ended March 31, 2016, resulting in a gross profit of $8,764 for the three month period ended March 31, 2017 compared to a gross profit of $23,881 for the three month period ended March 31, 2016. During the three month period ended March 31, 2016, the declining cost of goods sold was due to our cessation of product manufacturing and reduction of inventory of finished product.
During the three month period ended March 31, 2017, we incurred operating expenses of $30,311 compared to $73,172 incurred during the three month period ended March 31, 2016 (a decrease of $42,861).
Operating expenses incurred during the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016 decreased primarily due to the decrease in professional fees and general and administrative expenses.
Our net operating loss during the three month period ended March 31, 2017 was ($21,547) compared to a net operating loss of ($49,291) during the three month period ended March 31, 2016.
During the three month period ended March 31, 2017, interest expense in the amount of ($9,156) (2016: ($26,188) was incurred. The decrease in interest expense was due to reduced interest paid on a loan from stockholder.
After deducting other expense, we realized a net loss of ($30,703) or ($0.00) for the three month period ended March 31, 2017 compared to a net loss of ($75,479) or ($0.00) for the three month period ended March 31, 2016.
The weighted average number of shares outstanding was 326,705,526 for the three month period ended March 31, 2017 compared to 321,329,122 for the three month period ended March 31, 2016.
LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2017

As of March 31, 2017, our current assets were $5,026 and our current liabilities were $1,857,510, which resulted in a working capital deficit of $1,852,484. As at the three month period ended March 31, 2017, current assets were comprised of: (i) $79 in cash; (ii) $3,859 in accounts receivable (net of allowance of $1,000); and (iii) $1,088 in inventory.

As of March 31, 2017, current liabilities were comprised of: (i) $432,836 in accounts payable and accrued expenses; (ii) $178,742 in deferred compensation; (iii) $188,686 in accrued and withheld payroll taxes payable; (iv) $133,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $591,148 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $57,973.

As of March 31, 2017 our total assets were $8,618 comprised of: (i) $5,026 in current assets; (ii) property and equipment (net) of $1,997; and (iii) $1,595 in deposits. The decrease in total assets during the three month period from fiscal year ended December 31, 2016 was primarily due to the decrease in cash.

As of March 31, 2017 our total liabilities were $1,857,510 comprised of: (i) $1,857,510 in current liabilities; and (ii) $0 in long term portion of notes payable.
Stockholders' deficit increased from ($1,818,189) for fiscal year ended December 31, 2015 to ($1,848,892) for the three month period ended March 31, 2017.
Cash Flows from Operating Activities

For the three month period ended March 31, 2017, net cash flows provided by operating activities was $45 compared to net cash flows used in operating activities of ($8,923) for the three month period ended March 31, 2016.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2017 and March 31, 2016, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2017, net cash flows provided from financing activities was $60 compared to $6,411 for the three month period ended March 31, 2016. Cash flows from financing activities for the three month period ended March 31, 2017 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $60 in loans received from stockholders, which was offset by ($0) in principal payment on notes payable.

Cash flows from financing activities for the three month period ended March 31, 2017 consisted of $0 in proceeds from sales of common stock, $60 in loans from shareholders, which was offset by ($0) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $30,703 at March 31, 2017 and $75,479 at March 31, 2016. Our revenues from product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

The business strategy will be to establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction, including erectile dysfunction, testosterone replacement therapy, and premature ejaculation. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.  One particular attractive procedure will be hair rejuvenation and restoration using platelet rich plasma injections.

Going Concern
If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2017. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2017, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES
Our total current liabilities increased to $1,857,510 at the three month period ended March 31, 2017 compared to $1,827,022 at fiscal year ended December 31, 2016. As of March 31, 2017, our short and long term notes payable consist of the following:

●
We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.  The lender has not demanded repayment.

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

CRITICAL ACCOUNTING POLICIES
In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale.. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2016, including our financial statements and the related notes thereto.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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