Form 10-Q
period 2017-06-30
VIEW SYSTEMS INC
filed 2017-08-15
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 14, 2017
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2017	2016

Current Assets
Cash	$3,308	$94
Accounts receivable	3,859	3,859
Inventory	1,088	1,088

Total current assets	8,255	5,041

Property and Equipment (Net)	1,797	2,197

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$11,647	$8,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$432,837	$432,841
Deferred compensation	206,284	149,170
Accrued and withheld payroll taxes payable	190,342	187,030
Accrued interest payable	140,625	125,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	632,388	591,208
Notes payable	50,000	50,000
Deferred revenue	57,998	66,148

Total current liabilities	1,935,474	1,827,022

Non-current Liabilities
Notes payable (non-current portion)	-	-

Total liabilities	1,935,474	1,827,022

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	-
Issued and outstanding 5,589,647	-	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 326,705,526	-	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(29,664,247)	(29,558,609)

Total stockholders' deficit	(1,923,827)	(1,818,189)

Total liabilities and stockholders' deficit	$11,647	$8,833

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited) a

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues
Product sales and Installation	$1,398	$575	$1,987	$5,565
Extended warranties	10,975	18,950	19,150	38,575
Service income	11,279	-	11,279	-

Total revenue	23,652	19,525	32,416	44,140

Cost of sales	7,828	-	7,828	734

Gross profit	15,824	19,525	24,588	43,406

Operating expenses
General and administrative	42,902	10,351	43,213	22,855
Professional fees	8,148	-	8,148	5,000
Salaries and benefits	30,553	28,367	60,553	84,035

Total operating expenses	81,603	38,718	111,914	111,890

Loss from operations	(65,779)	(19,193)	(87,326)	(68,484)

Other Income (expense)
Interest expense	(9,156)	(9,256)	(18,312)	(35,444)

Total other income (expense)	(9,156)	(9,256)	(18,312)	(35,444)

Net loss	$(74,935)	$(28,449)	$(105,638)	$(103,928)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	326,705,526	319,679,601	326,705,526	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(105,638)	$(103,928)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	400	400
Common stock issued in payment of services	-	16,800

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	(5,659)
Deposits	-	-

Increase (decrease) in cash from:
Accounts payable	(4)	24,499
Deferred compensation	57,114	60,000
Accrued interest	15,000	15,000
Payroll taxes accrued and withheld	3,312	6,941
Deferred revenue	(8,150)	(31,975)

Net cash used in operating activities	(37,966)	(17,922)

Cash flows from financing activities:
Principal payments on notes payable	-	(11,095)
Loans to/from stockholders	41,180	26,505

Net cash provided by financing activities	41,180	15,410

Increase (Decrease) in cash	3,214	(2,512)

Cash at beginning of period	94	2,617

Cash at end of period	$3,308	$105

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2017	2016

Non cash investing and financing activities:

Expenses paid with common stock	$-	$16,800
Notes payable paid by shareholders	$-	$11,095

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC.and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the "Company") designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.  During the second quarter of 2017, the Company established a new business line in the Erectile Dysfunction Medical market by opening one clinic within its' Medical Therapeutics subsidiary.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc.,  FibreXpress, Inc. and Medical Therapeutics.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended June 30, 2017 and 2016, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system.  In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale.  The concealed weapons detection system and the digital video system each require installation and training.  The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product.  In those cases revenue is recognized at the completion of the installation and training and acceptance by the customer.  However, the customer can also self-install or can engage another firm to provide installation and training.  Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.  Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.  The revenue from warranties is recognized on a straight line basis over the period covered by the warranty.  Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary.  Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.  For our Medical Business, service revenue is considered earned when the service is provided.

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of June 30, 2017 and December 31, 2016 the Company's inventory consisted of unassembled parts of the product.

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

Equipment                                 5-7 years
Software tools                              3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2017 and 2016 amounted to $400 and $400, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the six months ended June 30, 2017 and 2016 were $3,072 and $0, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2017 and 2016 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Average
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2017

Loss from operations which is the amount
that is available to common stockholders	$(105,638)	326,705,526	$(0.00)

Period ended June 30, 2016

Loss from operations which is the amount
that is available to common stockholders	$(103,928)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended June 30, 2017 and 2016, the Company incurred net losses of $105,638 and $103,928, respectively, and has a working capital deficiency of $1,927,219 at June 30, 2017.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of June 30, 2017 and December 31, 2016 consists of the following:

	2017	2016

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

TOTAL	$50,000	$50,000

Less current portion	50,000	50,000

Non-current portion	$-	$-

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

7. OPERATING LEASE

In 2015 the Company leased 1,500 sq. ft. of office space under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland with a monthly rent of $1,595 for a period of 3 years.  Effective July 31, 2016 the lease was terminated by mutual agreement with the landlord.  In 2017, the Company leased office space at 6 Park Center Court, Owings Mills,  Baltimore, Maryland  for use as its' Medical Clinic and Corporate Office.  The monthly rent of $2,037 is through September 2017 and is renewable, automatically for one year terms.  Rent expense was $8,663 and $8,918 for the periods ended June 30, 2017 and 2016, respectively.

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

During the period ended June 30, 2016 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

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

                      Weighted            Weighted Average    Aggregate
                                                                  Number of               Average Exercise            Remaining              Intrinsic
Options Price                                                                                                                Contractual  Life           Value

Outstanding at Dec 31, 2016                10,000,000                          $0.03                          1.24                          $     -
Granted                                                         -                                          -                                 -                                  -
Exercised                                                      -                                          -                                 -                                  -
Forfeited                                                       -                                          -                                 -                                 -
Outstanding at June 30, 2017             10,000,000                           $0.03                            .52                         $      -

Exercisable at June 30, 2017               10,000,000                            $0.03                            .52                        $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                 5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds (payments) from stockholders with unstructured payment plans amounted to $41,180 and $26,505 for thesix months ended June 30, 2017 and 2016, respectively.  The total balance due on unstructured loans from stockholders amounted to $632,388 as of June 30, 2017 and $591,208 at December 31, 2016.

10.      ISSUABLE COMMON STOCK

              As of June 30, 2017 and December 31, 2016 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

12.  OPERATING SEGMENTS

The Company operates in two segments: (1) the design, development and sale of computer software and hardware used in conjunction with surveillance capabilities and (2) a newly established business line in the Erectile Dysfunction Medical field. The following table details net revenue and income before income taxes by segment:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues
Security Systems	$12,373	$19,525	$21,137	$44,140
Medical	11,279	-	11,279	-
	$23,652	$19,525	$32,416	$44,140

Loss Before Taxes
Security Systems	$(29,789)	$(28,449)	$(60,492)	$(103,928)
Medical	(45,146)	-	(45,146)	-
	$(74,935)	$(28,449)	$(105,638)	$(103,928)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three and six-month period ended June 30, 2017 and June 30, 2016 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan. Until 2005 we assembled all of our products in-house.  Unfortunately, the rising costs of manufacturing equipment and the large quantities required to become cost competitive has forced us to quit manufacturing our own products.  Our strategy for 2017 for ViewScan is to continue our extended warranty offerings and service provisions to the various installations we have.

In the short term, management continues to provide parts and repair service work to our current installations. Then, the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance our new business, in the medical arena called Medical Therapeutics

Products and Services

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the six months ended June 30, 2017 and June 30, 2016 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2016.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Six months ended June 30,
	2017	2016
Revenues, net	$32,416	$44,140
Cost of sales	7,828	734
Gross profit	24,588	43,406
Total operating expenses	111,914	111,890
Profit (Loss) from operations	(87,326)	(68,484)
Total other income (expense)	(18,312)	(35,444)
Net income (loss)	(105,638)	(103,928)
Net income (loss) per share	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2017 Compared to Six Month Period Ended June 30, 2016.

Our net loss for the six month period ended June, 30 2017 was ($105,638) compared to a net loss of ($103,928) during the six month period ended June 30, 2016 (a increase in net loss of $1,710). We generated net revenues of $32,416 during the six month period ended June 30, 2017 compared to $44,140 during the six month period ended June 30, 2016 (a decrease in net revenue of $11,724). Net revenues related to View Scan consisted of $21,137 during the six month period ended June 30, 2017 compared to $44,140 during the six month period ended June 30, 2016 (a decrease in net revenue of $23,003). This was offset by net revenues from our new Medical Business of $11,279 during the six month period ended June 30, 2017.  For our Viewscan, revenue is considered earned when the product is shipped to the customer. Service is a revenue source separate and apart from the sale of the product.  Generally, revenue is recognized at the completion of the installation. We measure backlog as orders for which a purchase order has been made. For our Medical Business, service revenue is considered earned when the service is provided.
We have experienced a decrease in sales of our products which resulted in decreased revenues for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016. The decreased revenue is the result of the cessation of the manufacturing of our product.
Cost of goods sold increased during the six month period ended June 30, 2017 to $7,828 from $734 incurred during the six month period ended June 30, 2016, resulting in a gross profit of $24,588 for the six month period ended June 30, 2017 compared to a gross profit of $43,406 for the six month period ended June 30, 2016. During the six month period ended June 30, 2017, the increasing cost of goods sold was due to the sale of our demonstration product in our Medical Business.
During the six month period ended June 30, 2017, we incurred operating expenses of $111,914 compared to $111,890 incurred during the six month period ended June 30, 2016 (an increase of $24).  Operating expenses were practically unchanged.
Our net operating loss during the six month period ended June 30, 2017 was ($105,638) compared to a net operating loss of ($103,928) during the six month period ended June 30, 2017.
During the six month period ended June 30, 2017, interest expense in the amount of ($18,312) (2016: ($35,444) was incurred. The decrease in interest expense was due to payoff of a loan from a stockholder.
The weighted average number of shares outstanding was 326,705,526 for the six month period ended June 30, 2017 compared to 326,705,526 for the six month period ended June 30, 2016.
Three Month Period Ended June 30, 2017 Compared to Three Month Period Ended June 30, 2016.

Our net loss for the three month period ended June 30, 2016 was ($74,935) compared to a net loss of ($28,449) during the three month period ended June 30, 2016, a increase in net loss of ($46,486). We generated net revenues of $23,652 during the three month period ended June 30, 2017 compared to $19,193 during the three month period ended June 30, 2016 (an increase in net revenue of $4,127). Net revenues related to View Scan consisted of $12,373 during the three month period ended June 30, 2017 compared to $19,525 during the three month period ended June 30, 2016 (a decrease in net revenue of $7,152). This was offset by net revenues from our new Medical Business of $11,279 during the three month period ended June 30, 2017.

We have experienced a continuation of revenue from extended warranties and the revenue generated from our new venture the male therapies services we deliver.. The increase in total revenues was due to the launch of our Medical Business unit during the three months ended June 30, 2017, offseting a decrease in the demand for our security products and or warranties.

Cost of goods sold increased during the three month period ended June 30, 2017 to $(0) to $7,828 incurred during the three month period ended June 30, 2016 resulting in a gross profit of $15,824 for the three month period ended June 30, 2017 compared to a gross profit of $19,525 for the three month period ended June 30, 2016.

During the three month period ended June 30, 2017, we incurred operating expenses of $81,603 compared to $38,718 incurred during the three month period ended June 30, 2016 (a decrease of $43,085).

Operating expenses incurred during the three month period ended June 30, 2017 increased  compared to the three month period ended June 30, 2016 primarily due to a our efforts to start the medical clinic and consisted of advertising ,supplies and acquisition of software and materials related to the nature of the medical business.

Our loss from operations during the three month period ended June 30, 2017 was ($65,779) compared to a loss from operations of ($19,193) during the three month period ended June 30, 2016.

During the three month period ended June 30, 2017, we incurred other expenses in the form of interest expense of $9,156 (2016: $9,256).

After deducting other expense, we realized a net loss of ($74,935) for the three month period ended June 30, 2017 compared to a net loss of ($28,449) for the three month period ended June 30, 2016. The weighted average number of shares outstanding was 326,705,526 for the three month period ended June 30, 2017 compared to 326,705,526 for the three month period ended June 30, 2016.
LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2017

As of June 30, 2017, our current assets were $11,647 and our current liabilities were $1,935,477, which resulted in a working capital deficit of $1,935,474. As of June 30, 2017, current assets were comprised of: (i) $3,308 in cash; (ii) $3,859 in accounts receivable; and (iii) $1,088 in inventory.

As of June 30, 2017, current liabilities were comprised of: (i) $432,837 in accounts payable and accrued expenses; (ii) $206,284 in deferred compensation; (iii) $190,342 in accrued and withheld payroll taxes payable; (iv) $140,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $632,338 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $57,998.

As of June 30, 2017, our total assets were $11,647.

As of June 30, 2017, our total liabilities were $1,935,474 comprised of: (i) $9,35,474 in current liabilities; and (ii) $0 in long term portion of notes payable.
Stockholders' deficit increased from ($1,818,189) as of December 31, 2016 to ($1,923,827) as of June 30, 2017.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2017, net cash flows used in operating activities was ($37,966) compared to net cash flows used in operating activities of ($17,922) for the six month period ended June 30, 2016.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2017 and June 30, 2016, net cash flows provided by investing activities was -0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2017, net cash flows provided from financing activities was $41,180 compared to $15,410 for the six month period ended June 30, 2016. Cash flows from financing activities for the six month period ended June 30, 2017 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $41,180 in loans received from stockholders.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past three fiscal years and had a net loss of $105,638 at June 30, 2017 and $103,928 at June 30, 2016. We had insufficient funds to deliver our backlog in the last half of 2016 through the present. Our revenues from product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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
We have decided to call the wholly owned sub of View Systems Medical Therapeutics.  We operate one clinic so far and plan to open in multiple cities where the population density is in excess of 300,000.

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

COMMITMENTS AND CONTINGENT LIABILITIES
Our total current liabilities increased to $1,935,474 at the six month period ended June 30, 2017 compared to $1,827,022 at fiscal year ended December 31, 2016. As of June 30, 2017, our short and long term notes payable consist of the following:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2017. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: August 15, 2017	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)