Form 10-Q
period 2017-09-30
VIEW SYSTEMS INC
filed 2017-11-21
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2017
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2017	2016

Current Assets
Cash	$1,846	$94
Accounts receivable	3,859	3,859
Inventory	1,088	1,088

Total current assets	6,793	5,041

Property and Equipment (Net)	1,597	2,197

Other Assets
Deposits	1,595	1,595

Total other assets	1,595	1,595

Total assets	$9,985	$8,833

	LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$427,896	$432,841
Deferred compensation	234,935	149,170
Accrued and withheld payroll taxes payable	191,997	187,030
Accrued interest payable	148,125	125,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	635,979	591,208
Notes payable	50,000	50,000
Deferred revenue	63,490	66,148

Total current liabilities	1,977,422	1,827,022

Non-current Liabilities
Notes payable (non-current portion)	-	-

Total liabilities	1,977,422	1,827,022

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590
Issued and outstanding 5,589,647	-	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	-
Issued and outstanding 326,705,526	-	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(29,707,857)	(29,558,609)

Total stockholders' deficit	(1,967,437)	(1,818,189)

Total liabilities and stockholders' deficit	$9,985	$8,833

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues
Product sales and Installation	$-	$2,005	$1,987	$7,570
Extended warranties	6,108	5,175	25,258	43,750
Service income	3,571	-	14,850	-

Total revenue	9,679	7,180	42,095	51,320

Cost of sales	6,485	(21)	14,313	713

Gross profit	3,194	7,201	27,782	50,607

Operating expenses
General and administrative	8,679	18,036	51,892	40,891
Professional fees	40,000	-	48,148	5,000
Salaries and benefits	30,000	29,261	90,553	113,296

Total operating expenses	78,679	47,297	190,593	159,187

Loss from operations	(75,485)	(40,096)	(162,811)	(108,580)

Other Income (expense)
Gain from renegotiated debt	41,031	-	41,031	-
Interest expense	(9,156)	(10,812)	(27,468)	(44,600)

Total other income (expense)	31,875	(10,812)	13,563	(44,600)

Net loss	$(43,610)	$(50,908)	$(149,248)	$(153,180)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	326,705,526	326,705,526	326,705,526	322,574,464

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(149,248)	$(153,180)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	600	600
Common stock issued in payment of interest expense	-	16,800
Gain from renegotiated debt	(41,031)

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	966

Increase (decrease) in cash from:
Accounts payable	36,086	26,031
Deferred compensation	85,765	85,213
Accrued interest	22,500	22,500
Payroll taxes accrued and withheld	4,967	8,598
Deferred revenue	(2,658)	(25,450)

Net cash used in operating activities	(43,019)	(17,922)

Cash flows from financing activities:
Principal payments on notes payable	-	(11,095)
Loans to/from stockholders	44,771	26,505

Net cash provided by financing activities	44,771	15,410

Increase (Decrease) in cash	1,752	(2,512)

Cash at beginning of period	94	2,617

Cash at end of period	$1,846	$105

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management's determination is that the remaining balance is collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended September 30, 2017 and 2016, respectively.

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of September  30, 2017 and December 31, 2016 the Company's inventory consisted of  unassembled parts of the product.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2017 and 2016 amounted to $600 and $600, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the nine months ended September 30, 2017 and 2016 were $3,322 and $125, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2017 and 2016 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended September 30, 2017

Loss from operations which is the amount
that is available to common stockholders	$(149,248)	326,705,526	$(0.00)

Period ended September 30, 2016

Loss from operations which is the amount
that is available to common stockholders	$(153,1870)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2017 and 2016, the Company incurred net losses of $149,248 and $158,180, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance.  Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance.  Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed.  The Company is currently evaluating the impact of this guidance on its consolidated balance sheets.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted.

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

Notes payable as of September 30, 2017 and December 31, 2016 consists of the following:

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OPERATING LEASE

In 2015 the Company leased 1,500 sq. ft. of office space under a non-cancellable lease at 1900 Lansdowne Road, Baltimore Maryland with a monthly rent of $1,595 for a period of 3 years.  Effective July 31, 2016 the lease was terminated by mutual agreement with the landlord.  In 2017, the Company leased office space at 6 Park Center Court, Owings Mills, Baltimore, Maryland for use as its' Medical Clinic and Corporate Office.  The monthly rent of $2,037 is through September 2017 and is renewable, automatically for one year terms.  Rent expense was $10,776 and $12,485 for the periods ended September 30, 2017 and 2016, respectively.

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

During the period ended September 30, 2016 the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

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

          Weighted        Weighted Average    Aggregate
                                                           Number of       Average Exercise           Remaining              Intrinsic
Options Price                                                                                                Contractual  Life           Value

Outstanding at Dec 31, 2016              10,000,000                 $0.03                          1.24                   $     -
Granted                                                         -                             -                                 -                           -
Exercised                                                      -                             -                                 -                           -
Forfeited                                                       -                             -                                 -                           -
Outstanding at September 30, 2017   10,000,000                 $0.03                           0.15                 $      -

Exercisable at September 30, 2016      10,000,000                 $0.03                           0.15                 $      -

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend                                                                                           -
Expected Life (in years)                                                                                 5.00
Risk Free Interest Rate                                                                                  0.78%
Expected Volatility                                                                                    325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $44,771 and $26,505 for the periods ended September 30, 2017 and 2016, respectively.  The total balance due on unstructured loans from stockholders amounted to $635,979 as of September 30, 2017 and $591,208 at December 31, 2016.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

             As of September 30, 2017 and December 31, 2016 740,000 shares of the authorized shares of common stock amounting to $16,000, had not been issued.

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

12.  OPERATING SEGMENTS

             The Company operates in two segments:  (1) the design, development and sale of computer software and hardware used in conjunction with surveillance capabilities and (2) a newly established business line in the Erectile Dysfunction Medical field.  The following table details net revenue and income before income taxes by segment:

                                                               For the Three Months Ended    For the Nine Months Ended
                                                                          September 30,                                           September 30,
                                                                    2017                2016                                                                                                                                                                                                  2017                    2016

Revenues
              Security Systems                      $    6,108     $   7,180                                                                                                                                                           $  27,24                 $    1,320
              Medical                                          3,571                    -                                                                                                                                                                                            14,850                             -
                                                                $   9,679           $    7,180                                                                                                                                                                                       $  42,095              $  51,320

Loss Before Taxes
              Security Systems                    $ (36,931)        $(50,908)                     $  (97,423            $(153,180)
              Medical                                           (6,679)                  -                                                                                                                                                                                         (51,825)                          -
                                                                 $ (43,610)        $(50,908)                                                                                                                                                                                   $(149,248)           $(153,180)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine-month period ended September 30, 2017 and September 30, 2016 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

SUMMARY COMPARISON OF OPERATING RESULTS*
	Nine months ended September 30,
	2017	2016
Revenues, net	$42,095	$51,3209
Cost of sales	14,313	713
Gross profit (loss)	27,782	50,607
Total operating expenses	190,593	159,187
Profit (Loss) from operations	(162,811)	(108,580)
Total other income (expense)	13,563	(44,600)
Net income (loss)	(149,282)	(153,180)
Net income (loss) per share	$(0.00)	$(0.00)

Nine Month Period Ended September 30, 2017 Compared to Nine Month Period Ended September 30, 2016.

Our net loss for the nine month period ended September, 30 2017 was ($149,248) compared to a net loss of ($153,180) during the nine month period ended September 30, 2016 (a decrease in net loss of $3,932). We generated net revenues of $42,095 during the nine month period ended September 30, 2017 compared to $51,320 during the nine month period ended September 30, 2016 (a decrease in net revenue of $9,225). For our ViewScan, revenue is considered earned when the product is shipped to the customer. Service is a revenue source separate and apart from the sale of the product.  Generally, revenue is recognized at the completion of the installation. We measure backlog as orders for which a purchase order has been made. For our Medical Business, service revenue is considered earned when the service is provided.

We have experienced a decrease in sales of our products which resulted in decreased revenues for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016. The decreased revenue is the result of the cessation of the manufacturing of our product.

Cost of goods sold increased during the nine month period ended September 30, 2017 to $14,313 from $713 incurred during the nine month period ended September 30, 2016, resulting in a gross profit of $27,782 for the nine month period ended September 30, 2017 compared to a gross profit of $50,607 for the nine month period ended September 30, 2016. During the nine month period ended September 30, 2017, the increasing cost of goods sold was due to the sale of our demonstration product in our Medical Business.

During the nine month period ended September 30, 2017, we incurred operating expenses of $190,593 compared to $159,187 incurred during the nine month period ended September 30, 2016 (an increase of $31,406).  Operating expenses increased due to our opening and promotion of the medical business.

During the nine month period ended September 30, 2017, we incurred other income (expenses) of $13,563, consisting of interest expense of ($27,468) offset by a gain on the settlement of debt of $41,031 (2016: ($44.600)).

 The decrease in interest expense was due to payoff of a loan from a stockholder.

Our net loss during the nine month period ended September 30, 2017 was ($149,248) compared to a net loss of ($153,180) during the nine month period ended September 30, 2017.

The weighted average number of shares outstanding was 326,705,526 for the nine month period ended September 30, 2017 compared to 322,574,464 for the nine month period ended September 30, 2016.

Three Month Period Ended September 30, 2017 Compared to Three Month Period Ended September 30, 2016.

Our net loss for the three month period ended September 30, 2017 was ($43,610) compared to a net loss of ($50,908) during the three month period ended September 30, 2016, a decrease in net loss of ($7,298). We generated net revenues of $9,679 during the three month period ended September 30, 2017 compared to $7,180 during the three month period ended September 30, 2016 (an increase in net revenue of $2,499).

We have experienced a continuation of revenue from extended warranties and the revenue generated from our new venture the male therapies services we deliver.. The increase in total revenues was due to the launch of our Medical Business unit during the three months ended September 30, 2017, offsetting a decrease in the demand for our security products and or warranties.

Cost of goods sold increased during the three month period ended September 30, 2017 from $(21) to $6,485 incurred during the three month period ended September 30, 2016 resulting in a gross profit of $3,194 for the three month period ended September 30, 2017 compared to a gross profit of $7,201 for the three month period ended September 30, 2016.

During the three month period ended September 30, 2017, we incurred operating expenses of $78,679 compared to $47,297 incurred during the three month period ended September 30, 2016 (an increase of $31,382).

Operating expenses incurred during the three month period ended September 30, 2017 increased  compared to the three month period ended September 30, 2016 primarily due to a our efforts to start the medical clinic and consisted of advertising ,supplies and acquisition of software and materials related to the nature of the medical business.

Our loss from operations during the three month period ended September 30, 2017 was ($75,485) compared to a loss from operations of ($40,096) during the three month period ended September 30, 2016.

During the three month period ended September 30, 2017, we incurred other income (expenses) of $31,875, consisting of interest expense of ($9,156) offset by a gain on the settlement of debt of $41,031 (2016: ($10,812)).

After deducting other expense, we realized a net loss of ($43,610) for the three month period ended September 30, 2017 compared to a net loss of ($50,908) for the three month period ended September 30, 2016. The weighted average number of shares outstanding was 326,705,526 for the three month period ended September 30, 2017 compared to 326,705,526 for the three month period ended September 30, 2016.

trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2017

As of September 30, 2017, our current assets were $6,793 and our current liabilities were $1,977,422, which resulted in a working capital deficit of $1,970,629. As of September 30, 2017, current assets were comprised of: (i) $1,846 in cash; (ii) $3,859 in accounts receivable; and (iii) $1,088 in inventory.

As of September 30, 2017, current liabilities were comprised of: (i) $427,896 in accounts payable and accrued expenses; (ii) $234,935 in deferred compensation; (iii) $191,997 in accrued and withheld payroll taxes payable; (iv) $148,125 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $635,979 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $63,490.

As of September 30, 2017, our total assets were $9,985.

As of September 30, 2017, our total liabilities were $1,977,422 comprised of: (i) $1,977,422 in current liabilities; and (ii) $0 in long term portion of notes payable.

Stockholders' deficit increased from ($1,818,189) as of December 31, 2016 to ($1,967,437) as of September 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2017, net cash flows used in operating activities was ($43,019) compared to net cash flows used in operating activities of ($17,922) for the nine month period ended September 30, 2016.

Cash Flows from Investing Activities

For the snine month periods ended September 30, 2017 and September 30, 2016, net cash flows provided by investing activities was -0-.

Cash Flows from Financing Activities

We have financed our operations primarily from loans from shareholders. For the nine month period ended September 30, 2017, net cash flows provided from financing activities was $44,771 compared to $15,410 for the nine month period ended September 30, 2016. Cash flows from financing activities for the nine month period ended September 30, 2017 consisted of: $44,771 in loans received from stockholders.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past three fiscal years and had a net loss of $149,248 at September 30, 2017 and $153,180 at September 30, 2016. Our revenues from sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

The business strategy will be to establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction, including erectile dysfunction, testosterone replacement therapy, and procedures such as: hair restoration, Kybella (a under-chin fat reduction procedure) and Botox. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.
We have decided to call the wholly owned sub of View Systems Medical Therapeutics.  We operate one clinic so far and plan to open in multiple cities where the population density is in excess of 250,000.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities increased to $1,977,422 at the nine month period ended September 30, 2017 compared to $1,827,022 at fiscal year ended December 31, 2016. As of September 30, 2017, our short and long term notes payable consist of the following:

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

VIEW SYSTEMS, INC.

Date: November 20, 2017	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)