Form 10-K
period 2017-12-31
VIEW SYSTEMS INC
filed 2018-04-17
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 326,705,526 shares of common stock are outstanding as of April 17, 2018.

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

In 2017, the Company opened an erectile dysfunction clinic and begin developing this as a separate business line.

On May 18, 2016 we filed an 8K dissolving our agreement to acquire YM Advantage.

Our plan is to maintain our current course of security business and simultaneously add this new additional ED business to our line of products.

PRODUCTS AND SERVICES

We currently have the concealed weapons detection system product. We no longer manufacture the "first responder" system for competition reasons.   Our current principal products and services include:

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

Our services are generated from running our ED clinic.

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

We have incurred losses for the past two fiscal years, which consist of a net loss of $190,619 for 2016 and a net loss of $202,678 for 2017. In addition, we had an accumulated deficit of $29,367,990 at December 31, 2015 as compared with $29,558,609 at December 31, 2016. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of $202,678 for fiscal year ended December 31, 2017 and net cash used in operations of $45,838 for the fiscal year ended December 31, 2017. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2016, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm's report accompanying our December 31, 2016 and 2017 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern" for a period of one year from the issuance of the financial statements.  Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2017 was $202,678 and our net loss for the year ended December 31, 2016 was $190,619. Our accumulated deficit was $29,761,287 at December 31, 2017. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2017. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2017, and December 31, 2016 that expressed substantial doubt regarding our ability to continue as a going concern.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201, Owings Mills, Maryland, under a month to month cancellable operating lease. This location serves as both our principal executive office and assembly location for our proprietary products.  This lease is personally guaranteed by our CEO.

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
OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2017:	High	Low
Fourth Quarter	$0.003		$0.001
Third Quarter	$0.003		$0.002
Second Quarter	$0.003		$0.002
First Quarter	$0.003		$0.002

FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$0.003	`	0.002
Third Quarter	$0.003		$0.002
Second Quarter	$0.003		$0.002
First Quarter	$0.003		$0.002

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of April 16, 2018, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2015 and to current date, we issued an aggregate of 31,600,000  shares of unregistered common stock and 600,000 Series A preferred shares.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

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

Merger or Acquisitions  in 2017

As of this date, there are no pending acquisitions at the time of this filing.

Manufacturing

We no longer manufacture the ViewScan since we have determined a new improved model is needed to continue in the walk through portal security market.  Since we do not have funds to set up a new manufacturing process we are quiescent in our manufacturing activities.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2016 and 2015 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2017	2016
Revenues, net	$53,095	$58,295
Cost of sales	18,618	1,174
Gross profit (loss)	34,477	67,121
Total operating expenses	241,562	193,984
Loss from operations	(207,085)	(136,863)
Total other income (expense)	4,407	(53,756)
Net loss	(202,678)	(190,619)
Net loss per share	$(0.00)	$(0.00)

The following chart provides a breakdown of our sales in 2016 and 2015.

	2017	2016
ViewScan	$2,775	$7,570
Warranty	31,533	50,725
Service, installation, training, etc	18,787	0,0
Total	$53,095	$58.295

Our sales backlog at December 31, 2017 and December 31, 2016 was $-0--.

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016.

Our net loss for fiscal year ended December 31, 2016 was ($190,619) compared to a net loss of ($202,678) during fiscal year ended December 31, 2017 (an increase in net loss of $12,059).

We generated revenues of $58,295 during fiscal year ended December 31, 2016 compared to $53,095 during fiscal year ended December 31, 2017.

We have experienced a decrease in sales of our products, which resulted in decreased revenues for fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016.

Operating expenses incurred during fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2017 increased primarily due to a significant increase in professional fees, salaries and benefits, and administrative driven by a decrease in sales.

Thus, our loss from operations during fiscal year ended December 31, 2016 was ($190,619) compared to a loss from operations of ($202,612) during fiscal year ended December 31, 2017.

The weighted average number of shares outstanding was 323,612,873 for fiscal year ended December 31, 2016 compared to 323,612,873 for fiscal year ended December 31, 2017.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2017

As of December 31, 2017, our current assets were $82 and our current liabilities were $2,022,346, which resulted in a working capital deficit of $2,020,264. As of December 31, 2017, current assets were comprised of: (i) 82 in cash. As of December 31, 2017, current liabilities were comprised of: (i) $436,574 in accounts payable and accrued expenses; (ii) $264,744 in deferred compensation; (iii) $193,654 in accrued and withheld payroll taxes payable; (iv) $155,625 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $637,034 in loans from stockholders; (vii) $50,000 in notes payable; and (viii) deferred revenue of $59,715.

As of December 31, 2017, our total assets were $1,479 comprised of: (i) $82 in current assets; (ii) and property and equipment (net) of $1,397. The decrease in total assets during fiscal year ended December 31, 2017 from fiscal year ended December 31, 2016 was primarily due to the substantial decrease in cash and receivables.

As of December 31, 2017, our total liabilities were $2,022,346 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2017 from fiscal year ended December 31, 2016 was primarily due to the increase in accounts payable and accrued expenses and loans from stockholders.
Stockholders' deficit increased from ($1,818,189) for fiscal year ended December 31, 2016 to ($2,020,867) for fiscal year ended December 31, 2017.
Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2017, net cash flows used in investing activities was $45,826 compared to $15,410 for fiscal year ended December 31, 2016, which related to additions to fixed assets.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2017, net cash flows provided from financing activities was $0 compared to $0 for fiscal year ended December 31, 2016.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $202,678 at fiscal year ended December 31, 2017. Our revenues from several product sales have been decreasing and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2018 operations primarily with the revenue from service revenue and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to decrease in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $350,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations and to facilitate our new business plans.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2018 and we cannot assure the company we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2018, then we will be required to reduce our expenses and scale back our operations.

Going Concern

The market price of our common stock has fallen below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2018. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2018, then we may be required to further reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We lease 1,480 sq. ft. of office space at 6 Park Center Court, Suite 201, Owings Mills, Maryland which ended on August 30, 2017. We rent on a month to month basis.

Our total current liabilities increased to $2,025,029 at fiscal year ended December 31, 2017 compared to $1,827,022 at fiscal year ended December 31, 2016. As of December 31, 2017, our short and long term notes payable consist of the following:

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
DECEMBER 31, 2017 AND 2016

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated balance sheets of View Systems, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on the Company's consolidated financial statements based on my audits.  I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and am required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  As part of my audits I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.

My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audits provide a reasonable basis for my opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company's continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management's plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

I have served as the Company's auditor since 2016

Bayville, NJ
April 17, 2018

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
ASSETS

Current Assets
Cash	$82	$94
Accounts receivable	-	3,859
Inventory	-	1,088

Total current assets	82	5,041

Property and Equipment (Net)	1,397	2,197

Other Assets
Deposits	-	1,595

Total other assets	-	1,595

Total assets	$1,479	$8,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$436,574	$432,841
Deferred compensation	264,744	149,170
Accrued and withheld payroll taxes payable	193,654	187,030
Accrued interest payable	155,625	125,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	637,034	591,208
Notes payable	50,000	50,000
Deferred revenue	59,715	66,148

Total current liabilities	2,022,346	1,827,022

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	326,705
Common stock issuable	16,000	16,000
Additional paid-in capital	27,392,125	27,392,125
Accumulated deficit	(29,761,287)	(29,558,609)

Total stockholders' deficit	(2,020,867)	(1,818,189)

Total Liabilities and Stockholders' Deficit	$1,479	$8,833

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenues
Products sales and installation	$2,775	$7,570
Extended warranties	31,533	50,725
Service income	18,787	-

Total revenue	53,095	58,295

Cost of sales	18,618	1,174

Gross profit	34,477	57,121

Operating expenses
General and administrative	73,752	44,883
Professional fees	43,398	5,000
Salaries and benefits	120,553	144,101
Bad debt expense	3,859	-

Total operating expenses	241,562	193,984

Loss from operations	(207,085)	(136,863)

Other income (expense)
Forgiveness of debt	41,031	-
Interest expense	(36,624)	(53,756)

Total other income (expense)	4,407	(53,756)

Net loss	$(202,678)	$(190,619)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	326,705,526	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

						Additional
		Preferred	Common		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance, December 31, 2015	6,089,647	$6,090	312,205,526	$312,205	$16,000	$27,389,325	$(29,367,990)	$(1,644,370)

Conversion of 500,000 shares preferred to common	(500,000)	(500)	7,500,000	7,500	-	(7,000)	-	-

Common stock issued in payment of services	-	-	7,000,000	7,000	-	9,800	-	16,800

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(190,619)	(190,619)

Balance, December 31, 2016	5,589,647	5,590	326,705,526	326,705	16,000	27,392,125	(29,558,609)	(1,818,189)

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(202,678)	(202,678)

Balance, December 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,761,287)	$(2,020,867)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(202,678)	$(190,619)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	800	800
Common stock issued in payment of services	-	16,800
Gain from renegotiated debt	(41,031)	-
Bad debt expense	3,859	-

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	3,216
Inventory	1,088	-
Security deposit	1,595	-

Increase (decrease) in cash from:
Accounts payable and accrued expenses	44,764	34,139
Deferred compensation	115,574	111,335
Accrued and withheld payroll taxes payable	6,624	5,221
Accrued interest payable	30,000	30,000
Deferred revenue	(6,433)	(28,825)
Net cash used in operating activities	(45,838)	(17,933)

Cash flows from financing activities:
Proceeds/payments from stockholders loans	45,826	26,505
Principal payments on notes payable	-	(11,095)

Net cash provided by financing activities	45,826	15,410

Increase (decrease) in cash	(12)	(2,523)

Cash at beginning of year	94	2,617

Cash at end of year	$82	$94

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2017	2016

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Expenses paid with common stock	$-	$16,800

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the years ended December 31, 2017 and 2016, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Inventories

Inventories stated at the lower of cost or market.  Cost is determined by the first-in-first-out method (FIFO).  As of December 31, 2016 the Company's inventory consisted of a number of assembled units as well as unassembled parts of the product.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended December 31, 2017 and 2016 amounted to $800 and $800, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the years ended December 31, 2017 and 2016 were $3,322 and $125, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2017 and 2016 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2017

Loss from operations which is the amount
that is available to common stockholders	$(202,678)	326,705,526	$(0.00)

Year ended December 31, 2016

Loss from operations which is the amount
that is available to common stockholders	$(190,619)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the years ended December 31, 2017 and 2016, the Company incurred net losses of $202,678 and $190,619, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations.  It has implemented major plans to for the future growth and development of the Company.  Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.

Historically, the Company has financed its operations primarily through private financing.  It is management's intention to finance operations during the remainder of 2018 primarily through increased sales although there will still be a need for additional equity financing.  In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company.  There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

Due to the conditions and events discussed above, there is substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In May 2014, the FASB issued guidance on the recognition of revenue which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company is currently evaluating the impact of this guidance on its consolidated balance sheets and statement of operations.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4. NOTES PAYABLE

Notes payable as of December 31, 2017 and December 31, 2016 consists of the of a demand loan payable dated September 18, 2009 in the amount of $50,000 with interest at the rate of 5% per month.  The loan is secured by the Company's accounts receivable.  The note was payable in full on December 17, 2009 and is currently in default.

5. INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $28,308,000 as of December 31, 2017 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and they will start to expire in 2018.  IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards.  As of  the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2017 are as follows:
Effect of net operating loss carry forward	$8,209,000
Less evaluation allowance	(8,209,000)
Net deferred tax asset	$-

            The components of income tax expense (benefit) are as follows:

	Year ended
	December 31,	December 31,
	2017	2016
Net loss per financial statements which approximates
net loss per income tax returns	$ (202,678)	$(190,619)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(59,000)	(80,000)
Less valuation allowance	59,000	80,000

Net income tax expense (benefit)	$-	$-

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
The U.S. Tax Reform Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $3,680,000. As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount. Therefore, there is no impact on the Company's 2017 earnings for the law change.  In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018, if applicable.

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

7. OPERATING LEASE

In 2015 the Company leased 1,500 sq. ft. of office space under a non-cancellable lease at 1900 Lansdowne Road, Baltimore, Maryland with a monthly rent of $1,595 for a period of 3 years.  Effective July 31, 2016 the lease was terminated by mutual agreement with the landlord.  In 2017, the Company leased office space at 6 Park Center Court, Owings Mills, Baltimore, Maryland for use as its' Medical Clinic and Corporate Office.  The monthly rent is currently $2,126 and is on a month-to-month basis.  Rent expense was $26,379 and $10,701 for the years ended December 31, 2017 and 2016, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

During 2017 and 2016, the Company issued the following compensatory shares outside of its existing Stock Option and Restricted Share Plans at the discretion of the Board of Directors:

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

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at Dec 31, 2016	10,000,000	$0.03	1.24	$
Granted
Exercised
Forfeited
Outstanding at Dec 31, 2017	10,000,000	$0.03	0.50	$

Exercisable at Dec 31, 2017	10,000,000	$0.03		$

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 20176 AND 2015
9.     RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs.  The net proceeds from stockholders with unstructured payment plans amounted to $45,826 and $26,505 for the years ended December 31, 2017 and 2016, respectively.  The total balance due on unstructured loans from stockholders amounted to $637,034 and $591,208 at December 31, 2017 and 2016, respectively.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

 As of December 31, 2017, and 2016 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

12.  OPERATING SEGMENTS

The Company operates in two segments:  (1) the design, development and sale of computer software and hardware used in conjunction with surveillance capabilities and (2) a newly established business line in the Erectile Dysfunction Medical field.  The following table details net revenue and income before income taxes by segment:

	For the Years Ended
	2017	2016

Revenues
Security Systems	$34,308	$58,295
Medical	18,787	-
	$53,095	$58,295

Loss Before Taxes
Security Systems	$(138,257)	$(190,619)
Medical	(64,421)	-
	$(202,678)	$(190,619)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting was not effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	70	Chief Executive Officer, Treasurer, Secretary and Director	1998

Martin Maassen	76	Director	1999

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

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2017	$120,000 (1)	$-0-	$						$120,000
(Principal Chief Executive Officer, President and Director)	2016	120,000 (2)	-0-		-0- (3)					120,000

Martin Maassen	2017	0								0
(Director)	2016	0								0

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

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Martin Maassen	Common	10,829,624 (1)	3.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	20,812,200 (2)	6.3%
1550 Caton Center Drive, Suite E	Preferred	5,089,647	91.1% %
Baltimore, Maryland 21227
Address
All Directors and officers as a group (3 members)	Common	31,641,824	9.4%
	Preferred	5,089,647%	91.1%

(1) Represents 10,000,249 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(2) Represents 20,812,200 common shares held by Mr. Than and 350,625 common shares held by his spouse.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2017	2016
Audit fees	$10,000	$10,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2018.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	April 17, 2018
Gunther Than

/s/ Martin J. Maassen	Director	April 17, 2018
Martin J. Maassen