Form 10-Q
period 2018-03-31
VIEW SYSTEMS INC
filed 2018-05-22
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED March 31, 2018

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

Insert financials

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31	March 31,
	2018	2017
ASSETS

Current Assets
Cash	$9,226	$82
Accounts receivable	31,195	-

Total current assets	40,421	82

Property and Equipment (Net)	1,197	1,397

Total assets	$41,618	$1,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$451,897	$436,574
Deferred compensation	319,579	264,744
Accrued and withheld payroll taxes payable	195,310	193,654
Accrued interest payable	164,153	155,625
Accrued royalties payable	225,000	225,000
Loans from stockholders	625,633	637,034
Notes payable	62,813	50,000
Deferred revenue	4,792	59,715
Derivative liability	147,042	-

Total liabilities	2,196,219	2,022,346

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(29,895,021)	(29,761,287)

Total stockholders' deficit	(2,154,601)	(2,020,867)

Total Liabilities and Stockholders' Deficit	$41,618	$1,479

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues
Products sales and installation	$-	$589
Revenue from extended warranties	21,275	8,175
Service income	52,353	-

Total revenue	73,628	8,764

Cost of sales	6,176	-

Gross profit	67,452	8,764

Operating expenses
General and administrative	65,795	311
Professional fees	9,500	-
Salaries and benefits	60,000	30,000

Total operating expenses	135,295	30,311

Loss from operations	(67,843)	(21,547)

Other income (expense)
Derivative expense	(94,042)	-
Interest expense	(22,997)	(9,156)

Total other income (expense)	(117,039)	(9,156)

Net loss	$(184,882)	$(30,703)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	326,705,526	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(184,882)	$(30,703)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation	200	200
Accretion of debt discount	12,813	-
Derivative expense related to convertible note payable	94,042	-

Change in operating assets and liabilities:
Increase (decrease) in cash from:
Accounts receivable	(31,195)	-
Accounts payable and accrued expenses	15,323	(5)
Deferred compensation	54,835	29,572
Payroll taxes accrued and withheld	1,656	1,656
Accrued interest	8,528	7,500
Deferred revenue	(3,775)	(8,175)
Net cash provided by (used in) operating activities	(32,455)	45

Cash flows from financing activities:
Net payments for stockholders loans	(11,401)	(60)
Proceeds from notes payable	53,000	-

Net cash provided by (used in) financing activities	41,599	(60)

Increase (decrease) in cash	9,144	(15)

Cash at beginning of period	82	94

Cash at end of period	$9,226	$79

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended
March 31,
	2018	2017

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Interest expense paid with common stock	$-	$-
Notes payable paid by shareholder	$-	$-

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

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended March 31, 2018 and 2017, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-9, "Revenue from Contracts with Customers" and the related amendments ("Topic 606") using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative financial information for the three months ended March 31, 2017 has not been adjusted and continues to be reported under Topic 605, "Revenue Recognition".     Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of accumulated deficit was increased by $51,148, primarily relating to the accelerated recognition of revenue on installation projects.

Under Topic 606, revenue is measured based on consideration specified in the contract with a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Amounts billed to customers for shipping and handling are included in revenue.

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system.  The concealed weapons detection system and the digital video system each require installation and training.  The customer can engage us for installation and training, which is a separate performance obligation and apart from the sale of the product.  Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund.  Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.

During 2017 and 2018, the Company did not sell it's products or installation and training, but rather only sold extended warranties on its'existing installed units.  Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.  Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from extended warranty ratably over the warranty period.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended March 31, 2018 and 2017 amounted to $200 and $200, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended March  31, 2018 and 2017 were $25 and $0, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2018 and 2017 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended March 31, 2018

Loss from operations which is the amount
that is available to common stockholders	$(184,882)	326,705,526	$(0.00)

Period ended March 31, 2017

Loss from operations which is the amount
that is available to common stockholders	$(30,703)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

    The Company has incurred and continues to incur, losses from operations.  For periods ended March 31, 2018 and 2017, the Company incurred net losses of $184,882 and $30,703, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.

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

In May 2014, the FASB issued guidance on the recognition of revenue which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company is currently evaluating the impact of this guidance on its consolidated balance sheets and statement of operations.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.  The Company adopted this ASU on January 1, 2018.   See Note 1 for details of the implementation.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of March 31, 2018 and December 31, 2017 consists of the following:

	2016	2015

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Auctus Fund, LLC (see Note 13 re: derivative liability) Convertible promissory note dated January 12, 2018 with interest at 12% per annum with a nine month maturity date. At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.	53,000	-
Discount on convertible note	(40,187)	-

TOTAL	$62.813	$50,000

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

               For income tax purposes the Company has net operating loss carry forwards of $28,308,000 as of December 31, 2017 that may be used to offset future taxable income.  In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations.  The losses have accumulated since 1998 and start to expire in 2018.  IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards.  As of  the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

The U.S. Tax Reform Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business.  For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21%.  The rate reduction is effective January 1, 2018.  As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $3,680,000.  As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount.  Therefore, there is no impact on the Company's 2017 earnings for the law change.  In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets.  Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter in 2018, if applicable.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  CONVERTIBLE PREFERRED STOCK

At March 31, 2018 and December 31, 2017, the Company has  5,589,647 shares of Series A Preferred Stock outstanding.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock.  Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

7. OPERATING LEASE

In 2017, the Company leased office space at 6 Park Center Court, Owings Mills, Baltimore, Maryland for use as its' Medical Clinic and Corporate Office.  The monthly rent is currently $2,126, is through September 2018 and is renewable on a month to month basis..  Rent expense was $8,457 and $0 for the periods ended March 31, 2018 and 2017, respectively.

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

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at Dec 31, 2017	10,000,000	$0.03	50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at Mar 31, 2018	10,000,000	$0.03	25	$-

Exercisable at Mar 31, 2018	10,000,000	$0.03	-	$-

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  DERIVATIVE INSTRUMENT

             The Company has a note payable with elements that qualify as a derivative instrument.  The note payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.  The note bears interest at 12%, has a maturity of October 24, 2018 and convertible at the lowest trading price during the previous 25 days ending on the last trading day prior to notice, or 50% of the Lowest trading price during the previous 25 days ending on the last trading day prior to notice.  This variable conversion feature requires bifrucation from the convertible debenture and measurement at fair value.

             The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2018	$-
Additional issuance	53,000
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	94.042

Fair value, March 31, 2018	$147,042

             The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	220%
Annual risk-free interest rate	1.5%
Expected dividends	None

ASC 820, "Fair Value Measurements" and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument is categorized within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as at March 31, 2018 as follows:

Description	Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$147,042	$-	$-	$147,042
Total	$147,042	$-	$-	$147,042

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended March 31, 2018 and March 31, 2017 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our strategy for 2018 for ViewScan is to continue our extended warranty offerings and service provisions to the various installations we have.  In the short term, management continues to raise funds by providing parts and repair service work to our current installations.

Then, the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance new types of businesses. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

Products and Services

Our current products and services include:

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

Medical Services Including Men's Health and Physiological Quality of Life

The company has opened and is operating a medical clinic including physical examinations, medical advice and prescriptions.  The company has determined that there is a large demand by male consumers to extend their sexual ability and activities into later years.  Many maladies including cardiovascular inadequacies, high blood pressure, diabetes, smoking and obesity are inhibiting aging males from enjoying sexual activity with their mates.  Early results are stimulating the company to open more clinics, specifically in Pittsburg, Chicago and Philadelphia.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the three months ended March 31, 2018 and March 31, 2017 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2017.

SUMMARY COMPARISON OF OPERATING RESULTS*
	Three ended March 31,
	2018	2017
Revenues, net	$73,628	$8,764
Cost of sales	6,176	0
Gross profit (loss)	67,452	8,764
Total operating expenses	135,294	30,311
Profit (Loss) from operations	(67,843)	(21,547)
Total other income (expense)	(57,884)	(9,156)
Net income (loss)	(125,727)	(30,703)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2018 Compared to Three Month Period Ended March 31, 2017.

Our net loss for the three-month period ended March 31, 2018 was ($125,727) compared to a net loss of ($30,703) during the three month period ended March 31, 2018 (an increase in net loss of $95,024). We generated net revenues of $73,628 during the three month period ended March 31, 2018 compared to $8,764 during the three month period ended March 31, 2017 (an increase in net revenue of $64,864). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.
We have experienced an increase in sales of our services and products which resulted in increase revenues for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017. We believe the increased revenue is the result of the ramp up of services and the increase of sales of product.  We also continue service our install base of security products and we continue to receive purchase orders for the View Scan.

Cost of service provided and the goods sold increased during the three month period ended March 31, 2018 to $6,176 from $0 incurred during the three month period ended March 31, 2017, resulting in a gross profit of $67,452 for the three month period ended March 31, 2018 compared to a gross profit of $8,764 for the three month period ended March 31, 2017. During the three month period ended March 31, 2018, the increase of cost of goods sold and service provided was due to our growth of the new venture into men's health.
During the three month period ended March 31, 2018, we incurred operating expenses of $ 135,295 compared to $30,311 incurred during the three month period ended March 31, 2017 (an increase of $104,984).
Operating expenses incurred during the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017 increased primarily due to the increase in professional fees and general and administrative expenses.
Our net operating loss during the three-month period ended March 31, 2018 was ($125,727) compared to a net operating loss of ($30,703) during the three-month period ended March 31, 2017.
During the three-month period ended March 31, 2018, interest expense in the amount of ($10,184) (2017: ($9,156) was incurred. The increase in interest expense was due to continued interest paid on a loan from stockholder.
During the three-month period ended March 31, 2018, derivative expense in the amount of ($47,700) (2017: -0-) was incurred. The increase in derivative expense was due to due to a loan from a lending institution.
After deducting other expense, we realized a net loss of ($125,727) for the three month period ended March 31, 2018 compared to a net loss of ($30,703) for the three month period ended March 31, 2017.
The weighted average number of shares outstanding was 326,705,526 for the three month period ended March 31, 2018 compared to 326,705,526 for the three month period ended March 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2018

As of March 31, 2018, our current assets were $40,421 and our current liabilities were $2,188,212, which resulted in a working capital deficit of $2,100,091. As at the three month period ended March 31, 2018, current assets were comprised of: (i) $40,421 in cash; (ii) $31,195 in accounts receivable (net of allowance of $1,000); and (iii) $1,197 in inventory.

As of March 31, 2018, current liabilities were comprised of: (i) $451,897 in accounts payable and accrued expenses; (ii) $319,579 in deferred compensation; (iii) $195,310 in accrued and withheld payroll taxes payable; (iv) $164,153 in accrued interest payable; (v) $225,000 in accrued royalties payable; (vi) $625,633 in loans from stockholders; (vii) $103,000 in notes payable; (viii) deferred revenue of $55,940; and derivative liability of $100,700.

As of March 31, 2018 our total assets were $41,618 comprised of: (i) $40,421 in current assets; (ii) property and equipment (net) of $1,197; and (iii) $9,226 in deposits. The increase in total assets during the three month period from fiscal year ended December 31, 2017 was primarily due to the increase in accounts receivable.

As of March 31, 2018 our total liabilities were $2,188,212 comprised of: (i) $2,087,512 in current liabilities; and (ii) $100,700 in derivative liability.
Stockholders' deficit increased from ($2,020,867) for fiscal year ended December 31, 2017 to ($2,146,594) for the three month period ended March 31, 2018.
Cash Flows from Operating Activities

For the three month period ended March 31, 2018, net cash flows provided by operating activities was $32,455 compared to net cash flows used in operating activities of ($45) for the three month period ended March 31, 2017.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2017 and March 31, 2016, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2018, net cash flows provided from financing activities was $11,401 compared to $60 for the three-month period ended March 31, 2017. Cash flows from financing activities for the three month period ended March 31, 2018 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $53,000 in notes payable which was offset by ($0) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $125,727 at March 31, 2018 and $30,703 at March 31, 2017. Our revenues from service and product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

We have established one working medical clinic and are in process of opening others in selected cities.  The business strategy will be to establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction, including erectile dysfunction, testosterone replacement therapy, and premature ejaculation. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.  One particular attractive procedure will be hair rejuvenation and restoration using platelet rich plasma injections.

Going Concern
If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2018. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2018, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES
Our total current liabilities increased to $2,188,212 at the three month period ended March 31, 2018 compared to $2,022,346 at fiscal year ended December 31, 2017. As of March 31, 2018, our short and long term notes payable consist of the following:

● ●
We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.  The lender has not demanded repayment.

We are not in default of a convertible promissory note $53,000 dated January 12, 2018 with interest at 12% per annum with a nine month maturity date.  At any time prior to the  complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: May 22, 2018	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)