Form 10-Q
period 2018-06-30
VIEW SYSTEMS INC
filed 2018-08-28
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2018
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED June 30, 2018

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

Insert financials

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2018	2017

Current Assets
Cash	$ 379	$ 82
Accounts receivable	15,985	-

Total current assets	16,364	82

Property and Equipment (Net)	997	1,397

Total assets	$ 17,361	$ 1,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 186,709	$ 436,574
Deferred compensation	60,000	264,744
Accrued and withheld payroll taxes payable	196,966	193,654
Accrued interest payable	171,653	155,625
Accrued royalties payable	-	225,000
Loans from stockholders	324,253	637,034
Notes payable	80,480	50,000
Deferred revenue	1,517	59,715
Derivative liability	96,000	-

Total liabilities	1,117,578	2,022,346

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(28,840,637)	(29,761,287)

Total stockholders' deficit	(1,100,217)	(2,020,867)

Total liabilities and stockholders' deficit	$ 17,361	$ 1,479

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues
Product sales and Installation	$-	$1,398	$-	$1,987
Extended warranties	775	10,975	22,050	19,150
Service income	33,849	11,279	86,202	11,279

Total revenue	34,624	23,652	108,252	32,416

Cost of sales	9,297	7,828	15,473	7,828

Gross profit	25,327	15,824	92,779	24,588

Operating expenses
General and administrative	44,275	42,902	110,070	43,213
Professional fees	3,000	8,148	12,500	8,148
Salaries and benefits	-	30,553	60,000	60,553

Total operating expenses	47,275	81,603	182,570	111,914

Loss from operations	(21,948)	(65,779)	(89,791)	(87,326)

Other Income (expense)
Derivative expense	51,042	-	(43,000)	-
Gain from renegotiation of debt	1,052,113	-	1,052,113	-
Interest expense	(26,823)	(9,156)	(49,820)	(18,312)

Total other income (expense)	1,076,332	(9,156)	959,293	(18,312)

Net income (loss)	$1,054,384	$(74,935)	$869,502	$(105,638)

Net Income (loss) per share (basic)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding (basic)	326,705,526	326,705,526	326,705,526	326,705,526

Net Income (loss) per share (diluted)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding (diluted)	411,290,231	326,705,526	411,290,231	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$869,502	$(105,638)
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	400	400
Gain from renegotiation of debt	(1,052,113)
Accretion of debt discount	30,480	-
Derivative expense related to convertible note payable	43,000	-

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	(15,985)	-

Increase (decrease) in cash from:
Accounts payable	(13,186)	(4)
Deferred compensation	84,335	57,114
Accrued interest	16,028	15,000
Payroll taxes accrued and withheld	3,312	3,312
Deferred revenue	(7,050)	(8,150)

Net cash used in operating activities	(41,277)	(37,966)

Cash flows from financing activities:
Net payments for stockholders loans	(11,426)	41,180
Proceeds from notes payable	53,000	-

Net cash provided by financing activities	41,574	41,180

Increase in cash	297	3,214

Cash at beginning of period	82	94

Cash at end of period	$379	$3,308

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2018	2017

Non cash investing and financing activities:

Reduction in loans from shareholders by agreement	$301,354	$-
	$-	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended June 30, 2018 and 2017, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-9, "Revenue from Contracts with Customers" and the related amendments ("Topic 606") using the modified retrospective method.  Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018.  Therefore, the comparative financial information for the six months ended June 30, 2017 has not been adjusted and continues to be reported under Topic 605, "Revenue Recognition".  Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of accumulated deficit was increased by $51,148, primarily relating to the accelerated recognition of revenue on installation projects.

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

During 2017 and 2018, the Company did not sell its products or installation and training, but rather only sold extended warranties on its' existing installed units.  Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire.  Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue recognition standards.  The Company recognizes revenue from extended warranty ratably over the warranty period.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended June 30, 2018 and 2017 amounted to $200 and $200, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the six months ended June  30, 2018 and 2017 were $25 and $3,072, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2018 and 2017 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2018

Loss from operations which is the amount
that is available to common stockholders	$826,502	326,705,526	$(0.00)

Period ended June 30, 2017

Loss from operations which is the amount
that is available to common stockholders	$(105,638)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

    The Company has incurred and continues to incur, losses from operations.  For the periods ended June  30, 2018 and 2017, the Company incurred net losses from operations  $89,791 and $87,326, respectively.  In addition, certain notes payable have come due and the note holders are demanding payment.
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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of March 31, 2018 and December 31, 2017 consists of the following:

	2018	2017

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Auctus Fund, LLC (see Note 13 re: derivative liability) Convertible promissory note dated January 12, 2018 with interest at 12% per annum with a nine month maturity date. At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.	53,000	-
Discount on convertible note	(22,520)	-

TOTAL	$80,480	$50,000

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

The U.S. Tax Reform Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business.  For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21%.  The rate reduction is effective January 1, 2018.  As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $3,680,000.  As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount.  Therefore, there is no impact on the Company's 2017 earnings for the law change.  In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets.  Additional analysis of the law and the impact to the company will be performed and any impact will be recorded in the respective quarter in 2018, if applicable

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  CONVERTIBLE PREFERRED STOCK

At June 30, 2018 and December 31, 2017, the Company has  5,589,647 shares of Series A Preferred Stock outstanding.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock.  Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

7. OPERATING LEASE

In 2017, the Company leased office space at 6 Park Center Court, Owings Mills, Baltimore, Maryland for use as its' Medical Clinic and Corporate Office.  The monthly rent is currently $2,126, is through September 2018 and is renewable on a month to month basis.  Rent expense was $18,330 and $8,663 for the six months ended June 30, 2018 and 2017, respectively.

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

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at December 31, 2017	10,000,000	$0.03	50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(10,000,000)
Outstanding at June 30, 2018	-	$0.03	25	$-

Exercisable at June 30, 2018	-	$0.03	-	$-

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend
Expected Life (in years)	5.00
Risk-Free Interest Rate	0.78%
Expected Volatility	325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs.  The net payments to stockholders with unstructured payment plans amounted to ($11,427) and $41,180 for the periods ended June 30, 2018 and 2017, respectively.  During this quarter ended June 30, 2018 certain shareholders have opted to forgive these  loans and waive their rights for  repayment.  The total amount forgiven was $301,355.  After these reductions, the total balance due on unstructured loans from stockholders amounted to $324,253 and $637,034 at June 30, 2018 and December 31, 2017, respectively.  Loans from stockholders made with repayment terms are described in Note 4 above.

10.      ISSUABLE COMMON STOCK

             As of June 30, 2018 and December 31, 2017 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

12.  OPERATING SEGMENTS

             Beginning in the second quarter of 2017, the Company operates in two segments:  (1) the design, development and sale of computer software and hardware used in conjunction with surveillance capabilities and (2) a newly established business line in the Erectile Dysfunction Medical field.  The following table details net revenue and income before income taxes by segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues
Security Systems	$775	$112,373	$22,050	$21,137
Medical	33,849	11,279	86,202	11,279

	$34,624	$23,652	$108,252	$32,416

Income (Loss) Before Taxes
Corporate
Security Systems	$1,102,531	$(29,789)	$951,406	$(60,492)
Medical	(48,147)	(45,146)	(81,904)	(45,146)

	$1,054,384	$(74,935)	$869.502	$(105,638)

17

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

             The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2018	$-
Additional issuance	53,000
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	43,000

Fair value, June 30, 2018	$96,000

             The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	220%
Annual risk-free interest rate	1.5%
Expected dividends	None

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as at June 30, 2018 as follows:

Description	Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$96,000	$-	$-	$96,000
Total	$96,0000	$-	$-	$96,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six-month period ended June 30, 2018 and June 30, 2017 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Then, the next phase of our business plan will be to raise additional funds through common stock offerings and loans to provide working capital to finance additional businesses. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the six months ended June 30, 2018 and June 30, 2017 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2017.

SUMMARY COMPARISON OF OPERATING RESULTS*
	For Six Months ended June 30,
	2018	2017
Revenues, net	$108,252	$32,416
Cost of sales	15,473	7,828
Gross profit (loss)	92,779	24,588
Total operating expenses	182,570	111,914
Profit (Loss) from operations	(89,791)	(87,326)
Total other income (expense)	959,293	(18,312)
Net income (loss)	869,502	(105,638)
Net income (loss) per share	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2018 Compared to Six Month Period Ended June 30, 2017.

Our net income (loss) for the six-month period ended June 30, 2018 was $869,502 compared to a net loss of ($105,638) during the six-month period ended June 30, 2017 (an increase in net income of $975,140). We generated net revenues of $108,252 during the six-month period ended June 30, 2018 compared to $32,416 during the six-month period ended June 30, 2017 (an increase in net revenue of $75,836). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.
We have experienced an increase in sales of our services and products which resulted in increase revenues for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. We believe the increased revenue is the result of the ramp up of services and the increase of sales of product.  We also continue service our install base of security products and we continue to receive purchase orders for the View Scan.
Cost of service provided and the goods sold increased during the six-month period ended June 30, 2018 to $15,473 from $7,828 incurred during the six-month period ended June 30, 2017, resulting in a gross profit of $92,779 for the six-month period ended June 30, 2018 compared to a gross profit of $24,588 for the six-month period ended June 30, 2017. During the six-month period ended June 30, 2018, the increase of cost of goods sold and service provided was due to our growth of the new venture into men's health.
During the six-month period ended June 30, 2018, we incurred operating expenses of $182,570 compared to $111,914 incurred during the six-month period ended June 30, 2017 (an increase of $70,656).
Operating expenses incurred during the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 increased primarily due to the increase in professional fees and general expenses.
Our net operating loss during the six-month period ended June 30, 2018 was ($89,791) compared to a net operating loss of ($87,326) during the six-month period ended June 30, 2017.
During the six-month period ended June 30, 2018, interest expense in the amount of ($49,820) (2017: ($18,312) was incurred. The increase in interest expense was due to amortization of the debt discount on the convertible debenture.
During the six-month period ended June 30, 2018, derivative expense in the amount of ($43,000) (2017: -0-) was incurred. The increase in derivative expense was due to due to the remeasurement of the derivative liability associated with the convertible debenture.
During the six-month period ended June 30, 2018, we recognized other income of $1,052,113 due to the forgiveness and settlement of various liabilities.
We recognized net income of $869,502 for the six-month period ended June 30, 2018 compared to a net loss of ($105,638) for the three month period ended June 30, 2017.
The weighted average number of shares outstanding was 326,705,526 for the six-month period ended June 30, 2018 compared to 326,705,526 for the six-month period ended June 30, 2017.

Three Month Period Ended June 30, 2018 Compared to Three Month Period Ended June 30, 2017.
Our net income (loss) for the three-month period ended June 30, 2018 was $1,054,384 compared to a net loss of ($74,935) during the three-month period ended June 30, 2017 (an increase in net income of $1,129,319). We generated net revenues of $34,624 during the three-month period ended June 30, 2018 compared to $23,652 during the three-month period ended June 30, 2017 (an increase in net revenue of $10,972). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.
We have experienced an increase in sales of our services and products which resulted in increase revenues for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. We believe the increased revenue is the result of the ramp up of services and the increase of sales of product.  We also continue service our install base of security products and we continue to receive purchase orders for the View Scan.

Cost of service provided and the goods sold increased during the three-month period ended June 30, 2018 to $9,297 from $7,828 incurred during the three-month period ended June 30, 2017, resulting in a gross profit of $25,327 for the three-month period ended June 30, 2018 compared to a gross profit of $15,824 for the three-month period ended June 30, 2017. During the three-month period ended June 30, 2018, the increase of cost of goods sold and service provided was due to our growth of the new venture into men's health.
During the three-month period ended June 30, 2018, we incurred operating expenses of $47,275 compared to $81,603 incurred during the six-month period ended June 30, 2017 (a decrease of $34,828).
Operating expenses incurred during the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 decreased primarily due to a decrease in salaries and benefits to management.
Our net operating loss during the three-month period ended June 30, 2018 was ($21,948) compared to a net operating loss of ($65,779) during the six-month period ended June 30, 2017.
During the three-month period ended June 30, 2018, interest expense in the amount of ($26,823) (2017: ($18,312) was incurred. The increase in interest expense was due to amortization of the debt discount on the convertible debenture.
During the three-month period ended June 30, 2018, derivative expense in the amount of $51,042 (2017: -0-) was incurred. The increase in derivative expense was due to due to the remeasurement of the derivative liability associated with the convertible debenture.
During the six-month period ended June 30, 2018, we recognized other income of $1,052,113 due to the forgiveness and settlement of various liabilities.
We recognized net income of $1,054,384 for the three-month period ended June 30, 2018 compared to a net loss of ($74,395) for the three month period ended June 30, 2017.
The weighted average number of shares outstanding was 326,705,526 for the three-month period ended June 30, 2018 compared to 326,705,526 for the three-month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2018

As of June 30, 2018, our current assets were $16,364 and our current liabilities were $1,117,578, which resulted in a working capital deficit of $1,101,214. As of June 30, 2018, current assets were comprised of: (i) $379 in cash and; (ii) $15,985 in accounts receivable.

As of June 30, 2018, current liabilities were comprised of: (i) $186,709 in accounts payable and accrued expenses; (ii) $60,000 in deferred compensation; (iii) $196,966 in accrued and withheld payroll taxes payable; (iv) $171,653 in accrued interest payable; (v) $324,253 in loans from stockholders; (vi) $103,000 (net discount of $22,520) in notes payable; (vii) deferred revenue of $1,517; and (viii) derivative liability of $96,000.

As of June 30, 2018 our total assets were $17,361 comprised of: (i) $16,364 in current assets; and (ii) property and equipment (net) of $997. The increase in total assets during the six-month period from fiscal year ended December 31, 2017 was primarily due to the increase in accounts receivable.

As of March 31, 2018 our total liabilities were $1,117,578, all current liabilities.
Stockholders' deficit increased from ($2,020,867) for fiscal year ended December 31, 2017 to ($1,100,217) for the six-moth period ended June 30, 2018.
Cash Flows from Operating Activities

For the six-month period ended June-30, 2018, net cash flows used in operating activities was $(41,277) compared to net cash flows used in operating activities of ($37,966) for the six-month period ended June 30, 2017.

Cash Flows from Investing Activities

For the six-month periods ended June 30, 2018 and June 30, 2017, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six-month period ended June 30, 2018, net cash flows provided from financing activities was $41,573 compared to $41,180 for the six-month period ended June 30, 2017. Cash flows from financing activities for the six-month period ended June 30, 2018 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $53,000 in notes payable which was offset by ($11,426) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net operating loss of $89,791 at June 30, 2018 and $87,326 at June 30, 2017. Our revenues from service and product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

We have established one working medical clinic and are in process of opening others in selected cities.  The business strategy is to additionally establish multiple concierge, all-inclusive medical practices, providing a "one-stop shop" for most issues relating to male sexual dysfunction and testosterone replacement therapy. By establishing or acquiring "men's clinics" in select geographic areas, View's business strategy is to capitalize on two irrefutable trends that are currently at play in the marketplace: an aging population and the rising prevalence of certain medical conditions cause erectile dysfunction such as diabetes, high blood pressure, smoking, obesity prostate issues etc.

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

COMMITMENTS AND CONTINGENT LIABILITIES
Our total current liabilities decreased to $1,117,578 at June 30, 2018 compared to $2,022,346 at fiscal year ended December 31, 2017. As of June 30, 2018, our short and long term notes payable consist of the following:

Changes in Internal Control Over Financial Reporting

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.  The lender has not demanded repayment.
We are not in default of a convertible promissory note $53,000 dated January 12, 2018 with interest at 12% per annum with a nine-month maturity date.  At any time prior to the  complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.   In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2017, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: August 28, 2018	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)