Form 10-Q
period 2018-09-30
VIEW SYSTEMS INC
filed 2018-11-21
CIK 1075857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 21, 2018
Common Stock, $.001 par value per share	326,705,526

VIEW SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

Insert financials

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2018	2017

Current Assets
Cash	$-	$37

Total current assets	-	37

Property and Equipment (Net)	797	1,397

Assets of Discontinued Operations	10,367	45

Total assets	$11,164	$1,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$73	$-
Accounts payable	161,215	425,212
Deferred compensation	-	264,744
Accrued and withheld payroll taxes payable	134,237	193,654
Accrued interest payable	1,028	155,625
Accrued royalties payable	-	225,000
Loans from stockholders	266,512	584,136
Notes payable	112,114	50,000
Deferred revenue	2,800	59,715
Derivative liability	132,870	-
Liabilities of discontinued operations	77,029	64,260

Total liabilities	887,878	2,022,346

Stockholders' Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value,
Issued and outstanding 326,705,526	326,705	326,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,392,125	27,392,125
Accumulated deficit	(28,617,134)	(29,761,287)

Total stockholders' deficit	(876,714)	(2,020,867)

Total liabilities and stockholders' deficit	$11,164	$1,479

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Product sales and Installation	$-	$-	$-	$1,987
Extended warranties	7,317	6,108	29,367	25,258
Service income	1,735	-	1,735	-

Total revenue	9,052	6,108	31,102	27,245

Cost of sales	-	-	-	14,313

Gross profit	9,052	6,108	31,102	12,932

Operating expenses
General and administrative	20,608	4,913	44,045	7,677
Professional fees	7,000	40,000	13,500	40,000
Salaries and benefits	-	30,000	-	90,553

Total operating expenses	27,608	74,913	57,545	138,230

Loss from continuing operations	(18,556)	(68,805)	(26,443)	(125,298)

Other Income (expense)
Change in value of derivative liability	20,797	-	(22,203)	-
Gain from renegotiation of debt	220,010	41,031	1,272,123	41,031
Interest expense	(82,465)	(9,156)	(85,777)	(27,468)

Total other income (expense)	158,342	31,875	1,164,143	13,563

Net income (loss) from continuing operations	139,786	(36,930)	1,137,700	(111,735)

Income (loss) from discontinued operations	37,209	(6,680)	(44,695)	(37,513)

Net income (loss)	$176,995	$(43,610)	$1,093,005	$(149,248)

Net Income (loss) per share (basic and diluted)
Continuing operations	-	-	-	-
Discontinued operations	-	-	-	-
	$-	$-	$-	$-

Weighted average shares outstanding
(basic and diluted)	326,705,526	326,705,526	326,705,526	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,093,005	$(149,248)
Loss from discontinued operations	44,695	37,513
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	600	600
Gain from renegotiation of debt	(1,272,123)	(41,031)
Accretion of debt discount	22,203	-
Change in value of derivative liability	82,228	-

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	-
Deposit	-

Increase (decrease) in cash from:
Accounts payable	3,013	36,086
Deferred compensation	-	85,765
Accrued interest	-	22,500
Payroll taxes accrued and withheld	-	4,967
Deferred revenue	(5,767)	(2,658)

Net cash used in operating activities- continuing operations	(32,146)	(5,506)
Net cash used in operating activities- discontinued operations	(41,846)	(37,513)
Net cash used in operating activities	(73,992)	(43,019)

Cash flows from financing activities:
Bank overdraft	73
Loans to/from stockholders	(19,118)	44,771
Proceeds from notes payable	93,000	-

Net cash provided by financing activities	73,955	44,771

Increase (decrease) in cash	(37)	1,752

Cash at beginning of period	37	94

Cash at end of period	$-	$1,846

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

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the "Company") designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities.  The technology utilizes the compression and decompression of digital inputs.  In March 2002, the Company acquired Milestone Technology, Inc., which has developed a concealed weapons detection portal.  In July 2009, the Company acquired FibreXpress, Inc., which is a company that specializes in developing and selling equipment and components for the fiber optic and communication cable industries.  During the second quarter of 2017, the Company established a new business line in the Erectile Dysfunction Medical market by opening one clinic within its' Medical Therapeutics subsidiary,.  The company is divesting itself from the Medical Therapeutics subsidiary for equity in the acquiring entity.

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

  Management's determination is that the accounts receivable are collectible and therefore no allowance for possible uncollectible accounts receivable has been recorded for the periods ended September 30, 2018 and 2017, respectively.

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

Equipment 5-7 years
Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred.  Depreciation expense for the periods ended September 30, 2018 and 2017 amounted to $600 and $600, respectively.

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

Advertising

Advertising costs are charged to operations as incurred.  Advertising costs for the periods ended September 30, 2018 and 2017 were $25 and $3,322, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock.  The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2018 and 2017 does not include potential shares of common stock equivalents, as their impact would be antidilutive.  The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended September 30, 2018

Loss from operations which is the amount
that is available to common stockholders	$1,093,005	326,705,526	$(0.00)

Period ended September 30, 2017

Loss from operations which is the amount
that is available to common stockholders	$(149,248)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations.  For the periods ended September 30, 2018 and 2017, the Company incurred net losses from operations $26,443 and $152,298, respectively.  In addition, certain notes payable has come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Notes payable as of September 30, 2018 and December 31, 2017 consists of the following:

	2018	2017

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company's accounts receivable. The note was payable in full on December 17, 2009 and is currently in default	50,000	50,000

Auctus Fund, LLC (see Note 13 re: derivative liability) Convertible promissory note dated June 22, 2018 with interest at 12% per annum with a nine month maturity date. At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock	40,000

Auctus Fund, LLC (see Note 13 re: derivative liability) Convertible promissory note dated January 12, 2018 with interest at 12% per annum with a nine month maturity date. At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.	53,000	-
Discount on convertible note	(22,520)	-

TOTAL	$120,480	$50,000

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

At September 30, 2018 and December 31, 2017, the Company has 5,589,647 shares of Series A Preferred Stock outstanding.  Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock.  Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

7. OPERATING LEASE

In 2017, the Company leased office space in, Owings Mills, Baltimore, Maryland for use as its' Medical Clinic and Corporate Office.  That lease was terminated in July and the operations were moved to Pittsburgh, PA. The monthly rent on that site is $1,842 per month and the Company is obligated under that lease until August 2019 at which time is renewable on a month to month basis.  Rent expense was $23,724 and $10,776 for the periods ended September 30, 2018 and 2017, respectively.

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

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Outstanding at December 31, 2017	10,000,000	$0.03	50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(10,000,000)
Outstanding at September 30, 2018	-	$0.00	25	$-

Exercisable at September 30, 2018	-	$0.00	-	$-

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:

Annual Dividend
Expected Life (in years)	5.00
Risk-Free Interest Rate	0.78%
Expected Volatility	325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs.  The net payments to stockholders with unstructured payment plans amounted to $19,118 for the period ended September 30, 2018 and net advances of  $44,771for the period ended September 30, 2017.  During the second quarter of 2018 certain shareholders have opted to forgive these  loans and waive their rights for  repayment.  The total amount forgiven was $301,354.  After these reductions, the total balance due on unstructured loans from stockholders amounted to $316,562 and $637,034 at September 30, 2018 and December 31, 2017, respectively.  Loans from stockholders made with repayment terms are described in Note 4 above.

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

17

VIEW SYSTEMS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DERIVATIVE INSTRUMENT

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

             The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2018	$-
Additional issuance	53,000
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	79.870

Fair value, September 30, 2018	$132,870

             The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	220%
Annual risk-free interest rate	1.5%
Expected dividends	None

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as at September 30, 2018 as follows:

Description	Fair Value Measurements at September 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$96,000	$-	$-	$96,000
Total	$96,0000	$-	$-	$96,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine-month period ended September 30, 2018 and September 30, 2017 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan. In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder.  In August of 2018 we licensed our current version of the ViewScan to a company called Ipvideo Corporation.  The conditions of the license are that they will bear all cost of manufacturing and sales and pay View Systems $300 per unit sold by them.

Our strategy for 2019 is to develop a subsequent ViewScan that is technologically superior and has a wider opening.  The opening for doorways used in commercial buildings is a minimum of 36 inches.  There currently are no Concealed Weapons Detection walkthrough archways that have a standard 36-inch opening.  We believe based on past experiments that View Systems is able to create a portal that facilitates a 36 inch plus through way,

Then, the next phase of our business plan will be to raise additional funds through common stock offerings and loans to provide working capital to finance the development of a new and exclusive walk through that will be unique and desirable by security product vendors and for government applications. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity or the payment of debt obligations with cash.
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

Medical Services Including Men's Health and Physiological Quality of Life

The company has decided to sell its division; which is comprised of Men's Health clinic interests, to an outside firm for 1. Payment of debt incurred in starting the clinics and 2. Participation in equity of the receiving entity.  We are currently negotiating the final details of the transaction.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries.  These charts and discussions summarize our financial statements for the nine months ended September 30, 2018 and September 30, 2017 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2017.

SUMMARY COMPARISON OF OPERATING RESULTS*
	For Nine Months ended September 30,
	2018	2017
Revenues, net	$31,102	$27,245
Cost of sales	-	14,313
Gross profit (loss)	31,102	12,932
Total operating expenses	57,545	138,230
Profit (Loss) from operations	(26,443)	(125,298)
Total other income (expense)	1,164,143	13,563
Loss from discontinued operations	(44,695)	(37,513)
Net income (loss)	1,093,005	(149,248)
Net income (loss) per share	$(0.00)	$(0.00)

Nine Month Period Ended September 30, 2018 Compared to Nine Month Period Ended September 30, 2017.

Our net income for the nine-month period ended September 30, 2018 was $1,093,005 compared to a net loss of ($149,248) during the nine-month period ended September 30, 2017 (an increase in net income of $1,242,253).  We generated net revenues of $31,102 during the nine-month period ended September 30, 2018 compared to $27,245 during the nine-month period ended September 30, 2017 (an increase in net revenue of $3,857). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.
We have experienced an increase in sales of our services and products which resulted in increase revenues for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017. This increase is due to an increase in orders for the View Scan.  We have licensed the View Scan to Ipvideo to whom we licensed our SecureScan product.
Cost of service provided and the goods sold decreased during the nine-month period ended September 30, 2018 to  $-0- from $14,313 incurred during the nine-month period ended September 30, 2017, resulting in a gross profit of $31,102 for the nine-month period ended September 30, 2018 compared to a gross profit of $12,932 for the nine-month period ended September 30, 2017.
During the nine-month period ended September 30, 2018, we incurred operating expenses of $57,545 compared to $138,230 incurred during the nine-month period ended September 30, 2017 a decrease of $80,685.
Operating expenses incurred during the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 decreased primarily due to the decrease in professional fees and general expenses.
Our net income during the nine-month period ended September 30, 2018 was $1,093,005 compared to a net loss of ($149,248) during the nine-month period ended September 30, 2017.
During the nine-month period ended September 30, 2018, interest expense in the amount of ($85,777) (2017: ($27,468) was incurred. The increase in interest expense was due to continued interest paid on a loan.
During the nine-month period ended September 30, 2018, a change of ($22,203) in value in derivative liability was incurred.
During the nine-month period ended September 30, 2018, we recognized other income of $1,272,123 due to the forgiveness and settlement of various liabilities.
After deducting other expense, we realized a net income of $1,137,700 for the nine-month period ended September 30, 2018 compared to a net loss of ($111,735) for nine-month period ended September 30, 2017.
The weighted average number of shares outstanding was 326,705,526 for the nine-month period ended June 30, 2018 compared to 326,705,526 for the nine-month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2018

As of September 30, 2018, our current assets were $0 and our current liabilities were $887,878, which resulted in a working capital deficit of $887,878.

As of September 30, 2018, current liabilities were comprised of: (i) $161,215 in accounts payable and accrued expenses; (ii) –$73- in a bank overdraft; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $1,028 in accrued interest payable; (v) –(0)- in accrued royalties payable; (vi) $266,512 loans from stockholders; (vii) $112,114 in notes payable; (viii) deferred revenue of $2,800; derivative liability of $132,870 and $77,029 of liabilities from discontinued operations.

As of September 30, 2018 our total assets were $11,164 comprised of: (i) -0- in current assets; (ii) property and equipment (net) of $797; and (iii) $10,367 of assets of discontinued operations. The increase in total assets during the nine-month period from fiscal year ended December 31, 2017 was primarily due to the increase in accounts receivable, which is included within assets of discontinued operations.

At September 30, 2018 our total liabilities were $887,878.

 Stockholders' deficit decreased from ($2,020,867) for fiscal year ended December 31, 2017 to ($876,714) for the nine-month period ended September 30, 2018.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2018, net cash flows provided by operating activities was $(73,992) compared to net cash flows used in operating activities of ($43,019) for the nine-month period ended September 30, 2017.

Cash Flows from Investing Activities

For the six-month periods ended June 30, 2018 and June 30, 2017, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended September 30, 2018, net cash flows provided from financing activities was $73,995 compared to $44,771 for the nine-month period ended September 30, 2017. Cash flows from financing activities for the nine-month period ended September 30, 2018 consisted of: (i) $73 in a bank overdraft; and (ii) $0 in loans received from stockholders; and (iii) $93,000 in notes payable which was offset by ($19,118) in principal payment on notes payable.

PLAN OF OPERATION AND FUNDING

We have had a net income of $1,093,005 at September 30, 2018 compared to a loss of $(149,248) at September 30, 2017. Our revenues have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.

Our Board of Directors had decided to start medical clinics the Erectile Dysfunction market which we did during 2017 and the last nine months of 2018.

We have been offered an acquisition of the clinics by a group of professionals experienced in the Erectile Dysfunction.

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2019. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2019, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management's views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES
Our total current liabilities decreased at the nine month period ended September 30, 2018 to $887,878 compared to $2,022,346 at fiscal year ended December 31, 2017. As of September 30, 2018, our short and long term notes payable consist of the following:

We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest had accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender.  The lender has not demanded repayment.

We are in default of a convertible promissory note $53,000 dated January 12, 2018 with interest at 12% per annum with a nine-month maturity date.  At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company's common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: November 21, 2018	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)