Form 10-K
period 2018-12-31
VIEW SYSTEMS INC
filed 2019-06-17
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Colorado	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7833 Walker Drive, Suite 520 Greenbelt, MD, 20770	20770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: ( ###-##-####)

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

[ ]	Large accelerated filer	[ ]	Accelerated filer

[ ]	Non-accelerated filer	[X]	Smaller reporting company

		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as of the last business day of the most recently completed second fiscal quarter, was $707,585.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 329,705,526 shares of common stock are outstanding as of June 13, 2019.

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

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “View Systems”, “we”, “us” and “our” are to View Systems, Inc.

CORPORATE HISTORY

View Systems was incorporated in Florida on January 25, 1989, as Beneficial Investment Group, Inc. and became active in September 1998 when we began development of our digital video product line and changed the company’s name to View Systems, Inc. Starting in 1999 we expanded our business operations through a series of acquisitions of technologies we use in our digital video recorder technology products and in our concealed weapons technology.

On July 25, 2003, View Systems incorporated View Systems, Inc. as a wholly owned Nevada corporation for the sole purpose of changing the domicile of the company from Florida to Nevada. On July 31, 2003, articles of merger were filed with the states of Florida and Nevada to complete the domicile change. In 2009 we domiciled to Colorado.

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

We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan. We have penetrated four major market segments for this product: correctional facilities, judicial facilities, probation offices and federal facilities in the Mid-Atlantic States, the West Coast and the South. In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder. The markets for these units are first responder units for agencies such as the National Guard, Coast Guard, Army, state law enforcement agencies, and fire departments. Both of these technologies were licensed initially from the U.S. Department of Energy’s Idaho National Engineering Laboratory (“INEL”). Until 2005 we assembled all of our products in-house.

By redesigning and enhancing the ViewScan, we offset the impact of the of our current license agreements. We in the last several years we developed a superior product to patent and continue to capitalize on the competitive advantage we had in the markets we had entered.

PRODUCTS AND SERVICES

We currently have the concealed weapons detection system product. We no longer manufacture the “first responder” system for competition reasons. Our current principal products and services include:

ViewScan Concealed Weapons Detection System

ViewScan, which is also sold under the name “Secure Scan”, is a walk-through concealed weapons detector, which uses data sensing technology to accurately pinpoint the location, size and number of concealed weapons. Today we no longer sell these units except for special orders paid in advance for an average retail price of approximately $9,500 with a one year extended warranty. We have licensed the manufacturing and selling of the initial ViewScan to a company called IP Video that has built 25 units and is selling them and paying a $300 Royalty payment per unit sold.

Medical Services Including Men’s Health and Physiological Quality of Life

The Company sold its Medical Services division; which is comprised of Men’s Health clinic interests, to Ultimate Sports, Inc. in exchange for 122,500 shares of Ultimate Sports, Inc. and Ultimate Sports, Inc.

OUR REMAINING MARKET

A primary market for our ViewScan portal has been federal and state government courthouses, county and municipal buildings, and correctional facilities. We have installed our ViewScan weapons detection products in a variety of courthouse, federal government and correctional facility situations including the Security and Exchange Commission.

MANUFACTURING

We no longer manufacture the current View Scan product. We have devised an enhanced version which we are in process of filing for a patent and calling the ViewScan II.

We are in process of changing our provisional patent into a permanent patent. We are capable of building a wide archway to facilitate current commercial class (42 inches opening) doors.

SALES AND DISTRIBUTION

Even though we get the occasional new order, we no longer solicit sales of the current View Scans but instead capitalize on the demand for parts and service. Until we a have our new and improved model in production we will service, fix and repair field operating units.

MAJOR CUSTOMERS

New Jersey and California

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

Because the software and firmware (software imbedded in hardware) are in a state of continuous development, we have not filed applications to register the copyrights for these items. However, under law, copyright vests upon creation of our software and firmware. Registration is not a prerequisite for the acquisition of copyright rights. We take steps to insure that notices are placed on these items to indicate that they are copyright protected. The copyright protection for our software extends for the 20-year statutory period from the date of first “publication,” distribution of copies to the general public, or from the date of creation, whichever occurs first.

We have also obtained licenses for certain software from third parties for incorporation into our products.

RESEARCH AND DEVELOPMENT

We outsource improvements or changes when requested by customers and warranted financially.

REGULATORY ENVIRONMENT

We are not subject to government approval or regulation in the manufacture of our products or the components in our products. However, our products are subject to certain government restrictions on sales to “unfriendly” countries and countries designated as adversarial, which may limit our sales to the international market. In addition, our resellers and end users may be subject to numerous regulations that stem from surveillance activities. We also benefit from the recent “made in America” trade laws where non-United States manufactures must secure waivers in order to sell security and surveillance products to United States domestic end-users.

Cost and effect of compliance with environmental laws

The Company has not determined any recognizable cost related to compliance with environmental laws.

EMPLOYEES

As of the date of this Annual Report, we have four persons, including two customer service engineers and two office personnel, which administration. Two persons are part-time and we also contract with two independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

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

Even though we posted net profit for 2018 due to the conversion of some payables to equity and expiration of some other debts, we incurred operating losses for the past two fiscal years, which consist of $142,664 for 2017 and $25,242 for 2018. In addition, we had an accumulated deficit of $29,761,287 at December 31, 2017 as compared with $28,791,901 at December 31, 2018. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net profit of $918,238 for fiscal year ended December 31, 2018 and net cash used in operations of $76,841 for the fiscal year ended December 31, 2018. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2019, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2018 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” for a period of one year from the issuance of the financial statements. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net operating loss for continuing operations for the year ended December 31, 2018 was $25,242 and our net loss for the year ended December 31, 2017 was $202,678. Our accumulated deficit was $28,791,901 at December 31, 2018. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we develop our enhanced technology. We have had to rely on debt financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at December 31, 2018. Our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2018, and December 31, 2017 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $350,000 in additional financing within the next twelve months to develop our enhanced technology. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $600,000 through an offering of securities.

WE MUST SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND MANAGE THE COSTS ASSOCIATED WITH PRODUCING SEVERAL PRODUCT LINES TO BE SUCCESSFUL. WE OPERATE IN A MARKET WHICH IS SUBJECT TO RAPID TECHNOLOGICAL AND OTHER CHANGES AND INCREASING COMPETITION COULD LEAD TO PRICING PRESSURES, REDUCED OPERATING MARGINS, LOSS OF MARKET SHARE AND INCREASED CAPITAL EXPENDITURES.

Our future success depends on our ability to continue to improve our existing products. For example, our short-term success will depend on improvement of the ViewScan portal product line. We cannot be certain that we will be successful at producing multiple product lines and we may find that the cost of production of multiple product lines inhibits our ability to maintain or improve our gross profit margins. In addition, the failure of our products to gain or maintain market acceptance or our failure to successfully manage our cost of production could adversely affect our financial condition.

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

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE SKILLED EMPLOYEES NEEDED TO SUSTAIN AND GROW OUR BUSINESS.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company. Our success also depends largely on our ability to attract and retain highly qualified persons. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 329,705,526 shares of common stock issued and outstanding and 5,589,647 shares of preferred stock issued and outstanding. Currently, our directors and executive officers collectively hold approximately 19% of the voting power of our common and 91% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer’s voting preferred stock, our directors and officers have the power to vote approximately 30% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this Annual Report. Pursuant to Colorado law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

OUR COMMON STOCK IS CONSIDERED TO BE “PENNY STOCK.”

Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We share office space for administration with our accounting firm at 7833 Walker Drive, Greenbelt, MD 20770. This location serves as our principal executive office.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board under the symbol “VYST.OB” up to October 2008 and from October 17, 2008 under the symbol “VSYM.OB” and is traded over the counter. The following table sets forth the high and low price information of the Company’s common stock for the periods indicated.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2018:	High	Low
Fourth Quarter	$0.003	$0.002
Third Quarter	$0.005	$0.003
Second Quarter	$0.002	$0.002
First Quarter	$0.001	$0.002

FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.003	0.001
Third Quarter	$0.003	$0.002
Second Quarter	$0.003	$0.002
First Quarter	$0.003	$0.002

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of April 16, 2019, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

Other Information about the 2010 SCP. The 2010 SCP will terminate automatically in 2020 unless terminated earlier by our Board or extended by our Board with the approval of the stockholders.

Our Board may amend, suspend or terminate the 2010 SCP at any time as to any shares of Common Stock as to which awards have not been made. An amendment shall be contingent on approval of the Company’s stockholders to the extent stated by the Board, required by applicable law or required by applicable stock exchange requirements.

Grant of Options under the 2010 SCP. During fiscal year ended December 31, 2019, we did not grant any stock options. During fiscal year ended December 31, 2013, we granted an aggregate of 10,000,000 stock options to one of our directors. The stock options are exercisable into shares of common stock at $0.03 per share for a period of ten years. As of the date of this Annual Report, none of the stock options have been exercised. See “Item 11. Executive Compensation”.

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2018 there were 329,705,526 shares of our common stock issued and outstanding and 5,589,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2018 we issued an aggregate of 3,000,000 shares of common stock to convert accrued interest on convertible debentures.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

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

Merger or Acquisitions in 2018

As of this date, there are no pending acquisitions at the time of this filing.

Manufacturing

We no longer manufacture the ViewScan (original) since we have licensed it to a company called IPVideo Corporation since we have determined a new and enhanced wider opening model is needed to continue in continue in the walk through portal security market. Until we patent the new enhanced unit we are quiescent in our manufacturing activities.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2018 and 2017 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended December 31,
	2018	2017
Revenues, net	$32,502	$34,308
Cost of sales	-	-
Gross profit (loss)	32,502	34,308
Total operating expenses	57,744	176,972
Loss from continuing operations	(25,242)	(142,664)
Total other income (expense)	988,175	4,407
Net loss	918,238	(202,678)
Net loss per share	$(0.00)	$(0.00)

The following chart provides a breakdown of our sales in 2018 and 2017.

	2018	2017
ViewScan	$-	$2,775
Warranty	30,767	31,533
Service, installation, training, etc	1,735	-
Total	$32,502	$34,308

Our sales backlog at December 31, 2018 was $-0-.

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017.

Our net income for fiscal year ended December 31, 2018 was $918,238 compared to a net loss of ($202,678) during fiscal year ended December 31, 2017.

We generated revenues of $32,502 during fiscal year ended December 31, 2018 compared to $34,308 during fiscal year ended December 31, 2017.

We have experienced a decrease in sales of our products, which resulted in decreased revenues for fiscal year ended December 31, 2018 compared to fiscal year ended December 31, 2017.

Operating expenses incurred during fiscal year ended December 31, 2018 compared to fiscal year ended December 31, 2017 decreased primarily due to a significant decrease in professional fees, salaries and benefits, and administrative driven by a decrease in sales.

Thus, our loss from operations during fiscal year ended December 31, 2018 was ($25,242) compared to a loss from operations of ($142,664) during fiscal year ended December 31, 2017.

The weighted average number of shares outstanding was 326,916,485 for fiscal year ended December 31, 2018 compared to 326,705,526 for fiscal year ended December 31, 2017.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2018

As of December 31, 2018, our current assets were ($0) and our current liabilities were $953,885. As of December 31, 2018, current liabilities were comprised of: (i) $167,215 in accounts payable and accrued expenses; (ii) $-0- in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $10,777 in accrued interest payable; (v) $-0- in accrued royalties payable; (vi) $266,512 in loans from stockholders; (vii) $129,667 in notes payable; (viii) deferred revenue of $1,400 (ix) derivative liability of $244,004;.

The decrease in total assets during fiscal year ended December 31, 2018 from fiscal year ended December 31, 2017 was primarily due to the substantial decrease in cash and receivables.

As of December 31, 2018, our total liabilities were $953,885 comprised of current liabilities. The decrease in liabilities during fiscal year ended December 31, 2018 from fiscal year ended December 31, 2017 was primarily due to the decrease in accounts payable and accrued expenses and loans from stockholders.

Stockholders’ deficit decreased from ($2,020,867) for fiscal year ended December 31, 2017 to ($953,885) for fiscal year ended December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2018, net cash flows used in investing activities was $0 compared to $0 for fiscal year ended December 31, 2017.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2018, net cash flows provided from financing activities was $76,804 compared to $45,826 for fiscal year ended December 31, 2017, which primarily consisted of proceeds from convertible notes.

PLAN OF OPERATION AND FUNDING

We have incurred losses from operations for the past two fiscal years and had a net operating loss of $41,659 at fiscal year ended December 31, 2018. Our revenues from product sales have ceased and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push sales and control costs.

Management intends to finance our 2019 operations primarily with loans and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to decrease in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $350,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $25,000 per month for operations and to facilitate our new business plans.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2019 and we cannot assure the company we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2019, then we will be required to reduce our expenses and scale back our operations.

Going Concern

The market price of our common stock has fallen below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2019. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2019, then we may be required to further reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2018 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We share an office at 7833 Walker Dr., Greenbelt, Maryland 20770. We rent on a quarter to quarter basis.

Our total current liabilities decreased to $953,885 at fiscal year ended December 31, 2018 compared to $2,022,346 at fiscal year ended December 31, 2017. As of December 31, 2018, our short and long term notes payable consist of the following:

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	50,000	50,000

Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	53,000	-

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note is due April 2, 2019	40,000	-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VIEW SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of View Systems, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2016

Bayville, NJ

June 17, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
ASSETS

Current Assets
Cash	$-	$37

Total current assets	-	37

Property and equipment (net)	-	1,397

Assets of discontinued operations	-	45

Total assets	$-	$1,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$73	$-
Accounts payable	167,215	425,212
Deferred compensation	-	264,744
Accrued and withheld payroll taxes payable	134,237	193,654
Accrued interest payable	10,777	155,625
Accrued royalties payable	-	225,000
Loans from stockholders	266,512	584,136
Notes payable	129,667	50,000
Derivative liabilities	244,004	-
Deferred revenue	1,400	59,715

Total current liabilities	953,885	1,958,086

Liabilities of discontinued operations	-	64,260

Total liabilities	953,885	2,022,346

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647 and 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 329,705,526 and 326,705,526	329,705	326,705
Common stock issuable	16,000	16,000
Additional paid-in capital	27,486,721	27,392,125
Accumulated deficit	(28,791,901)	(29,761,287)

Total stockholders’ deficit	(953,885)	(2,020,867)

Total Liabilities and Stockholders’ Deficit	$-	$1,479

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Revenues
Products sales and installation	-	2,775
Extended warranties	30,767	31,533
Service income	1,735	-

Total revenue	32,502	34,308

Cost of sales	-	-

Gross profit	32,502	34,308

Operating expenses
General and administrative	44,244	12,310
Professional fees	13,500	40,250
Salaries and benefits	-	120,553
Bad debt expense	-	3,859

Total operating expenses	57,744	176,972

Loss from continuing operations	(25,242)	(142,664)

Other income (expense)
Derivative expense	(191,004)	-
Gain from renegotiation of debt	1,272,123	41,031
Interest expense	(92,944)	(36,624)

Total other income (expense)	988,175	4,407

Income (loss) from continuing operations	$962,933	$(138,257)

Loss from discontinued operations	(44,695)	(64,421)

Net income (loss)	$918,238	$(202,678)

Net income (loss) per share (basic and diluted)
Continuing operations	$-	$-
Discontinued operations	-	-
	$-	$-

Weighted average shares outstanding (basic and diluted)	326,916,485	326,705,526

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

						Additional
	Preferred		Common		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance, December 31, 2016	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,558,609)	$(1,818,189)

Net loss for the year ended December 31, 2017							(202,678)	(202,678)

Balance, December 31, 2017	5,589,647	5,590	326,705,526	326,705	16,000	27,392,125	(29,761,287)	(2,020,867)

Implementation of Revenue Recognition standard	-	-	-	-	-	-	51,148	51,148

Beneficial conversion features	-	-	-	-	-	93,000	-	93,000

Conversion of convertible debt	-	-	3,000,000	3,000	-	(1,440)	-	1,560

Disposal of Medical Therapeutics subsidiary	-	-	-	-	-	3,036	-	3,036

Net income for the year ended December 31, 2018	-	-	-	-	-	-	918,238	918,238

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$918,238	$(202,678)
Loss from discontinued operations	44,695	64,421
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	800
Accretion of debt discount	66,333	-
Gain from renegotiated debt	(1,272,123)	(41,031)
Change in value of derivative liability	191,004	-
Bad debt expense	-	3,859

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	-
Inventory	-	1,088
Security deposit	-	1,595

Increase (decrease) in cash from:
Accounts payable and accrued expenses	(8,686)	44,719
Deferred compensation	24,335	115,574
Accrued and withheld payroll taxes payable	-	6,624
Accrued interest payable	8,189	30,000
Deferred revenue	(7,167)	(6,433)
Net cash used in operating activities	(35,182)	18,538
Net cash used in operating activities-discontiued operations	(41,659)	(64,421)

Net cash used in operations	(76,841)	(45,883)

Cash flows from financing activities:
Bank overdraft	73	-
Proceeds/payments from stockholders loans	(16,269)	45,826
Proceeds from notes payable	93,000
Principal payments on notes payable	-	-

Net cash provided by financing activities	76,804	45,826

Increase (decrease) in cash	(37)	(57)

Cash at beginning of year	37	94

Cash at end of year	$-	$37

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2018	2017

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of interest on convertible notes	$1,560	$-

See Notes to Consolidated Financial Statements.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the “Company”) designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. View Systems, Inc. was incorporated in Nevada in 2003 and is currently revoked and not in good standing in Nevada. In March 2002, the Company acquired Milestone Technology, Inc., an inactive Idaho corporation which has developed a concealed weapons detection portal. In July 2009, the Company acquired FiberXpress, Inc., which is an inactive Delaware corporation that specializes in developing and selling equipment and components for the fiber optic and communication cable industries. During the second quarter of 2017, the Company established a new business line in the Erectile Dysfunction Medical market by opening one clinic within its’ Medical Therapeutics subsidiary however as of the end of the year the company decided to not pursue this avenue of business and disposed of its interest in the subsidiary.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc and, FiberXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-9, “Revenue from Contracts with Customers” and the related amendments (“Topic 606”) using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018.  Therefore, the comparative financial information for the six months ended June 30, 2017 has not been adjusted and continues to be reported under Topic 605, “Revenue Recognition”. Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of accumulated deficit was increased by $51,148, primarily relating to the accelerated recognition of revenue on installation projects.

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

During 2017 and 2018, the Company did not sell its products or installation and training, but rather only sold extended warranties on its’ existing installed units.  Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue recognition standards.  The Company recognizes revenue from extended warranty ratably over the warranty period.

For our Medical Business, service revenue was considered earned when the service is provided.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2018 and 2017amounted to $800 and $800, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $0 and $3,322, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended December 31, 2018 and 2017 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2018

Income from operations which is the amount that is available to common stockholders	$962,333	329,705,526	$(0.00)

Year ended December 31, 2017

Loss from operations which is the amount that is available to common stockholders	$(202,678)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2018 and 2017, the Company incurred operating losses of $25,242 and $142,664, respectively. In addition, certain notes payable have come due and the note holders are demanding payment. While 2018 resulted in a net income, that income was the result of the forgiveness of major debts and not from operations. Therefore, the company continues to be in a loss status from general operations.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during the remainder of 2018 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

4. NOTES PAYABLE

Notes payable as of December 31, 2018 and 2017 consists of the following:

	2018	2017
Stockholder
Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Auctus Fund, LLC
Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	53,000	-

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note is due April 2, 2019	40,000	-
Discount on convertible note	(13,333)	-

TOTAL	$134,237	$50,000

At December 31, 2018, the Company had 520,000,000 shares of common stock reserved for issuance related to convertible debentures.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $27,386,000 as of December 31, 2018 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and they will start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2018 are as follows:
Effect of net operating loss carry forward	$7,942,000
Less evaluation allowance	(7,942,000)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Year ended
	December 31, 2018	December 31, 2017
Net income (loss) per financial statements which approximates net income (loss) per income tax returns	$918,238	$(202,678)
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	267,000	(80,000)
Less NOL carryforward and valuation allowance	(267,000)	80,000

Net income tax expense (benefit)	$-	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

During 2016 an owner of preferred stock elected to convert 500,000 shares of preferred stock into 7,500,000 shares of the Company’s common stock.

7. OPERATING LEASE

The Company has terminated all leases for office space as of December 31, 2018. And therefore has no commitment for future lease payments. Rent expense was $1,595 and $26,379 for the years ended December 31, 2018 and 2017, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Stock Options

Certain nonqualified stock options in the amount of 10,000,000 options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed. Those stock options were never exercised and expired during 2018.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	10,000,000	$0.03	.50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(10,000,000)	$0.03	-	-
Outstanding at December 31, 2018	-	-	-	$-

Exercisable at December 31, 2018	-	-	-	$-

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Annual Dividend	-
Expected Life (in years)	5.00
Risk Free Interest Rate	0.78%
Expected Volatility	325.25%

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds (repayments) from stockholders with unstructured payment plans amounted to ($16,269) and $45,826 for the years ended December 31, 2018 and 2017, respectively. The total balance due on unstructured loans from stockholders amounted to $266,512 and $584,136 at December 31, 2018 and 2017, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

10. ISSUABLE COMMON STOCK

As of December 31, 2018 and 2017 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

11. CONTINGENT LIABILITY

Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than’s direction. Mr. Than’s current base salary is $120,000 per annum. This agreement was not renewed on January 1, 2018.

12. DERIVATIVE INSTRUMENTS

The Company has note payables with elements that qualify as a derivative instrument. The note payable are convertible at the lowest trading price during the previous 25 days ending on the last trading day prior to notice. This variable conversion feature requires bifurcation from the convertible debenture and measurement at fair value.

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2018	$-
Additional issuance	53,000
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	191,004

Fair Value, December 31, 2018	$244,004

The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	193.33%
Annual risk-free interest rate	2.63%
Expected dividends	None

ASC 820, “Fair Value Measurements” and ASC 825, “Financial Instruments”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument is categorized within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of December 31, 2018 as follows:

	Fair Value Measurements at December 31, 2018
	Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$244,004	$-	$-	$244,004
Total	$244,004	$-	$-	$244,004

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 13. DISCONTINUED OPERATIONS

During the third quarter of 2018, the Company made the determination to discontinue its’ Medical Therapeutics subsidiary and exit the erectile dysfunction market. In the fourth quarter of 2018, the Company sold its Medical Therapeutics subsidiary to Ultimate Sports, Inc. (USPS) for 122,500 shares of common stock of USPS. As the Company and USPS are under common management control, the sale was accounted for at historical cost. The Company transferred $10,964 in assets and $14,000 in liabilities to USPS. The results of operations for Medical Therapeutics for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended
	December 31,
	2018	2017
Revenues	$98,201	$18,787

Cost of sales	20,098	18,618
Operating expenses	122,798	64,590
	142,896	83,208

Loss	$(44,695)	$(64,421)

NOTE 14. LICENSE AGREEMENT

In August 2018, the Company executed a license agreement with IPVideo Corporation (“IPVideo”) where the Company licensed the View Scan Concealed Weapons Detection System and all related hardware, software, documentation and manufacturing detail to IPVideo. IPVideo is required to pay $300 to the Company per View Scan unit sold by IPVideo. No units were sold by IPVideo during 2018 under this license.

NOTE 15. SUBSEQUENT EVENTS

In March 2019, the Company executed a $65,000 convertible promissory note with Power Up Lending Group Ltd. The convertible note accrues interest at 12% and is convertible at a price of 58% of the lowest trading prices of the Company’s stock during the prior 15 trading days.

Subsequent to December 31, 2018, the Company issued 33,814,895 shares of common stock to covert convertible notes and related interest of $28,576.

On May 29, 2019, Power Up Lending Group Ltd. filed a complaint in New York State Court claiming breach of the Company’s convertible promissory note seeking judgment of $97,500. The Company is in the process of making its’ periodic filings and plans to vigorously defend itself in any action.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and have taken steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2017 and/or December 31, 2018 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	70	Chief Executive Officer, Treasurer, Secretary and Director	1998

Martin Maassen	76	Director	1999

Gunther Than , Director, Treasurer and Chief Executive Officer. Gunther Than was appointed Treasurer in July 2003 and has served as our Chief Executive Officer since September 1998. He served as our President from September 1998 to May 2003 and had served intermittently as Chairman of the Board from September 1998 to September 2003. Mr. Than was the founder, President and CEO of Real View Systems, Inc., a company that developed compression technology. Real View Systems was acquired by View Systems in 1998. Mr. Than is a graduate of the University of Wisconsin.

Martin Maassen , Director. Mr. Maassen became a Director in May 1999. He formerly served as our Chairman of the Board from April 2000 to September 2002. From September 1995 to the present he was a staff physician at Lafayette Emergency Care, P.C. located in Lafayette, Indiana. He is board-certified in internal medicine and emergency medicine and has served as a staff physician in the emergency departments of Jackson County, Deaconess, Union and St. Elizabeth hospitals located in Indiana. In addition to practicing medicine, he maintains an expertise in computer technologies and their medical applications.

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

Board of Directors Independence . Our board of directors currently consists of two members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.

Audit Committee Financial Expert . Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2018 and 2017. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli (former director) and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Our limited revenues have prevented our Chief Executive Officer, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $0 in cash for salary for 2018 and 2017, respectively.

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2018:

Name	Salary	Position
Gunther Than (1)	$0	As Chairman of the Board, Director
	$0	As Chief Executive Officer and Chief Financial Officer/Treasurer
Martin Maassen	$0	As Director

(1) Mr. Than is reimbursed for his living expenses while out of town from his home. Mr. Than earns an executive salary of $120,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2018	$-		$-0-	$						$-
(Principal Chief Executive Officer, President and Director)	2017	120,000	(1)	-0-		-0-					120,000

Martin Maassen	2018	0									0
(Director)	2017	0									0

(1) Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Gunther Than - Executive Employment Agreement

Mr. Than is our only executive officer and had a written employment agreement which expired on January 1, 2018.

On January 1, 2014, our Board of Directors authorized the execution of that certain executive employment agreement (the “Executive Agreement”) with our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, Gunther Than (the “Executive”). In accordance with the terms and provisions of the Executive Agreement: (i) the Executive shall provide services and perform all duties typical of the offices held by the Executive; (ii) we shall pay to the Executive a base salary of $10,000 per month, payable in form of cash or shares of our common stock as agreed upon, (ii) we shall pay to the Executive an incentive bonus to be determined by the Board of Directors based upon our performance and the results achieved by the Executive in his job performance; (iii) we shall issue stock options to the Executive to purchase shares of our common stock, such stock options to accrue and vest in accordance with a set schedule to be decided by the Board of Directors; (iv) we shall pay to the Executive a per annum payment of at least 1,600,000 shares of common stock and additionally whatever the Board of Directors may give as a bonus at their discretion in exchange for the non-compete provisions contained therein; and (v) in the event of a change in control of the Board of Directors or a buyout or a takeover or substantial change of management, we shall pay to the Executive a minimum of three years salary plus 4,800,000 shares of S-8 common stock or the equivalent in cash at the Executive’s discretion.

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

The term of the Executive Agreement shall commence January 1, 2014 and continue in effect unless terminated by either party upon ninety days written notice. However, in the event the Executive’s employment is terminated by us at our discretion and is without cause, for a period of three years following such termination, the Executive shall be paid his base salary and a bonus for each of the three years equivalent in value to the bonus received in the year prior to his termination. In the event the Executive terminates his employment, we shall pay the Executive the compensation the Executive has earned to the termination date. Lastly, in the event we are acquired or the non-surviving party in a merger or sell all or substantially all of our assets, this Executive Agreement shall not be deemed terminated as a result thereof. This agreement was not renewed at January 1, 2018.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2018 and December 31, 2017.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person’s status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 17, 2019 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 329,705,526 shares of common stock outstanding as of December 31, 2018. The percentage of beneficial ownership of preferred stock is based upon 5,589,647 shares of preferred stock outstanding as of December 31, 2018

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED
Martin Maassen	Common	10,829,624	(1)	3.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	20,812,200	(2)	6.3%
4300 Lighthouse Drive,	Preferred	5,089,647		91.1%
Wind Point, WI 5340

All Directors and officers as a group (3 members)	Common	31,641,824		9.4%
	Preferred	5,089,647%		91.1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2018	2017
Audit fees	$7,500	$10,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2019.

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

Name	Title	Date

/s/ Gunther Than	Director, Chief Executive Officer and Treasurer	June 17, 2019
Gunther Than

/s/ Martin J. Maassen	Director	June 17, 2019
Martin J. Maassen

