Form 10-Q
period 2019-03-31
VIEW SYSTEMS INC
filed 2019-06-28
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30178

VIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Colorado	59-2928366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7833 Walker Drive, Suite 520, Greenbelt, MD 20770

(Address of principal executive offices) (Zip Code)

(303) 525-6069

(Registrant’s telephone number, including area code)

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

Large accelerated	Accelerated	Non-accelerated	Smaller reporting	Emerging growth
filer [ ]	filer [ ]	filer [ ]	company [X]	company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 14, 2019
Common Stock, $.001 par value per share	368,520,421

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED March 31, 2019

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash	$28,854	$-
Due to related party	10,319	-

Total current assets	39,173	-

Total assets	$39,173	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$73
Accounts payable and accrued expenses	167,215	167,215
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued interest payable	1,322	10,777
Loans from stockholders	266,512	266,512
Notes payable	140,604	129,667
Derivative liability	168,852	244,004
Deferred revenue	700	1,400

Total liabilities	879,442	953,885

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 329,705,526	368,520	329,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,633,151	27,486,721
Accumulated deficit	(28,863,530)	(28,791,901)

Total stockholders’ deficit	(840,269)	(953,885)

Total Liabilities and Stockholders’ Deficit	$39,173	$-

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues
Products sales and installation	$-	$-
Revenue from extended warranties	700	21,275

Total revenue	700	21,275

Cost of sales	-	-

Gross profit	700	21,275

Operating expenses
General and administrative	1,478	18,861
Professional fees	10,000	6,500
Salaries and benefits	14,275	30,000

Total operating expenses	25,753	55,361

Loss from operations of continuing operations	(25,053)	(34,086)

Other income (expense)
Derivative income (expense)	(27,628)	(94,042)
Interest expense	(18,948)	(22,997)

Total other income (expense)	(46,576)	(117,039)

Loss from continuing operations	(71,629)	(151,125)

Loss from discontinued operations	-	(33,757)

Net loss	$(71,629)	$(184,882)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	368,520,421	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

	Prefered		Common		Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)	Total

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial converison features	-	-	-	-	-	65,000	-	65,000

Conversion of Convertible Debentures	-	-	38,814,895	38,815	-	81,430	-	120,245

Net loss for the period ended March 31, 2019	-	-	-	-	-	-	(71,629)	(71,629)

Balance, March 31, 2019	5,589,647	$5,590	368,520,421	$368,520	$16,000	$27,633,151	$(28,863,530)	$(840,269)

Balance, December 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,761,287)	$(2,020,867)

Implementation of Revenue Recognition Standard	-	-	-	-	-	-	51,148	51,148

Net loss for the period ended March 31, 2018	-	-	-	-	-	-	(184,882)	(184,882)

Balance, March 31, 2018	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,895,021)	$(2,154,601)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(71,629)	$(184,882)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	-	200
Accretion of debt discount	18,948	12,813
Derivative income (expense) related to convertible note payable	27,627	94,042

Change in operating assets and liabilities:
Increase (decrease) in cash from:
Accounts receivable	-	(31,195)
Due to related party	(10,319)	-
Accounts payable and accrued expenses	-	15,323
Deferred compensation	-	54,835
Payroll taxes accrued and withheld	-	1,656
Accrued interest	-	8,528
Deferred revenue	(700)	(3,775)
Net cash provided by (used in) operating activities	(36,073)	(32,455)

Cash flows from financing activities:
Repayment of overdraft	(73)
Net payments for stockholders loans	-	(11,401)
Proceeds from notes payable	65,000	53,000

Net cash provided by (used in) financing activities	64,927	41,599

Increase (decrease) in cash	28,854	9,144

Cash at beginning of period	-	82

Cash at end of period	$28,854	$9,226

The accompanying notes are an integral part of these consolidated financial statements

7

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

The accompanying notes are an integral part of these consolidated financial statements

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

View Systems, Inc. and Subsidiaries (the “Company”) designs, develops and sells computer software and hardware used in conjunction with surveillance capabilities. The technology utilizes the compression and decompression of digital inputs. View Systems, Inc. was incorporated in Nevada in 2003 and is currently revoked and not in good standing in Nevada. In March 2002, the Company acquired Milestone Technology, Inc., an inactive Idaho corporation, which has developed a concealed weapons detection portal. In July 2009, the Company acquired FibreXpress, Inc., which is an inactive Delaware corporation that specializes in developing and selling equipment and components for the fiber optic and communication cable industries. During the second quarter of 2017, the Company established a new business line in the Erectile Dysfunction Medical market by opening one clinic within its’ Medical Therapeutics subsidiary. In the fourth quarter of 2018, the Company sold its Medical Therapeutics division another company called Ultimate Sports, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc., and FibreXpress, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During 2018 and 2019, the Company did not sell it’s products or installation and training, but rather only fulfilled extended warranties on its’ existing installed units. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from extended warranty ratably over the warranty period.

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

Equipment 5-7 years

Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended March 31, 2019 and 2018 amounted to $0 and $200, respectively.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended March 31, 2019 and 2018 were $25 and $0, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2019 and 2018 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended March 31, 2019

Loss from operations which is the amount that is available to common stockholders	$(71,629)	368,520,421	$(0.00)

Period ended March 31, 2018

Loss from operations which is the amount that is available to common stockholders	$(184,882)	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For periods ended March 31, 2019 and 2018, the Company incurred net losses of $71,629 and $184,882, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company implemented this standard effective January 1, 2019. Implementation of the standard did not have a material impact on the Company’s financial statements.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of March 31, 2019 and December 31, 2018 consists of the following:

	2019	2018

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	50,000	50,000

Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	44,989	53,000

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due on April 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest at 12% per year dated March 5, 2019, convertible into the Company’s common stock 42% discount to the lowest trading price during the 15 trading days immediately preceding conversion. The note is due on March 5, 2020	65,000	-
	199,989	143,000
Discount on convertible notes	(59,385)	(13,333)
	$140,604	$129,667

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $27,389,762 as of March 31, 2019 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. CONVERTIBLE PREFERRED STOCK

At March 31, 2019 and December 31, 2017, the Company has 5,589,647 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

7. OPERATING LEASE

The Company has terminated all leases for office space as of December 31, 2018. The company handles its executive functions from and shares space with its CPA firm, CG Davis, CPA at 7833 Walker Drive. In Greenbelt, MD 20770.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Options

Certain nonqualified stock options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed. These options expired unexercised during the year ended December 31, 2018.

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds (repayments) from stockholders with unstructured payment plans amounted to $0 and $(11,401) for the three months ended March 31, 2019 and 2018, respectively. The total balance due on unstructured loans from stockholders amounted to $266,512 and $266,512 at March 31, 2019 and December 31, 2018, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

During the three months ended March 31, 2019, the Company advanced $10,319 to Medical Therapeutics, its’ former subsidiary sold in 2018. Subsequent to March 31, 2019, $7,500 of this advance was repaid.

10. ISSUABLE COMMON STOCK

As of March 31, 2019 and December 31, 2018, 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. DERIVATIVE INSTRUMENT

The Company has notes payable with elements that qualify as a derivative instrument. The note payables had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible. The note bear interest at 12% and are convertible at variable prices based upon discounts of 42% to 50% of the lowest trading price during the previous 15 to 25 days ending on the last trading day prior to notice These variable conversion feature requires bifurcation from the convertible debenture and measurement at fair value.

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2019	$244,004
Additional issuance	-
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	(75,152)

Fair value, March 31, 2019	$168,852

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of March 31, 2019, the Company determined that the fair value of these derivative liabilities totaled $168,852

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

Expected dividend yield (1) 0.00%	For the Years Ended
Risk-free interest rate (2) 2.0%	December 31, 2017	December 31, 2016
Expected volatility (3) 246%
Expected life (in years) 0.75	0.00%	0.00%

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

During the quarter ended March 31, 2019, the Company converted, upon receiving formal notices from its noteholders, $8,011 in note principal, plus accrued interest totaling $8,254, into common stock.

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on a fair value on a recurring basis. ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant, and option derivatives are valued using the Black-Scholes modes.

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Black Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2019 as follows:

Description	Fair Value Measurements at March 31, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$168,852	$-	$-	$168,852
Total	$168,852	$-	$-	$168,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended March 31, 2019 and March 31, 2018 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our strategy for 2019 is 1: to patent an enhanced and more complex Weapons Detection Portal. 2: Create a subsidiary that contains all security related technologies, patents, and expertise to further capitalize in the security market with superior products 3: utilize the current View Systems public structure to initially manage and promote Medicinal Cannabis related products as a supplier of the raw materials. The company will divide its operations into manufacturing and promoting security devices internationally in one subsidiary and become an importer of raw materials used in the Cannabis market space for medical purposes in another subsidiary operation.

Products and Services

Our current products and services include:

ViewScan Concealed Weapons Detection System

ViewScan, which has also been sold under the name “Secure Scan”, is a walk-through concealed weapons detector which uses magnetic data sensing technology to accurately pinpoint the location, size and number of concealed weapons. This walk-through portal is controlled by a master processing board and a personal computer based unit which receives magnetic and video information and combines it in a manner that allows the suspected locations of the concealed weapon(s) to be displayed and stored electronically.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2019 and March 31, 20187 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three ended March 31,
	2019	2018
Revenues, net	$700	$21,275
Cost of sales	-	-
Gross profit (loss)	700	21,275
Total operating expenses	25,753	55,361
Profit (Loss) from operations of continuing operations	(25,053)	(34,086)
Total other income (expense)	(46,576)	(117,039)
Loss from discontinued operations	-	(33,757)
Net income (loss)	(71,629)	(184,882)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2018 Compared to Three Month Period Ended March 31, 2017.

Our net loss for the three-month period ended March 31, 2019 for continuing operations was ($71,629) compared to a net loss of ($151,125) during the three month period ended March 31, 2018 (an decrease in net loss of $79,496 of continuing operations). We generated net revenues of $700 during the three month period ended March 31, 2019 compared to $21,275 during the three month period ended March 31, 2018 (an increase in net revenue of $20,575). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced an decrease in sales of our services and products which resulted in a decrease of revenues for the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also continue service our remaining install base of security products and we continue to receive purchase orders for the View Scan which we direct to IPVideo to quote, sell and service.

Cost of service provided and the goods sold remained the same during the three month period ended March 31, 2019 and the three month period ended March 31, 2018. Resulting in a gross profit of $700 for the three month period ended March 31, 2019 compared to a gross profit of $21,275 for the three month period ended March 31, 2018.

During the three month period ended March 31, 2019, we incurred total operating expenses of $ 25,753 compared to $55,361 incurred during the three month period ended March 31, 2018 (a decrease of $29,608).

Operating expenses incurred during the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018 decreased primarily due to the decrease in salaries in benefits.

Our net operating loss for the continuing operations during the three-month period ended March 31, 2019 was ($25,053) compared to a net operating loss of ($34,086) during the three-month period ended March 31, 2018.

During the three-month period ended March 31, 2019, interest expense in the amount of ($18,948) (2018: ($22,997) was incurred. The decrease in interest expense was due to decreased interest paid on a loan from stockholder.

During the three-month period ended March 31, 2019, derivative expense in the amount of ($27,628) (2018: 94,042) was incurred. The decrease in derivative expense was due to remeasurement of the derivative liabilities and conversions during 2019.

After deducting other expense, we realized a net loss of ($71,629) for the three month period ended March 31, 2019 compared to a net loss of ($151,125) for the three month period ended March 31, 2017, for continuing operations.

The weighted average number of shares outstanding was 368,520,421 for the three month period ended March 31, 2019 compared to 326,705,526 for the three month period ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2018

As of March 31, 2019, our current assets were $39,173 and our current liabilities were $879,442, which resulted in a working capital deficit of $840,269. As at the three month period ended March 31, 2019, current assets were comprised of: (i) $28,854 in cash; (ii) $19,319 in amounts due from a related party.

As of March 31, 2019, current liabilities were comprised of: (i) $167,215 in accounts payable and accrued expenses; (ii) $0 in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $1,322 in accrued interest payable; (v) $266,512 in loans from stockholders; (vi) $140,604 in notes payable; (vii) deferred revenue of $700; and derivative liability of $168,852.

Stockholders’ deficit decreased from ($953,885) for fiscal year ended December 31, 2018 to ($840,269) for the three month period ended March 31, 2019.

Cash Flows from Operating Activities

For the three month period ended March 31, 2019, net cash flows used in operating activities was ($36,073) compared to net cash flows used in operating activities of ($32,455) for the three month period ended March 31, 2018.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2018 and March 31, 2017, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2019, net cash flows provided from financing activities was $64,927 compared to $41,599 for the three-month period ended March 31, 2018. Cash flows from financing activities for the three month period ended March 31, 2019 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $65,000 in notes payable which was offset by ($0) a reduction of a bank overdraft of $73.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $71,629 at March 31, 2019 and $184,882 for continuing operations at March 31, 2018. Our revenues from service and product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

Our Board of Directors has decided to broaden our perspective and add additional business related or unrelated to the current security product market. The BoD has investigated multiple markets. The Board, since selling its sub; Medical Therapeutics, has decided to separate the operation into one focusing on further security product development and one open to financial opportunities which can capitalize on current trends rapidly.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities decreased to $879,442 at the three month period ended March 31, 2019 compared to $953,885 at fiscal year ended December 31, 2018. As of March 31, 2019, our short and long term notes payable consist of the following:

●	We are in default of a September 18, 2009 demand loan payable to an investor which was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender. The lender has not demanded repayment.

●	We are in default of a convertible promissory note $53,000 dated January 12, 2018 with interest at 12% per annum with a nine month maturity date. At any time prior to the complete satisfaction of the Note, the Note shall be convertible into shares of the Company’s common stock.

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2018, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2019, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: June 26, 2019	By:	/s/ Gunther Than
Gunther Than
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

