Form 10-Q
period 2019-06-30
VIEW SYSTEMS INC
filed 2019-08-19
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

(410-2368200)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock, $.001 par value per share	368,520,421

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$436	$-
Due to related party	26,419	-

Total current assets	26,855	-

Property and Equipment (Net)	-	-

Total assets	$26,855	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$73
Accounts payable	167,215	167,215
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued interest payable	1,322	10,777
Loans from stockholders	266,512	266,512
Notes payable	155,825	129,667
Deferred revenue	-	1,400
Derivative liability	269,299	244,004

Total liabilities	994,410	953,885

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 2,000,000,000 shares, $.001 par value, Issued and outstanding 368,520,421	368,520
Issued and outstanding 329,705,526		329,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,633,151	27,486,721
Accumulated deficit	(28,990,816)	(28,791,901)

Total stockholders’ deficit	(967,555)	(953,885)

Total liabilities and stockholders’ deficit	$26,855	$-

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product sales and Installation	$-	$-	$-	$-
Reveneu from extended warranties	700	775	1,400	22,050

Total revenue	700	775	1,400	22,050

Cost of sales	-	-	-	-

Gross profit	700	775	1,400	22,050

Operating expenses
General and administrative	2,819	4,576	4,297	23,437
Professional fees	-	-	10,000	6,500
Salaries and benefits	9,499	-	23,774	-

Total operating expenses	12,318	4,576	38,071	29,937

Operating loss from continuing operations	(11,618)	(3,801)	(36,671)	(7,887)

Other Income (expense)
Derivative expense	(100,447)	51,042	(128,075)	(43,000)
Gain from renegotiation of debt	-	1,052,113	-	1,052,113
Interest expense	(15,221)	(26,823)	(34,169)	(49,820)

Total other income (expense)	(115,668)	1,076,332	(162,244)	959,293

Income (loss) from continuing operations	(127,286)	1,072,531	(198,915)	951,406

Loss from discontinued operations	-	(18,147)	-	(81,904)

Net income (loss)	$(127,286)	$1,054,384	$(198,915)	$869,502

Net Income (loss) per share (basic and diluted)
Continued	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued	$-	$(0.00)	$-	$(0.00)
	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	368,520,421	326,705,526	368,520,421	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

						Additional
	Preferred		Common		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial conversion features	-	-	-	-	-	65,000	-	65,000

Conversion of Convertible Debentures	-	-	38,814,895	38,815	-	81,430	-	120,245

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(71,629)	(71,629)

Balance, March 31, 2019	5,589,647	5,590	368,520,421	368,520	16,000	27,633,151	(28,863,530)	(840,269)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(127,286)	(127,286)

Balance, June 30, 2019	5,589,647	$5,590	368,520,421	$368,520	$16,000	$27,633,151	$(28,990,816)	$(967,555)

Balance, December 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,761,287)	$(2,020,867)

Implementation of revenue recognition standard	-	-	-	-	-	-	51,148	51,148

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(184,882)	(184,882)

Balance, March 31, 2018	5,589,647	5,590	326,705,526	326,705	16,000	27,392,125	(29,895,021)	(2,154,601)

Net income for the three months ended June 30, 2018	-	-	-	-	-	-	1,054,384	1,054,384

Balance, June 30, 2018	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(28,840,637)	$(1,100,217)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(198,915)	$869,502
Loss from discontinued operations	-	(81,904)
Adjustments to reconcile net loss to Net cash used in operations:
Depreciation and amortization	-	400
Gain from renegotiation of debt	-	(1,052,113)
Accretion of debt discount	34,168	30,480
Derivative expense related to convertible note payable	128,075	43,000

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Accounts receivable	-	(15,985)
Due to related party	(26,419)
Increase (decrease) in cash from:
Accounts payable	-	(13,186)
Deferred compensation	-	84,335
Accrued interest	-	16,028
Payroll taxes accrued and withheld	-	3,312
Deferred revenue	(1,400)	(7,050)

Net cash used in operating activities- continuing operations	(64,491)	(123,181)
Net cash used in operating activities- discontinuing operations	-	81,904
Net cash used in operating activities	(64,491)	(41,277)

Cash flows from financing activities:
Repayment of cash overdraft	(73)	-
Net payments for stockholders loans	-	(11,426)
Proceeds from notes payable	65,000	53,000

Net cash provided by financing activities	64,927	41,574

Increase in cash	436	297

Cash at beginning of period	-	82

Cash at end of period	$436	$379

The accompanying notes are an integral part of these consolidated financial statements

7

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended
June 30,
	2019	2018

Non cash investing and financing activities:

	$-	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

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

Equipment 5-7 years

Software tools 3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended June 30, 2019 and 2018 amounted to $0 and $200, respectively.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended June 30, 2019 and 2018 were $25 and $0, respectively.

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

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2019

Loss from operations which is the amount that is available to common stockholders	$(198,915)	368,520,421	$(0.00)

Period ended June 30, 2018

Income from operations which is the amount that is available to common stockholders	$869,502	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For periods ended June 30, 2019, the Company incurred a net loss of $198,915, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of June 30, 2019 and December 31, 2018 consists of the following:

	2019	2018

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	50,000	50,000

Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	44,989	53,000

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due on April 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest at 12% per year dated March 5, 2019, convertible into the Company’s common stock 42% discount to the lowest trading price during the 15 trading days immediately preceding conversion. The note is due on March 5, 2020	65,000	-
	199,989	143,000
Discount on convertible notes	(44,164)	(13,333)
	$155,825	$129,667

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $27,588,677 as of June 30, 2019 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

6. CONVERTIBLE PREFERRED STOCK

At June 30, 2019 and December 31, 2018, the Company has 5,589,647 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

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

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds (repayments) from stockholders with unstructured payment plans amounted to $0 and $(11,401) for the six months ended June 30, 2019 and 2018, respectively. The total balance due on unstructured loans from stockholders amounted to $266,512 and $266,512 at June 30, 2019 and December 31, 2018, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

During the six months ended June 30, 2019, the Company advanced $26,419 to Medical Therapeutics, its’ former subsidiary sold in 2018.

10. ISSUABLE COMMON STOCK

As of June 30, 2019 and December 31, 2018, 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

11. CONTINGENT LIABILITY

Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than’s direction. Mr. Than’s current base salary is $120,000 per annum. This agreement was renewed on January 1, 2018.

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

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2019	$244,004
Additional issuance	-
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	25,295

Fair value, March 31, 2019	$269,299

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of June 30, 2019, the Company determined that the fair value of these derivative liabilities totaled $269,299

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2019 as follows:

Description	Fair Value Measurements at June 30, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$269,299	$-	$-	$269,299
Total	$269,299	$-	$-	$269,299

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended June 30, 2019 and June 30, 2018 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We expanded our product line in 2002 to include a concealed weapons detection system we call View Scan and consequently sold about 500 units Domestically and Internationally.

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

We have announced that we have acquired a company called Sannabis that grows and ships Cannabis grown for medical and industrial purposes. The Board of Directors will be John Campo as President and Chairman, Juan Pablo Guzman as Director and Chief Operations Officer of Sannabis Operations. We have filled an 8K the effect on July 31, 2019. Dr. Martin Maassen has resigned from the Board.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended June 30, 2019 and June 30, 2018 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three months ended June 30,
	2019	2018
Revenues, net	$700	$775
Cost of sales	-	-
Gross profit (loss)	700	775
Total operating expenses	12,318	4,576
Profit (Loss) from operations of continuing operations	(11,618)	(3,801)
Total other income (expense)	(115,688)	1,076,332
Loss from discontinued operations	-	(18,147)
Net income (loss)	(127,286)	1,054,384
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended June 30, 2019 Compared to Three Month Period Ended June 30, 2018.

Our net loss for the three-month period ended June 30, 2019 was ($127,286) compared to a net income of $1,054,384 during the three month period ended June 30, 2018 (an decrease in net loss of $1,181,670). We generated net revenues of $700 during the three month period ended June 30, 2019 compared to $775 during the three month period ended June 30, 2018 (a decrease in net revenue of $75). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced a decrease in sales of our services and products which resulted in a decrease of revenues for the three month period ended June 30, 2019 compared to the three month period ended June 30, 2018. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also continue service our remaining install base of security products and we continue to receive purchase orders for the View Scan which we direct to IPVideo to quote, sell and service.

During the three month period ended June 30, 2019, we incurred total operating expenses of $ 12,318 compared to $4,576 incurred during the three month period ended June 30, 2018 (an increase of $7,742).

Operating expenses incurred during the three month period ended June 30, 2019 compared to the three month period ended June 30, 2018 increased primarily due to the increase in salaries in benefits.

Our net operating loss for the continuing operations during the three-month period ended June 30, 2019 was ($11,618) compared to a net operating loss of ($3,801) during the three-month period ended June 30, 2018.

During the three-month period ended June 30, 2019, interest expense in the amount of ($15,221) (2018: ($26,823) was incurred. The decrease in interest expense was due to decreased interest paid on a loan from stockholder.

During the three-month period ended June 30, 2019, derivative expense in the amount of ($100,447) (2018: $51,042) was incurred. The decrease in derivative expense was due to remeasurement of the derivative liabilities and conversions during 2019.

After deducting other expense, we realized a net loss of ($127,286) for the three month period ended June 30, 2019 compared to a net income of $1,054,384 for the three month period ended June 30, 2018.

The weighted average number of shares outstanding was 368,520,421 for the three month period ended June 30, 2019 compared to 326,705,526 for the three month period ended June 30, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Six months ended June 30,
	2019	2018
Revenues, net	$1,400	$22,050
Cost of sales	-	-
Gross profit (loss)	1,400	22,050
Total operating expenses	38,071	29,937
Profit (Loss) from operations of continuing operations	(36,671)	(7,887)
Total other income (expense)	(162,244)	959,293
Loss from discontinued operations	-	(81,904)
Net income (loss)	(198,915)	869,502
Net income (loss) per share	$(0.00)	$(0.00)

Six Month Period Ended June 30, 2019 Compared to Six Month Period Ended June 30, 2018.

Our net loss for the six-month period ended June 30, 2019 was ($198,915) compared to a net income of $869,502 during the six month period ended June 30, 2018 (a decrease in net loss of $1,068,417). We generated net revenues of $1,400 during the six month period ended June 30, 2019 compared to $22,050 during the six month period ended June 30, 2018 (a decrease in net revenue of $20,650). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced a decrease in sales of our services and products which resulted in a decrease of revenues for the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also continue service our remaining install base of security products and we continue to receive purchase orders for the View Scan which we direct to IPVideo to quote, sell and service.

During the six month period ended June 30, 2019, we incurred total operating expenses of $38,071 compared to $29,937 incurred during the six month period ended June 30, 2018 (an increase of $8,134).

Operating expenses incurred during the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018 increased primarily due to the increase in salaries in benefits.

Our net operating loss for the continuing operations during the six-month period ended June 30, 2019 was ($36,671) compared to a net operating loss of ($7,887) during the six-month period ended June 30, 2018.

During the six-month period ended June 30, 2019, interest expense in the amount of ($34,169) (2018: ($49,820) was incurred. The decrease in interest expense was due to decreased interest paid on a loan from stockholder.

During the six-month period ended June 30, 2019, derivative expense in the amount of ($128,075) (2018: $43,000) was incurred. The decrease in derivative expense was due to remeasurement of the derivative liabilities and conversions during 2019.

After deducting other expense, we realized a net loss of ($198,915) for the six month period ended June 30, 2019 compared to a net income of $869,502 for the six month period ended June 30, 2018.

The weighted average number of shares outstanding was 368,520,421 for the three month period ended June 30, 2019 compared to 326,705,526 for the three month period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our current assets were $26,855 and our current liabilities were $994,410, which resulted in a working capital deficit of $967,555. At June 30, 2019, current assets were comprised of: (i) $436 in cash; (ii) $26,419 in amounts due from a related party.

As of June 30, 2019, current liabilities were comprised of: (i) $167,215 in accounts payable and accrued expenses; (ii) $0 in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $1,322 in accrued interest payable; (v) $266,512 in loans from stockholders; (vi) $155,825 in notes payable; (vii) deferred revenue of $0; and derivative liability of $269,299.

Stockholders’ deficit decreased from ($953,885) for fiscal year ended December 31, 2018 to ($967,555) for the six month period ended June 30, 2019.

Cash Flows from Operating Activities

For the six month period ended June 30, 2019, net cash flows used in operating activities was ($64,491) compared to net cash flows used in operating activities of ($41,277) for the six month period ended June 30, 2018.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2019 and March 31, 2018, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of debt and equity instruments. For the six month period ended June 30, 2019, net cash flows provided from financing activities was $64,927 compared to $41,574 for the six-month period ended June 30, 2018. Cash flows from financing activities for the six month period ended June 30, 2019 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $65,000 in notes payable which was offset by ($0) a reduction of a bank overdraft of $73.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $198,915 for the six months ended June 30, 2019. Our revenues from service and product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities decreased to $994,410 at June 30, 2019 compared to $953,885 at fiscal year ended December 31, 2018. As of June 30, 2019, our short and long term notes payable consist of the following:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 29, 2019, Power Up Lending Group Ltd. filed a complaint in New York State Court claiming breach of the Company’s convertible promissory note seeking judgment of $97,500. The Company is in the process of making its’ periodic filings and plans to vigorously defend itself in any action. This has subsequently been withdrawn.

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

VIEW SYSTEMS, INC.

Date: August 19, 2019	By:	/s/ Juan (John) Campo
J. Campo
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

