Form 10-Q
period 2019-09-30
VIEW SYSTEMS INC
filed 2019-12-09
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

(410-236-8200)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
Common Stock, $.001 par value per share	376,520,421

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2019

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$436	$-
Due to related party	26,419	-

Total current assets	26,855	-

Property and Equipment (Net)	-	-

Total assets	$26,855	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$73
Accounts payable	167,215	167,215
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued interest payable	1,322	10,777
Loans from stockholders	266,512	266,512
Notes payable	177,132	129,667
Deferred revenue	-	1,400
Derivative liability	336,562	244,004

Total liabilities	1,082,980	953,885

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 2,000,000,000 shares, $.001 par value,
Issued and outstanding 376,520,421	376,520
Issued and outstanding 329,705,526		329,705
Common stock issuable	16,000	16,000
Additional paid in capital	27,645,951	27,486,721
Accumulated deficit	(29,100,186)	(28,791,901)

Total stockholders’ deficit	(1,056,125)	(953,885)

Total liabilities and stockholders’ deficit	$26,855	$-

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Product sales and Installation	$-	$-	$-	$-
Extended warranties	-	7,317	1,400	29,367
Service income	-	1,735	-	1,735

Total revenue	-	9,052	1,400	31,102

Cost of sales	-	-	-	-

Gross profit	-	9,052	1,400	31,102

Operating expenses
General and administrative	-	20,608	4,297	44,045
Professional fees	-	7,000	10,000	13,500
Salaries and benefits	35,000	-	58,774	-

Total operating expenses	35,000	27,608	73,071	57,545

Loss from operations	(35,000)	(18,556)	(71,671)	(26,443)

Other Income (expense)
Change in value of derivative liability	(29,263)	20,797	(54,558)	(22,203)
Gain from renegotiation of debt	-	266,518	-	1,272,123
Loss on stock conversion	(8,800)	-	(111,580)	-
Interest expense	(36,307)	(82,465)	(70,476)	(85,777)

Total other income (expense)	(74,370)	204,850	(236,614)	1,164,143

Net income (loss) from continuing operations	(109,370)	186,294	(308,285)	1,137,700

Income (loss) from discontinued operations	-	37,209	-	(44,695)

Net income (loss)	$(109,370)	$223,503	$(308,285)	$1,093,005

Net Income (loss) per share (basic and diluted)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding
(basic and diluted)	372,520,421	326,705,526	372,520,421	326,705,526

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

						Additional	Retained
	Preferred		Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)	Total

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial conversion features	-	-	-	-	-	65,000	-	65,000

Conversion of Convertible Debentures	-	-	38,814,895	38,815	-	81,430	-	120,245

Net loss for the period ended March 31, 2019	-	-	-	-	-	-	(71,629)	(71,629)

Balance, March 31, 2019	5,589,647	5,590	368,520,421	368,520	16,000	27,633,151	(28,863,530)	(840,269)

Net loss for the period ended June 30, 2019	-	-	-	-	-	-	(127,286)	(127,286)

Balance June 30, 2019	5,589,647	5,590	368,520,421	368,520	16,000	27,633,151	(28,990,816)	(967,555)

Conversion of Convertible Debentures	-	-	8,000,000	8,000	-	12,800	-	20,800

Net loss for the period ended September 30, 2019	-	-	-	-	-	-	(109,370)	(109,370)

Balance September 30, 2019	5,589,647	5,590	376,520,421	376,520	16,000	27,645,951	(29,100,186)	(1,056,125)

Balance, December 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,761,287)	$(2,020,867)

Implementation of revenue recognition standard	-	-	-	-	-	-	51,148	51,148

Net loss for the period ended March 31, 2018	-	-	-	-	-	-	(184,882)	(184,882)

Balance March 31, 2018	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,895,021)	$(2,154,601)

Net income for the period ended June 30, 2018	-	-	-	-	-	-	1,054,384	1,054,384

Balance June 30, 2018	5,589,647	5,590	326,705,526	326,705	16,000	27,392,125	(28,840,637)	(1,100,217)

Net income for the period ened September 30, 2018	-	-	-	-	-	-	223,503	223,503

Balance September 30, 2018	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(28,617,134)	(876,714)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(308,285)	$1,093,005
Loss from discontinued operations	-	44,695
Adjustments to reconcile net loss to
Net cash used in operations:
Depreciation and amortization	-	600
Gain from renegotiation of debt	-	(1,272,123)
Loss on debt conversion	111,580	-
Accretion of debt discount	67,329	22,203
Change in value of derivative liability	54,558	82,228

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Due to related party	(26,419)
Increase (decrease) in cash from:
Accounts payable	-	3,013
Deferred revenue	(1,400)	(5,767)

Net cash used in operating activities-continuing operations	(102,637)	(32,146)
Net cash used in operating activities-discontinued operations	-	(41,846)
Net cash used in operating activities	(102,637)	(73,992)

Cash flows from financing activities:
Bank overdraft	73	73
Loans from shareholders	-	(19,118)
Proceeds from notes payable	103,000	93,000

Net cash provided by financing activities	103,073	73,955

Increase in cash	436	(37)

Cash at beginning of period	-	37

Cash at end of period	$436	$-

The accompanying notes are an integral part of these consolidated financial statements

7

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2019	2018

Non cash investing and financing activities:

Reduction in loans from shareholders by agreement	$-	$301,354
Reduction in notes payable and from conversion to stock	$12,000	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

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

The Company had three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a separate performance obligation and apart from the sale of the product. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended September 30, 2019 and 2018 were $25 and $0, respectively.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 ” Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended September, 2019 and 2018 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

		Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended September 30, 2019

Loss from operations which is the amount that is available to common stockholders	$(109,370)	372,520,421	$(0.00)

Period ended September 30, 2018

Income from operations which is the amount that is available to common stockholders	$223,503	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For periods ended September 30, 2019, the Company incurred a net loss of $308,285, respectively. In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during the remainder of 2018 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions that would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of September 30, 2019 and December 31, 2018 consists of the following:

	2019	2018

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	50,000	50,000

Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	44,989	53,000

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due on April 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 12% per year dated March 5, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due March 5, 2020	53,000	-

Convertible promissory note with interest at 12% per year dated August 19, 2019, convertible into the Company’s common stock 42% discount to the lowest trading price during the 15 trading days immediately preceding conversion. The note is due on August 19, 2020	38,000	-
	225,989	143,000
Discount on convertible notes	(48,857)	(13,333)
	$177,132	$129,667

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $29,100,186 as of September 30, 2019 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and start to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

Net income tax benefit is not recognized at this time because there is no reasonable expectation that the benefit will be realized in the future.

6. CONVERTIBLE PREFERRED STOCK

At September 30, 2019 and December 31, 2018, the Company has 5,589,647 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference, in the event of liquidation of the Company, of $0.001 per share before any payment or distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ratio of 15:1.

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

9. RELATED PARTY TRANSACTIONS

Certain stockholders made cash advances to the Company to help with short-term working capital needs. The net proceeds (repayments) from stockholders with unstructured payment plans amounted to $0 and $(11,401) for the six months ended June 30, 2019 and 2018, respectively. The total balance due on unstructured loans from stockholders amounted to $266,512 and $266,512 at September 30, 2019 and December 31, 2018, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

During the six months ended September 30, 2019, the Company advanced $26,419 to Medical Therapeutics, its’ former subsidiary sold in 2018.

10. ISSUABLE COMMON STOCK

As of September 30, 2019 and December 31, 2018, 740,000 shares of the authorized shares, amounting to $16,000 had not been issued.

11. CONTINGENT LIABILITY

Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock or the equivalent in cash or equivalent in Preferred shares at Mr. Than’s direction. Mr. Than’s current base salary is $120,000 per annum. This agreement was renewed on January 1, 2018.

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

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2019	$244,004
Additional issuance	38,000
Exercised/converted	-
Reclassification to equity	-
Change in value of derivative liability	54,558

Fair value, September 30, 2019	$336,562

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of September 30, 2019, the Company determined that the fair value of these derivative liabilities totaled $336,562

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.0%	2.0%
Expected volatility (3)	246%	246%
Expected life (in years)	0.75	0.75

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

During the nine months ended September 30, 2019, the Company converted, upon receiving formal notices from its noteholders, $20,011 in note principal, plus accrued interest totaling $8,254, into common stock.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at September 30, 2019 as follows:

Description	Fair Value Measurements at September 30, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$332,562	$-	$-	$332,562
Total	$332,562	$-	$-	$332,562

14. ACQUISITION OF SANNABIS SAS

On July 25, 2019, the Board of Directors authorized the execution of that certain Acquisition Agreement (the “Acquisition Agreement”) with Sannabis S.A.S., a Cali, Colombia corporation. Sannabis is a privately held corporation engaged in the business of growing and shipping Hemp Products, which provide treatments for various medical issues.

In accordance with the terms and provisions of the Acquisition Agreement: (i) Sannabis agrees to transfer and assign its assets, intellectual property, interests and management rights in and to all of its operations; (ii) the Company agrees to recapitalize; (iii) View Systems technology will be operated and consolidated into an entity called View Systems International, Inc.(VSI), a wholly-owned subsidiary of the Company and shall be consolidated into the Company’s financials; and (iv) the Board of Directors shall be Mr. Gunther Than, Director and Chairman of VSI.; Mr. Juan Campo, Director and President of View Systems, Inc.; and Mr. Juan Paulo Guzman, Director and Chief Operations Officer of the Sannabis Operation.

The parties also agreed that the Company’s current President/Chief Executive Officer, Gunther Than, shall be retained as a consultant and remain a member of the Board of Directors of the Company for a period of at least two years

The acquisition of Sannabis has not yet closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended September 30, 2019 and September 30, 2018 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

We have announced that we have acquired a company called Sannabis that grows and ships Cannabis grown for medical and industrial purposes. The Board of Directors will be John Campo as President and Chairman, Juan Pablo Guzman as Director and Chief Operations Officer of Sannabis Operations. We have filled an 8K the effect on July 31, 2019. We are methodically working on the merger process to assure proper integration. We expect the acquisition to be complete in the first quarter of 2020.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2019 and September30, 2018 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three months ended September 30,
	2019	2018
Revenues, net	$-	$9,052
Cost of sales	-	-
Gross profit (loss)	-	9,052
Total operating expenses	35,000	27,608
Profit (Loss) from operations of continuing operations	(35,000)	(18,556)
Total other income (expense)	(74,370)	204,850
Loss from discontinued operations	-	(37,209)
Net income (loss)	(109,370)	223,503
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended September 30, 2019 Compared to Three Month Period Ended September 30, 2018.

Our net loss for the three-month period ended September 30, 2019 was ($109,370) compared to a net income of $223,503 during the three month period ended September 30, 2018 (an increase in net loss of $332,873. We generated no revenues during the three month period ended September 30, 2019 compared to $9,052 during the three month period ended September 30, 2018 (a decrease in net revenue of $9,052). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced a decrease in September 30, 2019 compared to the three month period ended September 30, 2018. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also direct service of our remaining install base of security products and we continue to direct purchase orders for the View Scan to IPVideo to quote, sell and service.

During the three month period ended September 30, 2019, we incurred total operating expenses of $ 35,000 compared to $27,608 incurred during the three month period ended September 30, 2018 (an increase of $7,392).

Operating expenses incurred during the three month period ended September 30, 2019 compared to the three month period ended September 30, 2018 increased primarily due to the increase in salaries in benefits.

Our net operating loss for the continuing operations during the three-month period ended September 30, 2019 was ($35,000) compared to a net operating loss of ($18,556) during the three-month period ended September 30, 2018.

During the three-month period ended September 30, 2019, interest expense in the amount of ($36,307) was incurred as compared to ($82,465) for three months ended September 30, 2018. The decrease in interest expense was due to decreased interest paid on loans from stockholders.

After deducting other expense, we realized a net loss of ($109,370) for the three month period ended September 30, 2019 compared to a net income of $204,850 for the three month period ended September 30, 2018.

The weighted average number of shares outstanding was 372,520,421 for the three month period ended September 30, 2019 compared to 326,705,526 for the three month period ended September 30, 2018.

SUMMARY COMPARISON OF OPERATING RESULTS*

	nine months ended September 30,
	2019	2018
Revenues, net	$1,400	$29,367
Cost of sales	-	-
Gross profit (loss)	1,400	31,102
Total operating expenses	73,071	57,545
Profit (Loss) from operations of continuing operations	(71,671)	(26,443)
Total other income (expense)	(236,614)	1,164,143
Loss from discontinued operations	-	(44,695)
Net income (loss)	$(308,285)	$1,093,005
Net income (loss) per share	$(0.00)	$(0.00)

Nine Month Period Ended September 30, 2019 Compared to nine Month Period Ended September 30, 2018.

Our net loss for the nine-month period ended September 30, 2019 was ($308,285) compared to a net income of $1,093,005 during the nine month period ended December 30, 2018 (a decrease in net loss of $1,401,290). We generated net revenues of $1,400 during the nine month period ended September 30, 2019 compared to $31,102 during the nine month period ended September 30, 2018 (a decrease in net revenue of $29,702). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced a decrease in sales of our services and products which resulted in a decrease of revenues for the six month period ended September 30, 2019 compared to the nine month period ended September 30, 2018. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also continue service our remaining install base of security products and we continue to receive purchase orders for the View Scan which we direct to IPVideo to quote, sell and service.

During the nine month period ended September 30, 2019, we incurred total operating expenses of $73,071compared to $57,545 incurred during the nine month period ended Septembere 30, 2018 (an increase of $15,526).

Operating expenses incurred during the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018 increased primarily due to the increase in salaries in benefits.

Our net operating loss for the continuing operations during the nine-month period ended September 30, 2019 was ($308,285) compared to a net operating income of $1,137,700 during the nine-month period ended September 30, 2018.

During the nine-month period ended September 30, 2019, interest expense in the amount of ($70,476) (2018: ($85,777) was incurred. The decrease in interest expense was due to decreased interest paid on a loan from stockholder.

During the nine-month period ended September 30, 2019, the change in value of derivative liability in the amount of ($54,558) (2018: $22,203) was incurred. The decrease in derivative liability was due to re-measurement of the derivative liabilities and conversions during 2019.

After deducting other expense, we realized a net loss of ($308,285) for the nine month period ended September 30, 2019 compared to a net income of $1,093,005 for the nine month period ended June 30, 2018.

The weighted average number of shares outstanding was 372,520,421 for the nine month period ended September 30, 2019 compared to 326,705,526 for the nine month period ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our current assets were $26,855 and our current liabilities were $1,082,980, which resulted in a working capital deficit of $967,555. At September 30, 2019, current assets were comprised of: (i) $436 in cash; (ii) $26,419 in amounts due from a related party.

As of September 30, 2019, current liabilities were comprised of: (i) $167,215 in accounts payable and accrued expenses; (ii) $0 in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $1,322 in accrued interest payable; (v) $266,512 in loans from stockholders; (vi) $177,132 in notes payable; (vii) deferred revenue of $0; and derivative liability of $336,562

Stockholders’ deficit decreased from ($953,885) for fiscal year ended December 31, 2018 to ($1,056,125) for the nine month period ended September 30, 2019.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2019, net cash flows used in operating activities was ($102,637) compared to net cash flows used in operating activities of ($73,992) for the nine month period ended September 30, 2018.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2019 and September 31, 2018, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of debt and equity instruments. For the nine month period ended September 30, 2019, net cash flows provided from financing activities was $103,073 compared to $73,955 for the nine-month period ended September 30, 2018. Cash flows from financing activities for the nine month period ended September 30, 2019 consisted of: (i) $0 in proceeds from sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $103,000 in notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $308,285 for the nine months ended September 30, 2019. Our revenues from service and product sales have been insufficient to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities increased to $1,082,980 at September 30, 2019 compared to $953,885 at fiscal year ended December 31, 2018. As of September 30, 2019, our short and long term notes payable consist of the following:

●	We are in default of a September 18, 2009 demand loan payable to an investor that was due December 17, 2009 in the amount of $50,000. Interest has accrued at 5% per month since December 17, 2009. The loan is secured by our accounts receivable. Effective July 1, 2012 the accrual of interest was halted by agreement with the lender. The lender has not demanded repayment.

●	We are in default of several convertible promissory notes as listed in another section.. At any time prior to the complete satisfaction of the Notes, the Notes shall be convertible into shares of the Company’s common stock.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: December 9, 2019	By:	/s/ Juan (John) Campo
J. Campo
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

