Form 10-K
period 2019-12-31
VIEW SYSTEMS INC
filed 2020-07-02
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: (410) 236-8200

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,909,926,481 as of July 1, 2020.

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

Medical Services Including Men’s Health and Physiological Quality of Life

The Company sold its Medical Services division; which is comprised of Men’s Health clinic interests, to Ultimate Sports, Inc. in exchange for 122,500 shares of Ultimate Sports, Inc. and Ultimate Sports, Inc. As part of the new direction the company is investigated Hemp as a medicinal ingredient for a plethora of products.

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

We are in process of changing our provisional patent into a permanent patent. We are capable of building a wide archway to facilitate current commercial class (up to 42 inches opening) doors.

SALES AND DISTRIBUTION

Even though we get the occasional new order, we no longer solicit sales of the current View Scans but instead capitalize on the demand for parts and service. Until we a have our new and improved model in production we will service, fix and repair field operating units. The inquires we get we forward to A+Video, the company we licensed the Original ViewScan technology to.

MAJOR CUSTOMERS

Domestic United States.

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

Governmental ownership of the patents is advantageous to us; however, the costs have outweighed the benefits. We have not received improvements, the promised funding or active support from our government licensors. We have, however, paid significant monies and spent considerable time to advance the technologies.

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

Even though we posted net profit for 2018 due to the conversion of some payables to equity and expiration of some other debts, we incurred operating losses for the past two fiscal years, which consist of $134,036 for 2019 and $25,242 for 2018. In addition, we had an accumulated deficit of $30,030,877 at December 31, 2019 as compared with $28,791,901 at December 31, 2018. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of 1,238,976 for fiscal year ended December 31, 2019 and net cash used in operations of $209,592 for the fiscal year ended December 31, 2018. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2020, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2019 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” for a period of one year from the issuance of the financial statements. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net operating loss for continuing operations for the year ended December 31, 2019 was $134,036 and our net loss for the year ended December 31, 2019 was $370,650. Our accumulated deficit was $29,162,551 at December 31, 2019. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we develop our enhanced technology. We have had to rely on debt financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at December 31, 2019. Our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2019, and December 31, 2018 that expressed substantial doubt regarding our ability to continue as a going concern.

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

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. JOHN CAMPO, OUR CHIEF EXECUTIVE OFFICER AND MR> GUNTHER THAN, OUR FORMER CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

We are dependent on the services of John Campo and Gunther Than, our Chief Executive Officer and former Chief Executive Officer, and members of our Board and our other executive officers and members of our senior management team. For example, the loss of Mr. Campo or Mr. Than could damage customer relations and could restrict our ability to raise additional working capital if and when needed. There can be no assurance that Mr. Than will continue in his present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 548,915,727 shares of common stock issued and outstanding and 5,589,647 shares of preferred stock issued and outstanding. As of May 29, 2020, our directors and executive officers collectively hold approximately 5% of the voting power of our common and 91% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer’s voting preferred stock, our directors and officers have the power to vote approximately 5% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this Annual Report. Pursuant to Colorado law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2019:	High	Low
Fourth Quarter	$0.00002	$0.00001
Third Quarter	$0.00002	$0.00001
Second Quarter	$0.002	$0.0010
First Quarter	$0.001	$0.002

FISCAL YEAR ENDED DECEMBER 31, 2018:
Fourth Quarter	$0.003	0.002
Third Quarter	$0.005	$0.003
Second Quarter	$0.002	$0.002
First Quarter	$0.001	$0.002

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of July 2, 2020, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2019 there were 548,915,727 shares of our common stock issued and outstanding and 5,589,647 shares of our preferred stock issued and outstanding. Except for 50,000,000 shares reserved under our 2010 Equity Incentive Plan, we have not reserved any other shares for issuance upon exercise of common stock purchase warrants or stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2019 we issued an aggregate of 231,210,201 shares of common stock to convert principal and accrued interest on convertible debentures.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

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

Merger or Acquisitions in 2019

As of this date, there are no pending acquisitions at the time of this filing.

Although we have agreed in a Memorandum of Understanding that the investments made into Sannabis & New Columbia Resources give View Systems a First Right of Refusal to acquire both companies at an discounted value for the investment. Please find attachment of the MOU in this filing.

Manufacturing

We no longer manufacture the ViewScan (original) since we have licensed it to a company called IP-Video Corporation since we have determined a new and enhanced wider opening model is needed to continue in continue in the walk through portal security market. Until we patent the new enhanced unit we are quiescent in our manufacturing activities.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

The following discussions are based on the consolidated financial statements of View Systems and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2019 and 2018 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended December 31,
	2019	2018
Revenues, net	$1,400	$32,502
Cost of sales	-	-
Gross profit (loss)	1,400	32,502
Total operating expenses	715,179	57,744
Loss from continuing operations	(713,779)	(25,242)
Total other income (expense)	(525,197)	988,175
Net income (loss)	(1,238,976)	918,238
Net loss per share	$(0.00)	$(0.00)

The following chart provides a breakdown of our sales in 2019 and 2018.

	2019	2018
ViewScan	$-	$-
Warranty	0	30,767
Service, installation, training, etc	1,400	1,735
Total	$1,400	$32,502

Our sales backlog at December 31, 2019 was $-0-.

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018.

Our net loss for fiscal year ended December 31, 2019 was $(1,238,976) compared to a net income of $918,238 for fiscal year ended December 31, 2018.

We generated revenues of $1,400 during fiscal year ended December 31, 2019 compared to revenues of $32,502 during fiscal year ended December 31, 2018.

We have experienced a cessation of sales of our products as a result of giving an exclusive license to manufacture our previous version to a large distributer of security products.

We incurred an operating loss of ($713,779) during fiscal year ended December 31, 2019 as compared to an operating loss of ($25,242) in fiscal year ended in December 31, 2018. Our expenses increased primarily due to a significant increase in professional fees, salaries and benefits, professional fees and administrative driven by our investment in then afore mentioned entities with the intent of adding other revenue streams to our core business.

Thus, our net loss f of ($1,238,976) during fiscal year ended December 31, 2019 included a ($383,010) derivative, interest and loss on stock conversion expense. The net income during fiscal year ended December 31, 2018 was ($918,238) was primarily due to a gain on renegotiated debt of $1,272,123.

The weighted average number of shares outstanding was 390,579,210 for fiscal year ended December 31, 2019 compared to 326,705,526 for fiscal year ended December 31, 2018.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2019

As of December 31, 2019, our current assets were $20,835 and our current liabilities were $1,594,693. As of December 31, 2019, current liabilities were comprised of: (i) $161,715 in accounts payable and accrued expenses; (ii) $492,115 in accrued and deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $13,841 in accrued interest payable; (v) $-0- in accrued royalties payable; (vi) $266,512 in loans from stockholders; (vii) $142,421in notes payable; (viii) deferred revenue of $0 and (ix) derivative liability of $383,852;.

The increase in total assets during fiscal year ended December 31, 2019 from fiscal year ended December 31, 2018 was primarily due to an investment in a related party.

As of December 31, 2019, our total liabilities were $1,594,693 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2019 from fiscal year ended December 31, 2018 was primarily due to the increase in convertible loans and accrued derivative liability.

Stockholders’ deficit increased to ($1,573,858) for fiscal year ended December 31, 2019 from ($953,885) for fiscal year ended December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2019, net cash flows used in investing activities was $0 compared to $0 for fiscal year ended December 31, 2018.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2019, net cash flows provided from financing activities was $210,427 compared to $93,000 for fiscal year ended December 31, 2018, which primarily consisted of proceeds from convertible notes.

PLAN OF OPERATION AND FUNDING

We have incurred losses from operations for the past three fiscal years and had a net operating loss of ($713,779) at fiscal year ended December 31, 2019. Our revenues from product sales have ceased and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push acquiring other income streams.

Management intends to finance our 2020 operations primarily with loans and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to be non-existant in the short term but will increase in the long term as additional products are brought on-line moving forward. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $600,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $50,000 per month for operations and to facilitate our new business plans both in these bio-resource markets and the development of an advanced Detection Portal.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2020 and we cannot assure the company we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2020, then we will be required to reduce our expenses and scale back our operations.

Going Concern

The market price of our common stock has fallen below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2020. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2020, then we may be required to further reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2019 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We share an office at 7833 Walker Dr., Greenbelt, Maryland 20770. We rent on a quarter to quarter basis.

Our total current liabilities increased to ($1,594,693) in fiscal year ended December 31, 2019 compared to ($953,885) at fiscal year ended December 31, 2018. As of December 31, 2019, our short and long term notes payable consist of the following:

Stockholder Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	50,000	50,000

Convertible promissory note with interest at 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	16,831	53,000

Convertible promissory note with interest at 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest at 12% per year dated August 19, 2019, convertible into the Company’s common stock 58% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note is due August 19, 2020	38,000	-

Convertible promissory note with interest at 12% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note is due October 20, 2020	50,000	-

Convertible promissory note with interest at 12% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during the 25 trading days immediately preceding conversion. The note is due October 22, 2020	53,000	-

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

DECEMBER 31, 2019 AND 2018

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of View Systems, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of View Systems, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2016

Bayville, NJ

July 2, 2020

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
ASSETS

Current Assets
Cash	$835	$-
Investment in related party	20,000	-

Total current assets	20,835	-

Total assets	$20,835	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$73
Accounts payable and accrued expenses	161,715	167,215
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued compensation	492,115	-
Accrued interest payable	13,841	10,777
Loans from stockholders	266,512	266,512
Notes payable	142,421	129,667
Derivative liability	383,852	244,004
Deferred revenue	-	1,400

Total current liabilities	1,594,693	953,885

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value,
Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 5,000,000,000 shares, $.001 par value,
Issued and outstanding 548,915,727	560,915
Issued and outstanding 329,705,526	-	329,705
Common stock issuable	20,500	16,000
Additional paid in capital	27,870,014	27,486,721
Accumulated deficit	(30,030,877)	(28,791,901)

Total stockholders’ deficit	(1,573,858)	(953,885)

Total Liabilities and Stockholders’ Deficit	$20,835	$-

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

Revenues
Extended warranties	$1,400	$30,767
Service income	-	1,735

Total revenue	1,400	32,502

Cost of sales	-	-

Gross profit	1,400	32,502

Operating expenses
General and administrative	86,721	44,244
Professional fees	62,159	13,500
Salaries and benefits	566,299	-

Total operating expenses	715,179	57,744

Loss from operations	(713,779)	(25,242)

Other income (expense)
Derivative expense	(383,010)	(191,004)
Gain on renegotiated debt	-	1,272,123
Interest expense	(142,187)	(92,944)

Total other income (expense)	(525,197)	988,175

Net income (loss) from continuing operations	$(1,238,976)	$962,933

Net loss from discontinued operations	$-	$(44,695)

Net income (loss)	$(1,238,976)	$918,238

Net income (loss) per share (basic and diluted)	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	390,579,210	326,705,526

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

						Additional
	Preferred		Common		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance, December 31, 2017	5,589,647	$5,590	326,705,526	$326,705	$16,000	$27,392,125	$(29,761,287)	$(2,020,867)

Implementation of revenue recognition standard	-	-	-	-	-	-	51,148	51,148

Beneficial conversion features	-	-	-	-	-	93,000	-	93,000

Conversion of convertible debt	-	-	3,000,000	3,000	-	(1,440)	-	1,560

Disposal of Medical Therapeutics subsidiary	-	-	-	-	-	3,036	-	3,036

Net income for the year ended December 31, 2018	-	-	-	-	-	-	918,238	918,238

Balance, December 31, 2018	5,589,647	5,590	329,705,526	329,705	16,000	27,486,721	(28,791,901)	(953,885)

Conversion of convertible debt	-	-	231,210,201	231,210	-	177,293	-	408,503

Beneficial conversion features	-	-	-	-	-	206,000	-	206,000

Shares subscribed in private placement	-	-	-	-	4,500	-	-	4,500

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	(1,238,976)	(1,238,976)

Balance, December 31, 2019	5,589,647	$5,590	560,915,727	$560,915	$20,500	$27,870,014	$(30,030,877)	$(1,573,858)

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(1,238,976)	$918,238

Loss from discontinued operations used in operations:	-	44,695
Accretion of debt discount	113,923	66,333
Gain from renegotiated debt	-	(1,272,123)
Change in value of derivative liability	383,010	191,004

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Due from related parties	(20,000)	-

Increase (decrease) in cash from:
Accounts payable and accrued expenses	33,472	(8,686)
Deferred compensation	492,115	24,335
Accrued interest payable	28,264	8,189
Deferred revenue	(1,400)	(7,167)
Net cash used in operating activities	(209,592)	(35,182)
Net cash used in operating activities-discontinued operations	-	(41,659)

Net cash used in operations	(209,592)	(76,841)

Cash flows from financing activities:
Bank overdraft	(73)	73
Proceeds from stock subscription	4,500	-
Repayments from stockholders loans	-	(16,269)
Proceeds from notes payable	206,000	93,000

Net cash provided by financing activities	210,427	76,804

Increase (decrease) in cash	835	(37)

Cash at beginning of year	-	37

Cash at end of year	$835	$-

See Notes to Consolidated Financial Statements.

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2019	2018

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest	$127,341	$1,560
Accounts payable and accrued expense paid with common stock	$-	$-
Notes payable paid by shareholder	$-	$-

See Notes to Consolidated Financial Statements.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

During the second quarter of 2018, the Company established a new business line in the Erectile Dysfunction Medical market by opening one clinic within its’ Medical Therapeutics subsidiary. In the fourth quarter of 2018, the Company sold its Medical Therapeutics division to another company called Ultimate Sports, Inc.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-9, “Revenue from Contracts with Customers” and the related amendments (“Topic 606”) using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balancer of equity at January 1, 2018. Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of accumulated deficit was increase by $51,148, primarily relating to the accelerated recognition of revenue on installation projects.

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

During 2019, sales consisted of the sale of one demonstration unit and the fulfillment of extended warranties. During 2018, the Company did not sell its’ products or installation and training, but rather only fulfilled extended warranties on its’ existing installed units. Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue standards. The Company recognizes revenue from extended warranty contracts ratably over the warranty period.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2019 and 2018 amounted to $0 and $0, respectively.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2011. The Company policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended December 31, 2019 and 2018 were $0 and $0, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended December 31,, 2019 and 2018 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Income	Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended December 31, 2019

Loss from operations which is the amount that is available to common stockholders	$(1,238,976)	390,579,210	$(0.00)

Period ended December 31, 2018

Income from operations which is the amount that is available to common stockholders	$918,238	326,705,526	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the year ended December 31, 2019 the Company incurred a net loss of $ 1,238,976. For the period ended December 31, 2018 the Company incurred a net income of $918,238, however that income had a one- time increase in income of $1,272,123 for renegotiated debt. That aside, the Company had a loss of $353,885. In addition, certain notes payable have come due and the note holders are demanding payment.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and the Company anticipates that these negotiations will result in extended payment plans.

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during 2020 primarily through increased sales although there will still be a need for additional equity financing. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that this financing will be successful and the Company may be required to further reduce expenses and scale back operations.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as the Company did not have any leases.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

4.       NOTES PAYABLE

Notes payable as of December 31, 2019 and 2018 consists of the following:

	2019	2018

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 12% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	16,831	53,000

Convertible promissory note with interest as 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 12% per year dated August 19, 2019, convertible into the Company’s common stock 58% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due August 19, 2020	38.000

Convertible promissory note with interest as 12% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	50,000

Convertible promissory note with interest as 12% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	53,000

	$247,831	$143,000
Discount on convertible notes	(105,410)	(13,333)

	$142,421	$129,667

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5. INCOME TAXES

For income tax purposes the Company has net operating loss carry forwards of $27,608,848 as of December 31, 2019 that may be used to offset future taxable income. In the instance of future corporate acquisitions, the net operating losses may be used to offset the future taxable income of a qualifying subsidiary corporation which meets IRS regulations governing such situations. The losses have accumulated since 1998 and started to expire in 2018. IRS regulations also provide that significant changes in ownership (greater than 50%) could result in the expiration of some of the net operating loss carry forwards. As of the date of this report the Company has not made an analysis of the changes in ownership to determine if any of these losses have expired.

The components of the net deferred tax asset as of December 31, 2019 are as follows:
Effect of net operating loss carry forward	$8,300,000
Less evaluation allowance	(8,300,000)
Net deferred tax asset	$-

The components of income tax expense (benefit) are as follows:

	Year ended
	December 31, 2019	December 31, 2018
Net income (loss) per financial statements which approximates net income (loss) per income tax returns	$1,234,476	$918,238
Income tax expense (benefit) applying prevailing
Federal and state income tax rates	(358,000)	267,000
Less NOL carryforward and valuation allowance	358,000	(267,000)

Net income tax expense (benefit)	$-	$-

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

6. CONVERTIBLE PREFERRED STOCK

At December 31, 2019 and 2018, the Company has 5,589,647 shares of Series a Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the Company of $0.001 per share before any payment of distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ration of 15:1.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

7. COMMON STOCK

At December 31, 2019 and 2018, the Company has 560,915,727 and 329,705,526 shares of Common Stock outstanding. During the year ended December 31, 2019, 232,210,201 shares of common stock were issued for the conversion of $408,503 in convertible debentures and accrued interest. During the year ended December 31, 2018, 3,000,000 shares of common stock were issued for the conversion of $1,560 in convertible debentures and accrued interest.

8. OPERATING LEASE

The Company has terminated all leases for office space as of December 31, 2019. The Company handles its executive functions from and shares space with its CPA firm, CG Davis & Associates at 7833 Walker Drive in Greenbelt, MD 20770.

9. STOCK BASED COMPENSATION

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Stock Options and Warrants

Certain nonqualified stock options were issued during the period ended June 30, 2013 to a member of the board of directors as compensation for services performed. These options expired unexercised during the year ended December 31, 2018.

10. RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs. The net payments to stockholders with unstructured payment plans amounted to $0 and $16,269 for the periods ended December 31, 2019 and 2018, respectively. The total balance due on unstructured loans from stockholders amounted to $266,512 at December 31, 2019 and 2018, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

11. ISSUABLE COMMON STOCK

As of December 31, 2018 740,000 shares of the authorized shares, amounting to $16,000 had not been issued. During the year ended December 31, 2019, 45,000,000 shares amounting to $4,500 were subscribed but not issued.

12. CONTINGENT LIABILITY

Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. That employment contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock of the equivalent in cash at Mr. Than’s direction. With the change in Management in 2019, $376,800 in additional compensation to Mr. Than was accrued. Mr. Than’s current base salary is $120,000 per annum.

Effective July 1, 2019 the Board of Directors authorized a new employment contract with John Campo to become CEO of View Systems, Inc. Mr. Campo’s current base salary is $120,000 per annum.

13. DERIVATIVE INSTRUMENTS

The Company has note payables with elements that qualify as a derivative instrument. The note payable are convertible at the lowest trading price during the previous 25 days ending on the last trading day prior to notice. This variable conversion feature requires bifurcation from the convertible debenture and measurement at fair value.

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2018	$-
Additional issuance	53,000
Change in value of derivative liability	191,004

Fair Value, December 31, 2018	$244,004

Change in value of derivative liability	139,848

Fair Value, December 31, 2019	$383,852

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of December 31, 2019 and 2018 as follows:

	Fair Value Measurements at December 31, 2019
	Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$383,852	$-	$-	$383,852
Total	$383,852	$-	$-	$383,852

	Fair Value Measurements at December 31, 2018
	Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$244,004	$-	$-	$244,004
Total	$244,004	$-	$-	$244,004

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 14. LICENSE AGREEMENT

In August 2018, the Company executed a license agreement with IPVideo Corporation (“IPVideo”) where the Company licensed the View Scan Concealed Weapons Detection System and all related hardware, software, documentation and manufacturing detail to IPVideo. IPVideo is required to pay $300 to the Company per View Scan unit sold by IPVideo. No units were sold by IPVideo during 2018 or 2019 under this license.

NOTE 15. MEMORANDUM OF UNDERSTANDING WITH SANNABIS

During 2019, the Company agreed to a Memorandum of Understanding to acquire Sannabis S.A.S. and New Columbia Resources, Inc. This agreement gives the Company a First Right of Refusal to acquire both companies upon satisfaction of certain conditions. The conditions have not been met to date and the acquisition has thus not been consummated. During the year ended December 31, 2019, the Company invested $58,660 in developing this agreement, of which $38,660 was for operating expenses and $20,000 was to acquire equipment and supplies for use in this venture.

NOTE 15. DISCONTINUED OPERATIONS

During the third quarter of 2018, the Company made the determination to discontinue its’ Medical Therapeutics subsidiary and exit the erectile dysfunction market. In the fourth quarter of 2018, the Company sold its Medical Therapeutics subsidiary to Ultimate Sports, Inc. (USPS) for 122,500 shares of common stock of USPS. As the Company and USPS are under common management control, the sale was accounted for at historical cost. The Company transferred $10,964 in assets and $14,000 in liabilities to USPS. The results of operations for Medical Therapeutics for the year ended December 31, 2018was as follows:

	Year Ended December 31, 2018
Revenues	$98,201	$

Cost of sales	20,098
Operating expenses	122,798
	142,896

Loss	$(44,695	$	)

NOTE 16. SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued 1,349,010,754 shares of common stock to convert convertible debentures and accrued interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and have taken steps beginning in 2020 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2018 and/or December 31, 2019 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	72	Director and Consultant to the Board	1998
John Campo	48	President and Chairman	2019
Martin Maassen	76	Outside Independent Director	1999

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

John Campo , The current acting CEO, President & Chairman: Is also, President of New Colombia Resources, Inc., has been involved in public companies for over 20 years. He began his career as a registered representative with a boutique firm in Baltimore, MD.  He was President of Elite Equity Marketing, a public relations firm catering to emerging growth companies, from 2001-2008 with offices in Towson, MD and North Miami Beach, FL. He later began Wall Street International focusing on creating awareness for international companies trading in the U.S. In 2009, he introduced Mr. Erasmo Almanza, a Colombian national with coal mining concessions, to VSUS Technologies Inc. n/k/a New Colombia Resources, Inc. to roll up coal mining concessions and get them into production. Mr. Campo is a Colombian American who resides in Sunny Isles Beach, FL and Barranquilla, Colombia.

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2018 and 2019. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli (former director) and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Our limited revenues have prevented our Chief Executive Officer, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $0 in cash for salary for 2018 and 2019, respectively.

We paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2018:

Name	Salary	Position
Gunther Than (1)	$0	As employee to the Board, and Director
John Campo	$0	As President and Chairman
Martin Maassen	$0	As Independent Director

(1) Mr. Than is reimbursed for his living expenses while out of town from his home. Mr. Than earns an executive salary of $120,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2019	$-		$-0-	$						$-
(Principal Chief Executive Officer, President and Director)	2018	120,000	(1)	-0-		-0-					120,000

Martin Maassen	2019	0									0
(Director)	2018	0									0

(1) Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

John Campo - Executive Employment Agreement

On January 1, 2019, our Board of Directors authorized the execution of an executive employment agreement with our President and Chief Executive Officer, John Campo. In accordance with the terms and provisions of the agreement: (i) the Executive shall provide services and perform all duties typical of the offices held by the Executive; (ii) we shall pay to the Executive a base salary of $10,000 per month, payable in form of cash or shares of our common stock as agreed upon, (ii) we shall pay to the Executive an incentive bonus to be determined by the Board of Directors based upon our performance and the results achieved by the Executive in his job performance; (iii) and we shall issue stock options to the Executive to purchase shares of our common stock, such stock options to accrue and vest in accordance with a set schedule to be decided by the Board of Directors.

Gunther Than - Executive Employment Agreement

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

The term of the Executive Agreement shall commence January 1, 2014 and continue in effect unless terminated by either party upon ninety days written notice. However, in the event the Executive’s employment is terminated by us at our discretion and is without cause, for a period of three years following such termination, the Executive shall be paid his base salary and a bonus for each of the three years equivalent in value to the bonus received in the year prior to his termination. In the event the Executive terminates his employment, we shall pay the Executive the compensation the Executive has earned to the termination date. Lastly, in the event we are acquired or the non-surviving party in a merger or sell all or substantially all of our assets, this Executive Agreement shall not be deemed terminated as a result thereof. This agreement was not renewed at January 1, 2018, but has remained in place.

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2018 and December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 17, 2019 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 548,915,727 shares of common stock outstanding as of December 31, 2019. The percentage of beneficial ownership of preferred stock is based upon 5,589,647 shares of preferred stock outstanding as of December 31, 2019

		NUMBER OF SHARES		PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY		BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED		OWNED
Martin Maassen	Common	10,829,624	(1)	.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	20,812,200	(2)	.3%
4300 Lighthouse Drive,	Preferred	5,089,647		91.1%
Wind Point, WI 5340

All Directors and officers as a group (3 members)	Common	31,641,824		.4%
	Preferred	5,089,647%		91.1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2019	2018
Audit fees	$10,000	$10,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

10.1	View Systems, Inc. 2010 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to Form 10-Q filed May 14, 2010)

10.2	View Systems, Inc. 2010 Service Provider Stock Compensation Plan (Incorporated by reference to exhibit 10.4 to Form 10-Q filed August 19, 2010)

10.3	Employment agreement between View Systems and Gunther Than, dated December 1, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 11, 2010)

10.4	Subcontractor Agreement dated March 9, 2009 between MasTec North America, Inc. and View Systems, Inc. (Incorporated by reference to exhibit 10.3 for Form 10-Q, Amendment No. 1, for the period ended March 31, 2009)

10.5	Purchase Agreement, dated June 1, 2012 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed July 3, 2012)

10.6	Amendment to Purchase Agreement, dated June 28, 2012 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed July 3, 2012)

10.7	Memorandum of Understanding with Sannabis S.A.S.

21.1	List of Subsidiaries*

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer and Chief Financial Officer *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2020.

View Systems, Inc.

By:	/s/ John Campo
John Campo
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

Name	Title	Date

/s/ John Campo	Director, Chief Executive Officer and Treasurer	July 2, 2020
John Campo

/s/ Gunther Than	Director, President of View System International, Inc.	July 2, 2020
Gunther Than

/s/ Dr. Martin Maassen	Independent Director	July 2, 2020
Martin Maassen

