Form 10-Q
period 2020-03-31
VIEW SYSTEMS INC
filed 2020-08-24
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

(410) 236-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON	VSYM	OTCBB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	March 31, 2020
Common Stock, $.001 par value per share	729,683,597

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED March 31, 2020

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$835
Investment in related party	20,000	20,000

Total current assets	20,000	20,835

Total assets	$20,000	$20,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank account overdraft	$232	$-
Accounts payable and accrued expenses	148,965	161,715
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued compensation	552,115	492,115
Accrued interest payable	23,695	13,841
Loans from stockholders	263,512	266,512
Notes payable	178,866	142,421
Derivative liability	626,118	383,852

Total liabilities	1,927,740	1,594,693

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 950,000,000 shares, $.001 par value, Issued and outstanding 729,683,597	729,683
Issued and outstanding 560,915,727		560,915
Common stock issuable	25,500	20,500
Additional paid-in capital	27,947,236	27,870,014
Accumulated deficit	(30,615,749)	(30,030,877)

Total stockholders’ deficit	(1,907,740)	(1,573,858)

Total Liabilities and Stockholders’ Deficit	$20,000	$20,835

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues
Revenue from extended warranties	$-	$700
Total revenue	-	700

Cost of sales	-	-

Gross profit	-	700

Operating expenses
General and administrative	44,709	1,478
Professional fees	2,500	10,000
Salaries and benefits	60,000	14,275

Total operating expenses	107,209	25,753

Loss from operations	(107,209)	(25,053)

Other income (expense)
Derivative expense	(365,306)	(27,628)
Interest expense	(112,357)	(18,948)

Total other income (expense)	(477,663)	(46,576)

Net loss	$(584,872)	$(71,629)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	663,862,161	368,520,421

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

						Additional	Retained
	Preferred		Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)	Total

Balance, December 31, 2019	5,589,647	$5,590	560,915,727	$560,915	$20,500	$27,870,014	$(30,030,877)	$(1,573,858)

Conversion of convertible debt	-	-	168,767,870	168,768	-	(35,528)	-	133,240

Discount on convertible debt	-	-	-	-	-	112,750	-	112,750

Stock subscribed in private placement	-	-	-	-	5,000	-	-	5,000

Net loss for the period ended March 31, 2020	-	-	-	-	-	-	(584,872)	(584,872)

Balance, March 31, 2020	5,589,647	$5,590	729,683,597	$729,683	$25,500	$27,947,236	$(30,615,749)	$(1,907,740)

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial conversion features	-	-	-	-	-	$65,000	-	65,000

Conversion of convertible debentures	-	-	38,814,895	38,815	-	81,430	-	120,245

Net loss for the period ended March 31, 2019	-	-	-	-	-	-	(71,629)	(71,629)

	5,589,647	$5,590	368,520,421	$368,520	$16,000	$27,633,151	$(28,863,530)	$(840,269)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(584,872)	$(71,629)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Accretion of debt discount	102,357	18,948
Derivative expense related to convertible note payable	365,306	27,627

Change in operating assets and liabilities:
Increase (decrease) in cash from:
Due to related party	-	(10,319)
Deferred revenue	-	(700)
Accounts payable and accrued expenses	(12,750)
Accrued compensation	60,000	-
Accrued interest	10,000	-
Net cash provided by (used in) operating activities	(59,959)	(36,073)

Cash flows from financing activities:
Bank overdraft	232	(73)
Net payments for stockholders loans	(3,000)	-
Repayment of notes payable	(55,858)	-
Proceeds from stock subscriptions	5,000	-
Proceeds from notes payable	112,750	65,000

Net cash provided by (used in) financing activities	59,124	64,927

Increase (decrease) in cash	(835)	28,854

Cash at beginning of period	835	-

Cash at end of period	$-	$28,854

The accompanying notes are an integral part of these consolidated financial statements

7

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended
March 31,
	2020	2019

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Interest expense paid with common stock	$-	$-
Notes payable paid by shareholder	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied..

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended March 31, 2020 and 2019 amounted to $0 and $0, respectively.

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

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2015. The Company policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended March 31, 2020 and 2019 were $0 and $0, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended March 31, 2020 and 2019 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Income	Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended March 31, 2020

Loss from operations which is the amount that is available to common stockholders	$(584,872)	663,862,161	$(0.00)

Period ended March 31, 2019

Loss from operations which is the amount that is available to common stockholders	$(71,629)	368,520,421	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the three months ended March 31, 2020 and 2019, the Company incurred net losses of $584,872 and $71,629, respectively. The Company also had a working capital deficiency of $1,932,740 and an accumulated deficit of $30,615,749 at March 31, 2020. In addition, certain notes payable have come due and the note holders are demanding payment.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as the Company did not have any leases..

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of March 31, 2020 and December 31, 2019 consists of the following:

	2020	2019

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 8% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	5,419	16,831

Convertible promissory note with interest as 8% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 8% per year dated August 19, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due August 19, 2020	-	38,000

Convertible promissory note with interest as 10% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	50,000	50,000

Convertible promissory note with interest at 8% per year dated January 8, 2020, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days Immediately preceding the conversion. The note is due January 8, 2021	112,750

Convertible promissory note with interest as 8% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	36,500	53,000
	$294,669	$247,831
Discount on convertible notes	(115,803)	(105,410)

	$178,866	$142,421

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

6. CONVERTIBLE PREFERRED STOCK

At March 31, 2020, the Company has 5,589,647 shares of Series a Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the Company of $0.001 per share before any payment of distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ration of 15:1.

7. COMMON STOCK

At March 31, 2020 and December 31, 2019 and 2018, the Company has 729,683,597 and 560,915,727 shares of common stock outstanding, respectively. During the three months ended March 31, 2020, 168,767,870 shares of common stock were issued for the conversion of $28,038 in convertible debentures and accrued interest.

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

10. RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs. The net payments to stockholders with unstructured payment plans amounted to $3,000 and $16,269 for the periods ended March 31, 2020 and December 31, 2019, respectively. The total balance due on unstructured loans from stockholders amounted to $263,512 at March 31, 2020 and $266,512 at December 31, 2019, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

11. ISSUABLE COMMON STOCK

As of December 31, 2019 45,740,000 shares of the authorized shares, amounting to $20,500 had not been issued. As of March 31, 2020 an additional subscription was issued authorizing another 45,000,000 shares for $5,000.

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

13. DERIVATIVE INSTRUMENT

The Company has note payables with elements that qualify as a derivative instrument. The note payable are convertible at the lowest trading price during the previous 15-25 days ending on the last trading day prior to notice. This variable conversion feature requires bifurcation from the convertible debenture and measurement at fair value.

The derivative liability, as it relates to the instrument, is shown in the following table:

Fair Value, December 31, 2019	$383,852

Change in value of derivative liability	242,266

Fair Value, March 31, 2020	$626,118

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	245%
Annual risk-free interest rate	2.63%
Expected dividends	None

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019 as follows:

	Fair Value Measurements at
	March 31, 2020
	Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$626,118	$-	$-	$626,118
Total	$626,118	$-	$-	$626,118

	Fair Value Measurements at
	December 31, 2019
	Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$383,852	$-	$-	$383,852
Total	$383,852	$-	$-	$383,852

14. LICENSE AGREEMENT

In August 2018, the Company executed a license agreement with IPVideo Corporation (“ipvIDEO”) where the company licensed the View Scan Concealed Weapons Detection System and all related hardware, software, documentation and manufacturing detail to IPVideo. IPVideo is required to pay $300 to the Company per View Scan unit sold in IPVideo.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. MEMORANDUM OF UNDERSTANDING WITH SANNABIS

During 2019 the Company agreed to a Memorandum of Understanding to acquire Sannabis S.A.S. and New Columbia Resources, Inc. The agreement gives the company a First Right of Refusal to acquire both companies upon satisfaction of certain conditions. The conditions have not been me to date and the acquisition has not been consummated. During the year ended December 31, 2019, the Company invested $58,660 in developing this agreement, of which $38,660 was for operating expenses and $20,000 was to acquire equipment and supplies for use in this venture. During the period ended March 31, 2020 the Company invested an additional $34,402 for this purpose of all of the investment was for operating expenses.

NOTE 16. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued 861,814,649 shares of common stock to convert convertible debentures and accrued interest.

The Company executed a note for $15,000.

The Company executed stock purchase agreements to sell 40,000,000 shares of common stock for $3,000.

The Company acquired the intellectual property, including a domain name and phone numbers, for 10,000,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three-month period ended March 31, 2020 and March 31, 2019 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Our strategy for remainder of 2020 is 1: to patent an enhanced and more complex Weapons Detection Portal. 2: Create a subsidiary that contains all security related technologies, patents, and expertise to further capitalize in the security market with superior products 3: utilize the current View Systems public structure to initially manage and promote Medicinal Cannabis related products as a supplier of the raw materials. The company will divide its operations into manufacturing and promoting security devices internationally in one subsidiary and become an importer of raw materials used in the Cannabis market space for medical purposes in another subsidiary operation.

The two divisions will continue forward as independently operated entities due to the very different nature of its products and operations.

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

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three ended March 31,
	2020	2019
Revenues, net	$-	$700
Cost of sales	-	-
Gross profit (loss)	-	700
Total operating expenses	107,209	25,753
Profit (Loss) from operations of continuing operations	(107,209)	(25,053)
Total other income (expense)	(477,663)	(46,576)
Loss from discontinued operations	-	-
Net income (loss)	(584,872)	(71,629)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended March 31, 2020 Compared to Three Month Period Ended March 31, 2019.

Our net loss for the three-month period ended March 31, 2020 for continuing operations was ($584,872) compared to a net loss of ($71,629) during the three-month period ended March 31, 2019 (an increase in net loss of $513,243 of continuing operations). We generated ($0) net revenues during the three-month period ended March 31, 2020 compared to $700 during the three month period ended March 31, 2019(decrease in net revenue of $700). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced an decrease in sales of our services and products which resulted in a decrease of revenues for the three month period ended March 31, 2020 compared to the three month period ended March 31, 2019. We believe the decreased revenue is the result of licensing the technology of the current ViewScan to IPVideo a substantial security technology provider to manufacture and distribute the current ViewScan product. We also continue service our remaining install base of security products and we continue to receive purchase orders for the View Scan which we direct to IPVideo to quote, sell and service.

Cost of service provided and the goods sold have been non-existent resulting in zero profit for the three month period ended March 31, 2020 compared to a gross profit of $700 for the three month period ended March 31, 2019 which was a warranty payment.

During the three month period ended March 31, 2020, we incurred total operating expenses of $107,209 compared to $25,053 incurred during the three month period ended March 31, 2019 (an increase of $82,156).

Operating expenses incurred during the three month period ended March 31, 2020 compared to the three month period ended March 31, 2019 increased primarily due to the increase in salaries in benefits of the new (Chairman, President, CEO and Financial Officer) John Campo.

Our net operating loss for the continuing operations during the three-month period ended March 31, 2020 was ($584,872) compared to a net operating loss of ($71,629) during the three-month period ended March 31, 2019.

During the three-month period ended March 31, 2020, interest expense in the amount of ($112,357) (2019: ($18,948) was incurred. The increase in interest expense was due to increased interest paid on a loan.

During the three-month period ended March 31, 2020, derivative expense in the amount of ($365,306) (2019: 27,628) was incurred. The increase in derivative expense was due to an increase of the derivative liabilities and conversions during 2020.

After deducting other expense, we realized a net loss of ($584,872) for the three month period ended March 31, 2020 compared to a net loss of ($71,629) for the three month period ended March 31, 2019 continuing operations.

The weighted average number of shares outstanding was 663,862,161 for the three month period ended March 31, 2020 compared to 368,520,421 for the three month period ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2018

As of March 31, 2019, our current assets were $20,000 and our current liabilities were $1,927,740. At the three month period ended March 31, 2020, current assets were comprised of: $20,000 in an investment in Sannabis, a related company that the Company has a memorandum of understanding to acquire.

As of March 31, 2020, current liabilities were comprised of: (i) $148,965 in accounts payable and accrued expenses; (ii) $552,115 in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $23,695 in accrued interest payable; (v) $263,512 in loans from stockholders; (vi) $178,866 in notes payable; (vii) -0- in deferred revenue; and derivative liability of $626,118.

Stockholders’ deficit increased from ($1,573,858) for fiscal year ended December 31, 2019 to ($1,907,740) for the three month period ended March 31, 2020.

Cash Flows from Operating Activities

For the three month period ended March 31, 2020, net cash flows used in operating activities was ($59,959) compared to net cash flows used in operating activities of ($36,073) for the three month period ended March 31, 2019.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2020 and March 31, 2019, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2020, net cash flows provided from financing activities was $59,124 compared to $64,927 for the three-month period ended March 31, 2019. Cash flows from financing activities for the three month period ended March 31, 2020 consisted of: (i) $5,000 in proceeds from subscriptions for sales of common stock; and (ii) $0 in loans received from stockholders; and (iii) $112,750 in notes payable which was offset by ($0) and a bank overdraft of $(3,000).

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $584,872 at March 31, 2020 and $71,679 for continuing operations at March 31, 2018. Our revenues from service and product sales have been non-existent to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We have continued to push warranty sales, service contracts and control costs but the large overwhelming marketing budgets of our competitors in spite of our superior technology has diminished our ability to compete.

Our Board of Directors has decided to broaden our perspective and add additional business unrelated to the current security product market. The Board has decided to separate the operation into one focusing on further security products development and one to investigate the medical marijuana business.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2020 and 2021. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2020 and 20221, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Quarterly Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities increased to $1,927,740 at the three month period ended March 31, 2020 compared to $1,594,693 at fiscal year ended December 31, 2019. As of March 31, 2020, our short and long term notes payable consist of the following:

We are in default of the following Promissory notes:

Notes payable as of March 31, 2020 and December 31, 2019 consists of the following:

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000

Convertible promissory note with interest as 8% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	$5,419

Convertible promissory note with interest as 8% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	$40,000

Convertible promissory note with interest as 10% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	$50,000

Convertible promissory note with interest at 8% per year dated January 8, 2020, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days Immediately preceding the conversion. The note is due January 8, 2021	$112,750

Convertible promissory note with interest as 8% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	$36,500

$294,669
Discount on convertible notes	(115,803)

$178,866

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2020, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of March 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

VIEW SYSTEMS, INC.

Date: August 24, 2020	By:	/s/ John Campo
John Campo
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

