Form 10-Q
period 2020-06-30
VIEW SYSTEMS INC
filed 2020-09-04
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated	Smaller reporting	Emerging growth
filer [ ]	filer [ ]	filer [ ]	company [X]	company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	September 4, 2020
Common Stock, $.001 par value per share	1,909,926,481

VIEW SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2020

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,138	$835
Investment in related party	20,000	20,000

Total current assets	21,138	20,835

Intangible Assets (Net)	23,715	-

Total assets	$44,853	$20,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$-
Accounts payable and accrued expenses	148,965	161,715
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued compensation	612,115	492,115
Accrued interest payable	33,264	13,841
Loans from stockholders	263,512	266,512
Notes payable	203,093	142,421
Derivative liability	2,015,832	383,852

Total liabilities	3,411,018	1,594,693

Stockholders’ Deficit Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 2,000,000,000 shares, $.001 par value, Issued and outstanding 1,496,192,946	1,496,192
Issued and outstanding 560,915,727		560,915
Common stock issuable	37,500	20,500
Additional paid in capital	27,407,542	27,870,014
Accumulated deficit	(32,312,989)	(30,030,877)

Total stockholders’ deficit	(3,366,165)	(1,573,858)

Total liabilities and stockholders’ deficit	$44,853	$20,835

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Extended warranties	-	700	-	1,400

Total revenue	-	700	-	1,400

Cost of sales	-	-	-	-

Gross profit	-	700	-	1,400

Operating expenses
General and administrative	9,280	2,819	53,989	4,297
Professional fees	1,350	-	3,850	10,000
Salaries and benefits	60,000	9,499	120,000	23,774

Total operating expenses	70,630	12,318	177,839	38,071

Loss from operations	(70,630)	(11,618)	(177,839)	(36,671)

Other Income (expense)
Derivative expense	(1,565,963)	(100,447)	(1,931,269)	(128,075)
Interest expense	(60,647)	(15,221)	(173,004)	(34,169)

Total other income (expense)	(1,626,610)	(115,668)	(2,104,273)	(162,244)

Net income (loss)	$(1,697,240)	$(127,286)	$(2,282,112)	$(198,915)

Net Income (loss) per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	1,193,884,558	368,520,421	928,873,359	368,520,421

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

						Additional	Retained
	Preferred		Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)	Total

Balance, December 31, 2019	5,589,647	$5,590	560,915,727	$560,915	$20,500	$27,870,014	$(30,030,877)	$(1,573,858)

Conversion of Convertible Debentures	-	-	168,767,870	168,768	-	(35,528)	-	133,240

Discount on convertible debt	-	-	-	-	-	112,750	-	112,750

Stock subscribed in private placement	-	-	-	-	5,000	-	-	5,000

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(584,872)	(584,872)

Balance, March 31, 2020	5,589,647	5,590	729,683,597	729,683	25,500	27,947,236	(30,615,749)	(1,907,740)

Conversion of convertible debt	-	-	766,509,349	766,509	-	(553,409)	-	213,100

Stock subscribed in private placement	-	-	-	-	2,000	-	-	2,000

Stock subscribed in asset purchase agreement	-	-	-	-	10,000	13,715	-	23,715

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(1,697,240)	$(1,697,240)

Balance, June 30, 2020	5,589,647	$5,590	1,496,192,946	$1,496,192	$37,500	$27,407,542	$(32,312,989)	$(3,366,165)

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial conversion features						65,000		65,000

Conversion of Convertible Debentures			38,814,895	38,815		81,430		120,245

Net loss for the three months ended March 31, 2019							(71,629)	(71,629)

Balance, March 31, 2019	5,589,647	5,590	368,520,421	368,520	16,000	27,633,151	(28,863,530)	(840,269)

Net loss for the three months ended June 30, 2019							(127,286.00)	(127,286.00)

Balance, June 30, 2019	5,589,647	$5,590	368,520,421	$368,520	$16,000	$27,633,151	$(28,990,816)	$(967,555)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(2,282,112)	$(198,915)
Adjustments to reconcile net loss to
Net cash used in operations:
Accretion of debt discount	153,004	34,168
Derivative expense related to convertible note payable	1,931,269	128,075

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Due to related party	-	(26,419)
Increase (decrease) in cash from:
Accounts payable	(12,750)	-
Deferred compensation	120,000	-
Accrued interest	20,000	-
Deferred revenue	-	(1,400)

Net cash used in operating activities	(70,589)	(64,491)

Cash flows from financing activities:
Repayment of cash overdraft	-	(73)
Net payments for stockholders loans	(3,000)	-
Repayment of notes payable	(55,858)
Proceeds from stock subscriptions	17,000
Proceeds from notes payable	112,750	65,000

Net cash provided by financing activities	70,892	64,927

Increase in cash	303	436

Cash at beginning of period	835	-

Cash at end of period	$1,138	$436

The accompanying notes are an integral part of these consolidated financial statements

7

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
	2020	2019
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Milestone Technology, Inc. and FibreXpress, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied

The Company has three main products, namely the concealed weapons detection system, the visual first responder system and the Viewmaxx digital video system. The concealed weapons detection system and the digital video system each require installation and training. The customer can engage us for installation and training, which is a revenue source separate and apart from the sale of the product. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty.

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended June 30, 2020 and 2019 amounted to $0 and $0, respectively.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended June 30, 2020 and 2019 were $0 and $0, respectively.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended June 30, 2020 and 2019 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Income (Loss)	Weighted Avg Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended June 30, 2020

Loss from operations which is the amount
that is available to common stockholders	$(2,282,112)	928,873,359	$(0.00)

Period ended June 30, 2019

Loss from operations which is the amount
that is available to common stockholders	$(198,915)	368,520,421	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of $2,282,112 and $198,915, respectively. The Company also had a working capital deficiency of $3,389,880 and an accumulated deficit of 32,312,989 at June 30, 2020. In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of June 30, 2020 and December 31, 2019 consists of the following:

	2020	2019

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 8% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	-	16,831

Convertible promissory note with interest as 8% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 8% per year dated August 19, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due August 19, 2020	-	38,000

Convertible promissory note with interest as 10% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	50,000	50,000

Convertible promissory note with interest at 8% per year dated January 8, 2020, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days Immediately preceding the conversion. The note is due January 8, 2021	112,750	-

Convertible promissory note with interest as 8% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	5,500	53,000

	$258,250	$247,831
Discount on convertible notes	(55,157)	(105,410)

	$203,093	$142,421

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

6. CONVERTIBLE PREFERRED STOCK

At June 30, 2020 and December 31,, 2019, the Company has 5,589,647 shares of Series a Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the Company of $0.001 per share before any payment of distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ration of 15:1.

7. COMMON STOCK

At June 30, 2020 and December 31, 2019, the Company has 1,496,192,946 and 560,915,727 shares of common stock outstanding, respectively. During the six months ended June,30 2020, 766,509,349 shares of common stock were issued for the conversion of $64,909 in convertible debentures and accrued interest.

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

10. RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs. The net payments to stockholders with unstructured payment plans amounted to $3,000 and $16,269 for the periods ended June 30, 2020 and December 31, 2019, respectively. The total balance due on unstructured loans from stockholders amounted to $263,512 at June 30, 2020 and $266,512 at December 31, 2019, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

11. ISSUABLE COMMON STOCK

As of December 31, 2019 45,740,000 shares of the authorized shares, amounting to $20,500 had not been issued. As of June 30, 2020 an additional subscription was issued authorizing another 65,000,000 shares for $7,000.

On June 5, 2020, the Company subscribed 10,000,000 shares of common stock and issued options to purchase 25,000,000 shares of the Company’s common stock in order to acquire the a domain name and toll free numbers to distribute CBD based products. The Company recorded the acquisition at the fair value of the shares to be issued and options issued of $23,715. Estimated amortization expense over the next three years is as follows:

1	$7,905
2	7,905
3	7,905
$23,715

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

The derivative liability, as it relates to the instrument, is shown in the following table:

Fair Value, December 31, 2019	$383,852

Change in value of derivative liability	1,631,980

Fair Value, June 30, 2020	$2,015,832

The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	245%
Annual risk-free interest rate	2.63%
Expected dividends	None

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2020 and December 31, 2019 as follows:

			Fair Value Measurements at June 30, 2020 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$2,015,832	$-	$-	$2,015,832
Total	$2,015,832	$-	$-	$2,015,832

			Fair Value Measurements at December 31, 2019
			Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$383,852	$-	$-	$383,852
Total	$383,852	$-	$-	$383,852

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

15. MEMORANDUM OF UNDERSTANDING WITH SANNABIS

During 2019 the Company agreed to a Memorandum of Understanding to acquire Sannabis S.A.S. and New Columbia Resources, Inc. The agreement gives the company a First Right of Refusal to acquire both companies upon satisfaction of certain conditions. The conditions have not been me to date and the acquisition has not been consummated. During the year ended December 31, 2019, the Company invested $58,660 in developing this agreement, of which $38,660 was for operating expenses and $20,000 was to acquire equipment and supplies for use in this venture. During the period ended June 30, 2020 the Company invested an additional $37,956 for this purpose of all of the investment was for operating expenses.

NOTE 16. SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued 413,733,535 shares of common stock to convert convertible debentures and accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the six-month period ended June 30, 2020 and June 30, 2019 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended June 30, 2020 and 2019 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2019.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three months ended June 30,
	2020	2019
Revenues, net	$-	$700
Cost of sales	-	-
Gross profit (loss)	-	700
Total operating expenses	70,630	12,318
Profit (Loss) from operations of continuing operations	(70,630)	(11,618)
Total other income (expense)	(1,626,610)	(115,668)
Net income (loss)	(1,697,240)	(127,286)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended June 30, 2020 Compared to Three Month Period Ended June 30, 2019.

Our net loss for the three-month period ended June 30, 2020 for continuing operations was ($70,630) compared to a net loss of ($11,618) during the three-month period ended June 30, 2019 (an increase in net loss of $58,312 of continuing operations). We generated ($0) net revenues during the three-month period ended June 30, 2020 compared to $700 during the three month period ended June 30, 2019 (decrease in net revenue of $700). Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced zero sales of our services and products which resulted in zero revenues for the three month period ended June 30, 2020 compared to the three month period ended June 30, 2019. We believe the lack of revenue is the result of a dearth of crops due to a lack of rain and an inability to pump water where most needed. We intend to upgrade to an irrigation system which will protect us from losing the crop due to lack of moisture.

Cost of service provided and the goods sold have been non-existent resulting in zero profit for the three month period ended June 30, 2020 compared to a gross profit of $700 for the three month period ended June 30, 2019 which was a warranty payment.

During the three month period ended June 30, 2020, we incurred total operating expenses of $70,630 compared to $12,318 incurred during the three month period ended June 30, 2019 (an increase of $58,312).

Operating expenses incurred during the three-month period ended June 30, 2020 compared to the three month period ended June 30, 2019 increased primarily due to the increase in salaries in benefits of the new (President) John Campo and workers required to work the fields and manage the newly planted crops.

Our net operating loss for the continuing operations during the three-month period ended June 30, 2020 was ($70,630) compared to a net operating loss of ($11,618) during the three-month period ended June 30, 2019.

During the three-month period ended June 30, 2020, interest expense in the amount of ($60,647) (2019: ($15,221) was incurred. The increase in interest expense was due to increased interest paid on a loan.

During the three-month period ended June 30, 2020, derivative expense in the amount of ($1,565,963) (2019: $100,447) was incurred. The increase in derivative expense was due to an increase of the derivative liabilities and conversions during 2020.

After deducting other expense, we realized a net loss of ($1,697,240) for the three-month period ended June 30, 2020 compared to a net loss of ($127,286) for the three-month period ended June 30, 2019 continuing operations.

The weighted average number of shares outstanding was 1,193,884,558 for the three-month period ended June 30, 2020 compared to 368,520,421 for the three-month period ended June 30, 2019

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2018

As of June 30, 2020, our current assets were $21,138 and our current liabilities were $3,411,018. At June 30, 2020, our total assets were comprised of: $1,138 in cash, $20,000 in an investment in Sannabis, a related company that the Company has a memorandum of understanding to acquire and intangible assets of $23,715 for a total assets of $44,853.

As of June 30, 2020, current liabilities were comprised of: (i) $148,965 in accounts payable and accrued expenses; (ii) $612,115 in deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $33,264 in accrued interest payable; (v) $263,512 in loans from stockholders; (vi) $203,093 in notes payable; (vii) -0- in deferred revenue; and derivative liability of $2,015,832.

Stockholders’ deficit increased from ($1,573,858) for fiscal year ended December 31, 2019 to ($3,366,165) for the six-month period ended June 30, 2020.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2020, net cash flows used in operating activities was ($70,589) compared to net cash flows used in operating activities of ($64,491) for the six-month period ended June 30, 2019.

Cash Flows from Investing Activities

For the six-month periods ended June 30, 2020 was (-0) and (-0-) from June 30, 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six-month period ended June 30, 2020, net cash flows provided from financing activities was $70,892 compared to $64,927 for the six-month period ended June 30, 2019. Cash flows from financing activities for the six-month period ended June 30, 2020 consisted of: (i) $17,000 in proceeds from subscriptions for sales of common stock; and (ii) $(3,000) net payments for stockholder loans; and (iii) $112,750 in notes payable ; and $55,858 was repaid on notes payable.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $584,872 at June 30, 2020 and net loss of $71,679 for continuing operations at June 30, 2018. Our revenues have been non-existent and unable to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.

Our Board of Directors has decided to broaden our perspective and add additional business unrelated to the current security product market. The Board has decided to separate the operation into one focusing on further security products development and one to investigate the medical marijuana business. We plan to separate the two product lines into two separate companies to be able to focus on them individualy.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities increased to $1,927,740 at the six-month period ended June 30, 2020 compared to $1,594,693 at fiscal year ended December 31, 2019. As of June 30, 2020, our short and long term notes payable consist of the following:

We are in default of the following Promissory notes:

Notes payable as of June 30, 2020 and December 31, 2019 consists of the following:

	2020	2019

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 8% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	-	16,831

Convertible promissory note with interest as 8% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 8% per year dated August 19, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due August 19, 2020	-	38,000

Convertible promissory note with interest as 10% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	50,000	50,000

Convertible promissory note with interest at 8% per year dated January 8, 2020, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days Immediately preceding the conversion. The note is due January 8, 2021	112,750	-

Convertible promissory note with interest as 8% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	5,500	53,000

	$258,250	$247,831
Discount on convertible notes	(55,157)	(105,410)

	$203,093	$142,421

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

Going Concern Opinion

You should carefully consider the risks, uncertainties and other factors identified below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the information contained in or incorporated by reference to our Form 10-K for the year ended December 31, 2019, including our financial statements and the related notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our six-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

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

VIEW SYSTEMS, INC.

Date: September 4, 2020	By:	/s/ John Campo
John Campo
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

