Form 10-Q
period 2020-09-30
VIEW SYSTEMS INC
filed 2020-12-18
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	December 15, 2020
Common Stock, $.001 par value per share	3,852,740,396

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

View Systems, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$835
Due to related party	20,000	20,000

Total current assets	20,000	20,835

Intangible Assets (Net)	21,080	-

Total assets	$41,080	$20,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$568	$-
Accounts payable	163,964	161,715
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued compensation	672,115	492,115
Accrued interest payable	33,264	13,841
Loans from stockholders	263,512	266,512
Notes payable	251,733	142,421
Derivative liability	822,543	383,852

Total liabilities	2,341,936	1,594,693

Stockholders’ Deficit
Convertible preferred stock, authorized 10,000,000 shares, $.001 par value, Issued and outstanding 5,589,647	5,590	5,590
Common stock, authorized 5,000,000,000 shares, $.001 par value, Issued and outstanding 2,439,158,559	2,439,158
Issued and outstanding 560,915,727		560,915
Common stock issuable	42,500	20,500
Additional paid in capital	26,581,905	27,870,014
Accumulated deficit	(31,370,009)	(30,030,877)

Total stockholders’ deficit	(2,300,856)	(1,573,858)

Total liabilities and stockholders’ deficit	$41,080	$20,835

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$1,400

Cost of sales	-	-	-	-

Gross profit	-	-	-	1,400

Operating expenses
General and administrative	11,705	-	65,694	4,297
Depreciation and amortization	2,635	-	2,635	-
Professional fees	15,000	-	18,850	10,000
Salaries and benefits	60,000	35,000	180,000	58,774

Total operating expenses	89,340	35,000	267,179	73,071

Loss from operations	(89,340)	(35,000)	(267,179)	(71,671)

Other Income (expense)
Derivative expense	1,070,960	(38,063)	(860,309)	(166,138)
Interest expense	(38,640)	(36,307)	(211,644)	(70,476)

Total other income (expense)	1,032,320	(74,370)	(1,071,953)	(236,614)

Net income (loss)	$942,980	$(109,370)	$(1,339,132)	$(308,285)

Net Income (loss) per share (basic and diluted)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding(basic and diluted)	1,972,681,668	372,520,421	1,475,807,068	372,520,421

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Unaudited)

						Additional	Retained
	Preferred		Common		Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Issuable	Capital	(Deficit)	Total

Balance, December 31, 2019	5,589,647	$5,590	560,915,727	$560,915	$20,500	$27,870,014	$(30,030,877)	$(1,573,858)

Conversion of Convertible Debentures	-	-	168,767,870	168,768	-	(35,528)	-	133,240

Discount on covertible debt	-	-	-	-	-	112,750	-	112,750

Stock subscribed in private placement	-	-	-	-	5,000	-	-	5,000

Net loss for the period ended March 31, 2020	-	-	-	-	-	-	(584,872)	(584,872)

Balance, March 31, 2020	5,589,647	5,590	729,683,597	729,683	25,500	27,947,236	(30,615,749)	(1,907,740)

Conversion of Convertible Debentures	-	-	766,509,349	766,509	-	(553,409)	-	213,100

Stock subscribed in private placement	-	-	-	-	2,000	-	-	2,000

Stock subscribed in asset purchase agreement	-	-	-	-	10,000	13,715	-	23,715

Net loss for the period ended June 30, 2020	-	-	-	-	-	-	(1,697,240)	(1,697,240)

Balance June 30, 2020	5,589,647	5,590	1,496,192,946	1,496,192	37,500	27,407,542	(32,312,989)	(3,366,165)

Conversion of Convertible Debentures	-	-	942,965,613	942,966	-	(825,637)		117,329

Stock subscribed in private placement	-	-	-	-	5,000	-	-	5,000

Net loss for the period ended September 30, 2020	-	-	-	-	-	-	942,980	942,980

Balance September 30, 2020	5,589,647	$5,590	2,439,158,559	$2,439,158	$42,500	$26,581,905	$(31,370,009)	$(2,300,856)

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	$27,486,721	$(28,791,901)	$(953,885)

Beneficial conversion feature	-	-	-	-	-	65,000	-	65,000

Conversion of Convertible Debentures	-	-	38,814,895	38,815	-	81,430	-	120,245

Net loss for the period ended March 31, 2019	-	-	-	-	-	-	(71,629)	(71,629)

Balance March 31, 2019	5,589,647	$5,590	368,520,421	$368,520	$16,000	$27,633,151	$(28,863,530)	$(840,269)

Net loss for the period ended June 30, 2019	-	-	-	-	-	-	(127,286)	(127,286)

Balance June 30, 2019	5,589,647	5,590	368,520,421	368,520	16,000	27,633,151	(28,990,816)	(967,555)

Conversion of Convertible Debentures	-	-	8,000,000	8,000	-	12,800	-	20,800

Net loss for the period ened September 30, 2019	-	-	-	-	-	-	(109,370)	(109,370)

Balance September 30, 2019	5,589,647	5,590	376,520,421	376,520	16,000	27,645,951	(29,100,186)	(1,056,125)

The accompanying notes are an integral part of these consolidated financial statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,339,132)	$(308,285)
Adjustments to reconcile net loss to Net cash used in operations:
Accretion of debt discount	194,856	67,329
Change in value of derivative liability	860,309	166,138

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Due to related party	-	(26,419)
Increase (decrease) in cash from:
Accounts payable	2,249	-
Deferred compensation	180,000	-
Accrued interest	19,423	-
Deferred revenue	-	(1,400)

Net cash used in operating activities	(82,295)	(102,637)

Cash flows from financing activities:
Bank overdraft	568	73
Net payments for stockholders loans	(3,000)	-
Repayment of notes payable	(55,858)	-
Proceeds from stock subscriptions	22,000	-
Proceeds from notes payable	117,750	103,000

Net cash provided by financing activities	81,460	103,073

Increase (decrease) in cash	(835)	436

Cash at beginning of period	835	-

Cash at end of period	$-	$436

The accompanying notes are an integral part of these consolidated financial statements

7

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
	2019	2018

Non cash investing and financing activities:

Reduction in loans from shareholders by agreement	$-	$301,354
Reduction in nots payable from conversion to stock	$12,000	$-

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

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

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended September 30, 2020 and 2019 amounted to $0 and $0, respectively.

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

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the periods ended September 30, 2020 and 2019 were $0 and $0, respectively.

Nonmonetary Transactions

Nonmonetary transactions are accounted for in accordance with ASC 845 “Nonmonetary Transactions” which requires the transfer or distribution of a nonmonetary asset or liability to be based generally, on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders for the periods ended September 30, 2020 and 2019 does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	Income	Weighted Avg
	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Period ended September 30, 2020

Loss from operations which is the amount that is available to common stockholders	$(1,339,132)	1,475,807,068	$(0.00)

Period ended September 30, 2019

Loss from operations which is the amount that is available to common stockholders	$(308,285)	372,520,421	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of $ 1,339,132 and $308,285. The Company also had a working capital deficiency of $2,321,936 and an accumulated deficit of $31,370,009 at September 30, 2020. In addition, certain notes payable have come due and the note holders are demanding payment.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES PAYABLE

Notes payable as of September 30, 2020 and December 31, 2019 consists of the following:

	2020	2019

Demand loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 8% per year dated January 24, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	-	16,831

Convertible promissory note with interest as 8% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	40,000	40,000

Convertible promissory note with interest as 8% per year dated August 19, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due August 19, 2020	-	38,000

Convertible promissory note with interest as 10% per year dated October 8, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 20, 2020.	6,671	50,000

Convertible promissory note with interest as 8% per year dated September 4, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due September 4, 2020	79,500

Convertible promissory note with interest at 8% per year dated January 8, 2020, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days Immediately preceding the conversion. The note is due January 8, 2021	112,750

Convertible promissory note with interest as 8% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due October 22, 2020	53,000	53,000

Other	10,000	-
	$272,421	$247,831
Discount on convertible notes	(20,688)	(105,410)

	$251,733	$142,421

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

6. CONVERTIBLE PREFERRED STOCK

At December 31,, 2019 and 2018, the Company has 5,589,647 shares of Series a Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the Company of $0.001 per share before any payment of distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ration of 15:1.

7. COMMON STOCK

At September 30, 2020 and December 31, 2019, the Company had 2,439,158,559 and 560,915,727 shares of common stock outstanding, respectively. During the nine months ended September,30 2020, 1,878,242,832 shares of common stock were issued for the conversion of $98,130 in convertible debentures and accrued interest.

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

10. RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs. The net payments to stockholders with unstructured payment plans amounted to $3,000 and $16,269 for the periods ended September 30, 2020 and December 31, 2019, respectively. The total balance due on unstructured loans from stockholders amounted to $263,512 at September 30, 2020 and $266,512 at December 31, 2019, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

11. ISSUABLE COMMON STOCK

As of December 31, 2019 45,740,000 shares of the authorized shares, amounting to $20,500 had not been issued. As of September 30, 2020 an additional subscription was issued authorizing another 60,000,000 shares for $10,000.

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
$23,715

During the nine months ended September 30, 2020, the Company recognized $2,635 in amortization expense.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The derivative liability, as it relates to the instrument, is shown in the following table:

Fair Value, December 31, 2019	$383,852

Change in value of derivative liability	438,691

Fair Value, September 30, 2020	$822,543

The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	245%
Annual risk-free interest rate	2.63%
Expected dividends	None

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2020 and December 31, 2019 as follows:

			Fair Value Measurements at September 30, 2020 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$822,543	$-	$-	$822,543
Total	$822,543	$-	$-	$822,543

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$383,852	$-	$-	$383,852
Total	$383,852	$-	$-	$383,852

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

NOTE 16. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued 1,056,056,337 shares of common stock to convert convertible debentures and accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the nine-month period ended September 30, 2020 and September 30, 2019 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

Overview

To date, View Systems, Inc. has developed, produced and marketed computer software and hardware systems for security and surveillance applications. We expanded our product line in 2002 to include a concealed weapons detection system we call ViewScan. In 2003 we added a hazardous material first response wireless video transmitting system to our product line we refer to as Visual First Responder. Unfortunately, the rising costs of manufacturing equipment and the large quantities required to become cost competitive has forced us to quit manufacturing our own products.

Management continues to provide parts and repair service work to our current installations under our required mandate from the Department Homeland Security.

Our strategy going forward in 2021 is 1: to patent an enhanced and more complex Weapons Detection Portal. 2: Create a subsidiary that contains all security related technologies, patents, and expertise to further capitalize in the security market with superior products 3: utilize the current View Systems public structure to initially manage and promote Medicinal Cannabis related products as a supplier of the raw materials.

The company will divide its operations into manufacturing and promoting security devices in one company and become an importer of raw materials and finished product used in the Cannabis market space for medical purposes in the current View Systems operation.

The two divisions will continue forward as independently operated entities due to the very different nature of its products and operations.

Products and Services

Our current products and services include:

ViewScan Concealed Weapons Detection System

ViewScan, which has also been sold under the name “Secure Scan”, is a walk-through concealed weapons detector which uses magnetic data sensing technology to accurately pinpoint the location, size and number of concealed weapons. This walk-through portal is controlled by a master processing board and a personal computer-based unit which receives magnetic and video information and combines it in a manner that allows the suspected locations of the concealed weapon(s) to be displayed and stored electronically.

RESULTS OF OPERATIONS

The following discussions are based on our consolidated financial statements, including our subsidiaries. These charts and discussions summarize our financial statements for the three months ended September 30, 2020 and 2019 and should be read in conjunction with the financial statements, and notes thereto, included with our most recent Form 10-K for fiscal year ended December 31, 2019.

SUMMARY COMPARISON OF OPERATING RESULTS*

	Three months ended September 30,
	2020	2019
Revenues, net	$0-	$0
Cost of sales	-	-
Gross profit (loss)	0-	0
Total operating expenses	89,340	35,000
Profit (Loss) from operations of continuing operations	(89,340)	(11,618)
Total other income (expense)	1,032,320	(74,370)
Net income (loss)	942,980	(109,370)
Net income (loss) per share	$(0.00)	$(0.00)

Three Month Period Ended September 30, 2020 Compared to Three Month Period Ended September 30, 2019.

Our net income for the three-month period ended September 30, 2020 for continuing operations was $942,980 compared to a net loss of ($109,370) during the three-month period ended September 30, 2019 (an increase of $1,052,350 from net loss of ($109,370)of continuing operations). We generated ($0) net revenues during the three-month period ended September 30, 2020 similar to the three month period ended September 30, 2019. Revenue is considered earned when service is provided and in addition when the product is shipped to the customer.

We have experienced zero sales of our services and products which resulted in zero revenues for the three month period ended September 30, 2020 similar to the three month period ended September 30, 2019. We believe the lack of revenue is the result of a dearth of crops due to a lack of rain and an inability to pump water where most needed. We intend to upgrade to an irrigation system which will protect us from losing the crop due to lack of moisture.

Cost of service provided and the goods sold have been non-existent resulting in zero profit for the three month period ended September 30, 2020 compared to zero gross profit for the three month period ended September 30, 2019.

During the three month period ended September 30, 2020, we incurred total operating expenses of $89,340 compared to $35,000 incurred during the three month period ended September 30, 2019 (an increase of $54,340).

Operating expenses incurred during the three-month period ended September 30, 2020 compared to the three month period ended September 30, 2019 increased primarily due to the increase in salaries in benefits of the new President, John Campo, and workers required to work the fields and manage the crops.

Our net operating income for the continuing operations during the three-month period ended September 30, 2020 was $942,980 compared to a net operating loss of ($109,370) during the three-month period ended September 30, 2019.

During the three-month period ended September 30, 2020, interest expense in the amount of ($38,640) (2019: ($36,307) was incurred. The increase in interest expense was due to increased interest paid on a loan.

During the three-month period ended September 30, 2020, derivative expense in the amount of ($1,070,960) (2019: $38,063) was incurred. The increase in derivative expense was due to an increase of the derivative liabilities and conversions during 2020.

After deducting other expense, we realized a net income of $942,980 for the three-month period ended September 30, 2020 compared to a net loss of ($109,370) for the three-month period ended September 30, 2019 continuing operations.

The weighted average number of shares outstanding was 1,972,681,668 for the three-month period ended September 30, 2020 compared to 372,520,421 for the three-month period ended June 30, 2019

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2020

As of September 30, 2020, our current assets were $20,000 and our current liabilities were $2,341,936. At September 30, 2020, our total assets were comprised of $0 in cash, $20,000 in an investment in Sannabis, a related company that the Company has a memorandum of understanding to acquire and intangible assets of $21,080 for a total assets of $41,080.

As of September 30, 2020, current liabilities were comprised of: (i) $568 of a bank overdraft; (ii) $163,964 in accounts payable; (iii) $134,237 in accrued payroll taxes payable; (iv) $672,115 in accrued compensation; (v) $33,264 in accrued interest payable; (vi) $263,512 in loans from stockholders; (vii) $251,733 in notes payable; (viii) -0- in deferred revenue; (ix) and derivative liability of $822,543.

Stockholders’ deficit increased from ($1,573,858) for fiscal year ended December 31, 2019 to ($2,300,856) for the nine-month period ended September 30, 2020.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2020, net cash flows used in operating activities was ($82,294) compared to net cash flows used in operating activities of ($102,637) for the nine-month period ended September 30, 2019.

Cash Flows from Investing Activities

For the nine-month periods ended September 30, 2020 was (-0) and (-0-) from September 30, 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended September 30, 2020, net cash flows provided from financing activities was $81,460 compared to $103,073 for the nine-month period ended September 30, 2019. Cash flows from financing activities for the nine-month period ended September 30, 2020 consisted of: (i) $22,000 in proceeds from subscriptions for sales of common stock; and (ii) $(3,000) net payments for stockholder loans; and (iii) $117,750 in notes payable ; (iv) $55,858 was repaid on notes payable and $568 from a bank overdraft.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $89,340 at September 30, 2020 and net loss of $35,000 for continuing operations at September 30, 2019. Our revenues have been non-existent and unable to cover our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern.

The Board has decided to separate the operation into one focusing on further security products development and one to acquire a cannabis growing and manufacturing of the medical marijuana products business. We plan to separate the two product lines into two separate companies to better focus on them individually.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our total current liabilities increased to $2,341,936 at the nine-month period ended September 30, 2020 compared to $1,594,693 at fiscal year ended December 31, 2019. As of September 30, 2020, our short and long term notes payable consist of the following:

We are in default of the following Promissory notes:

REPLACE WITH THE NOTES PAYABLE SECTION FROM “NOTES PAYABLE”

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of SEPTEMBER 30, 2020, our internal control over financial reporting was effective.

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

VIEW SYSTEMS, INC.

Date: December 17, 2020	By:	/s/ John Campo
John Campo
Chief Executive Officer (Principal executive officer, principal financial officer, and principal accounting officer)

