Form 10-K
period 2020-12-31
VIEW SYSTEMS INC
filed 2022-07-13
CIK 1075857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,925,641,882 shares as of December 31, 2020.

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

Medical Services Including Men’s Health and Physiological Quality of Life

The Company sold its Medical Services division, which is comprised of Men’s Health clinic interests, to Ultimate Sports, Inc. in exchange for 122,500 shares of Ultimate Sports, Inc. and Ultimate Sports, Inc. As part of the divesting of unrelated services and markets we are also divesting of the Sanabis business.

OUR REMAINING MARKET

A primary market for our ViewScan portal has been federal and state government courthouses, county and municipal buildings, and correctional facilities. We have installed our ViewScan weapons detection products in a variety of courthouse, federal government and correctional facility situations including the Security and Exchange Commission.

MANUFACTURING

We no longer manufacture the current version of the View Scan product. We have learned from the past 20 years of and have made an enhanced version of the first ViewScan. We are in process of filing for a patent. We are in process of changing our provisional patent into a permanent patent. We are capable of building a wide archway to facilitate current commercial class (up to 42 inches opening) doors.

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

The ViewScan concealed weapons detection technology involves sensing technology and data acquisition/analysis software subsystems that have patents pending or issued to the U.S. Department of Energy. We have not renewed our license, with the INEL to since none of the software from INEEL is used.

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

Even though we posted net profit for 2018 due to the conversion of some payables to equity and expiration of some other debts, we incurred operating losses for the past two fiscal years, which consist of $405,027 for 2020 and $713,779 for 2019. In addition, we had an accumulated deficit of $31,143,679 at December 31, 2020 as compared with $30,030,877 at December 31, 2019. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new product development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

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

We had a net loss of 1,238,976 for fiscal year ended December 31, 2019 and net cash used in operations of $120,417for the fiscal year ended December 31, 2020. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2021, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2020 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern” for a period of one year from the issuance of the financial statements. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net operating loss for continuing operations for the year ended December 31, 2020 was $405,027 and our net loss for the year ended December 31, 2019 was $713,779. Our accumulated deficit was $31,143,679 at December 31, 2020. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we develop our enhanced technology. We have had to rely on debt financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders’ deficits including a substantial accumulated deficit at December 31, 2020. Our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2019, and December 31, 2020 that expressed substantial doubt regarding our ability to continue as a going concern.

WE NEED ADDITIONAL EXTERNAL CAPITAL AND IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL TO FUND OUR PLANS, WE MAY BE FORCED TO DELAY OR CEASE OPERATIONS.

Based on our current growth plan we believe we may require approximately $150,000 in additional financing within the next twelve months to develop our enhanced technology. Furthermore, if the cost of our development, production and marketing programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, then we could be forced to use a large portion of our cash reserves, if any, to repay principal and interest on those loans. If we issue our securities for capital, then the interests of investors and stockholders will be diluted. We are attempting to raise at least $300,000 through an offering of securities.

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

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 329,705,526 shares of common stock issued and outstanding and 5,000,000 shares of preferred stock issued and outstanding. As of May 29, 2020, our directors and executive officers collectively hold approximately 5% of the voting power of our common and 91% of the preferred stock entitled to vote on any matter brought to a vote of the stockholders. Including the effects of Gunther Than’s, our Chief Executive Officer’s voting preferred stock, our directors and officers have the power to vote approximately 5% of common shares (based on the assumed effects of conversion of all of Mr. Than’s preferred stock) as of the date of this Annual Report. Pursuant to Colorado law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

Mr.Than is supplying office space for administration and are refurbishing a workshop which will be used for assembly of the new enhanced units.

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

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2020:	High	Low
Fourth Quarter	$0.00002	$0.00001
Third Quarter	$0.00002	$0.00001
Second Quarter	$0.002	$0.0010
First Quarter	$0.001	$0.002

FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.002	0.002
Third Quarter	$0.003	$0.003
Second Quarter	$0.002	$0.002
First Quarter	$0.001	$0.002

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of July 12, 2022, there were approximately 407 holders of record of our common stock, not including holders who hold their shares in street name.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2019 and 2020 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

We have decided to include in our sales efforts other products aside the concealed weapons detection system. Currently, customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for a one-year period that begins after any other warranties expire.

In the short term, management plans to self-fund through friends and family investment of time and money. Then the next phase of our business plan will be to raise additional funds through common stock offerings to provide working capital to finance several acquisitions. In the past, when possible, we have conserved our cash by paying employees, consultants, and independent contractors with our common stock. On June 1, 2010, by majority shareholder consent, we adopted our 2010 Service Provider Stock Compensation Plan. Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock. On July 21, 2010, we registered the common stock issuable under the 2010 Equity Incentive Plan and the 2010 Service Provider Stock Compensation Plan. A total of 100,000,000 shares are reserved for issuances under the two plans.

Merger or Acquisitions other Significant events in 2020

On July 30, 2020, Charles Davis, the Company’s longtime accountant, received a letter from the IRS indicating under $ 10,000 owed in payroll taxes for several pay periods between 2012-2015. Although Mr. Davis died on November 24, 2021, the Company will continue to make efforts to resolve this issue and enter into a payment plan if necessary, once the amount owed is agreed upon. View Systems, Inc. has not had significant revenue and has a significant loss carry forward, therefore tax returns for recent years have not been filed. The Company plans on filing necessary tax returns in the future. View Systems has received a box of accounting records from the late Mr. Davis’ office that is being reviewed.

Subsequent Events

On January 5, 2021, the Company entered into a 12% SENIOR SECURED PROMISSORY NOTE with an Accredited Investor for $ 60,000. Payment of the full amount of this Note is secured by the “Collateral” identified and described as security therefor in the Security Agreement between the parties dated January 5, 2021.

On January 13, 2021, the Company issued 195,889,500 shares of common stock to convert a convertible debenture and accrued interest from a note dated October 8, 2019.

On January 19, 2021, the SEC temporarily suspended trading in View Systems, Inc.,”because of questions regarding the accuracy and adequacy of information in the marketplace about the Company and its securities. Those questions relate to statements made on the Company’s website, on Twitter, and in press releases, including a press release dated November 20, 2020, concerning, among other things, the Company’s introduction of a security scan product that has the ability to provide real-time temperature results to detect COVID-19, and orders that the Company has received for its security scan product.” A copy of the suspension order is available at, https://www.sec.gov/litigation/suspensions/2021/34-90940-o.pdf

A copy of the press release cited in the suspension order dated November 20, 2020 is available at, https://www.globenewswire.com/news-release/2020/11/20/2130999/0/en/View-Systems-Inc-VSYM-Announces-International-Pre-Orders-for-ViewScan-and-Launches-New-Website-to-Begin-Marketing-ViewScan-II-with-Real-Time-Thermal-Imaging-Temperature-Results-and.html

The Company has complied to the best of their ability with the SEC Matter.

View Systems, Inc. has provided security products for over 20 years to private companies and government agencies around the World. In 2019, we entered into an MOU to acquire a cannabis and hemp operation in Colombia. The Company had planned to spin out the security business into a wholly owned subsidiary, View Systems International, Inc. (VSII), offering a dividend of VSII shares to shareholders of record on February 19, 2021. Due to delays caused by the unexpected suspension, the Company is reassessing the dividend distribution, and exploring alternatives to capitalize their Colombia cannabis interest.

On June 2, 2021, the Company received a resignation letter from their independent auditor, Boyle CPA, LLC. To the Company’s knowledge, relative to their two most recent fiscal years and any subsequent interim period before such dismissal, there were no substantial disagreements with Boyle CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, remain unresolved.

On July 1, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor for 75,000,000 restricted shares.

On August 6, 2021, the Company entered into a Stock Purchase Agreement with an unaffiliated investor for 150,000,000 restricted shares.

On August 6, 2021, the Company entered into a Stock Purchase Agreement with an unaffiliated investor for 150,000,000 restricted shares.

On August 9, 2021, the Company’s Board of Directors made the decision to engage independent registered public accounting firm Yusufali & Associates, LLC to become its new independent registered public accounting firm.

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

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended December 31,
	2020	2019
Revenues, net	$1,400	$2,904
Cost of sales	-	-
Gross profit (loss)	1,400	1,400
Total operating expenses	(407,931)	715,179
Loss from continuing operations	(405,027)	(713,779)
Total other income (expense)	(707,775)	(525,197
Net income (loss)	(1,112,802)	(1,238,976
Net loss per share	$(0.00)	$(0.00)

The following chart provides a breakdown of our sales in 2019 and 2018.

	2019	2018
ViewScan	$-	$-
Warranty	0	-
Service, installation, training, etc	2,904	0
Total	$2,904	$1,400

Our sales backlog at December 31, 2020 was $-0-.

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019.

Our net loss for fiscal year ended December 31, 2019 was $(1,238,976) compared to a net loss of $(1,112,802) for fiscal year ended December 31, 2020.

We generated revenues of $2,904 during fiscal year ended December 31, 2020 compared to revenues of $1,400 during fiscal year ended December 31, 2019.

We have experienced a cessation of sales of our products as a result of giving an exclusive license to manufacture our previous version to a large distributer of security products.

We incurred an operating loss of ($713,779) during fiscal year ended December 31, 2019 as compared to an operating loss of ($405,027) in fiscal year ended in December 31, 2020. Our expenses increased primarily due to a significant increase in professional fees, salaries and benefits, professional fees and administrative driven by our investment in then afore mentioned entities with the intent of adding other revenue streams to our core business.

Thus, our net loss f of ($1,238,976) during fiscal year ended December 31, 2019 included a ($383,010) derivative, interest and loss on stock conversion expense. The net loss during fiscal year ended December 31, 2020 was ($1,112,802) and was primarily due to stock conversion expense.

The total number of shares outstanding was 3,925,641,882 for fiscal year ended December 31, 2020 compared to 560,915,727 for fiscal year ended December 31, 2019.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2020

As of December 31, 2020, our current assets were $21,220 and our current liabilities were $2,114,854. As of December 31, 2020, current liabilities were comprised of: (i) $110,664 in accounts payable and accrued expenses; (ii) $732,119 in accrued and deferred compensation; (iii) $134,237 in accrued and withheld payroll taxes payable; (iv) $23,018 in accrued interest payable; (v) $-0- in accrued royalties payable; (vi) $263,512 in loans from stockholders; (vii) $215,270 in notes payable; (viii) deferred revenue of $0 and (ix) derivative liability of $636,014;.

The increase in total assets during fiscal year ended December 31, 2020 from fiscal year ended December 31, 2018 was primarily due to an investment in a related party.

As of December 31, 2020, our total liabilities were $2,114,854 and was comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2019 from fiscal year ended December 31, 2020 was primarily due to the increase in convertible loans and accrued derivative liability.

Stockholders’ deficit increased to ($1,573,858) for fiscal year ended December 31, 2019 from ($2,074,.526) for fiscal year ended December 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2020, net cash flows used in investing activities was $0 compared to $0 for fiscal year ended December 31, 2019.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2019, net cash flows provided from financing activities was $210,427 compared to $120,802 for fiscal year ended December 31, 2020, which primarily consisted of proceeds from convertible notes.

PLAN OF OPERATION AND FUNDING

We have incurred losses from operations for the past three fiscal years and had a net operating loss of ($405,027) at fiscal year ended December 31, 2020. Our revenues from product sales have ceased and are not sufficient to cover all of our operating expenses. Our auditors have expressed substantial doubt that we can continue as a going concern. We are continuing to push acquiring other income streams.

Management intends to finance our 2020 operations primarily with loans and any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will continue to be non-existent in the short term but will increase in the long term as additional products are brought on-line moving forward. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $600,000 in equity financing during the next 12 months to satisfy our cash requirements of approximately $50,000 per month for operations and to facilitate our new business plans both in these bio-resource markets and the development of an advanced Detection Portal.

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

Going Concern

The market price of our common stock has fallen below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2020. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2022 and beyond., then we may be required to further reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

We shared an office at 7833 Walker Dr., Greenbelt, Maryland 20770, during 2020 & 2021.We rented on a quarter to quarter basis.

Our total current liabilities increased from ($1,594,693) in fiscal year ended December 31, 2019 compared to ($2,114,854) at fiscal year ended December 31, 2020. As of December 31, 2020, our short and long term notes payable consist of the following:

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

DECEMBER 31, 2020 AND 2019

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of view Systems, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of View Systems, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

View Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31 , 2020 and 2019

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,220	$835
Investment in related party	20,000	20,000
Total current assets	21,220	20,835
Other Assets
Intangible asset - net	19,108	-

Total assets	$40,328	$20,835

LIABILITES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable & accrued expenses	$110,684	$161,715
Accrued and withheld payroll taxes payable	134,237	134,237
Accrued compensation	732,119	492,115
Accrued interest payable	23,018	13,841
Loan from stockholders	263,512	266,512
Notes payable	215,270	142,421
Derivative liability	636,014	383,852
Total current liabilities	2,114,854	1,594,693

Stockholders’s Deficit
Convertable prefered stock, authorized 10,000,000 shares,$0.001 par value, issued and outstanding 5,589,647	5,590	5,590
Common stock , authorized 5,000,000,000 shares,$0.001 par value, shares issued and outstanding of 3,925,641,882 and 560,915,727, respectively	3,925,641	560,915
Common stock issuable	42,500	20,500
Additional paid -in- capital	25,095,422	27,870,014
(Deficit)	(31,143,679)	(30,030,877)
Total stockholders’ deficit	(2,074,526)	(1,573,858)
Total liabilities and stockholders’ deficit	$40,328	$20,835

See notes to the Consolidated Financal Statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 31,
	2020	2019
Revenues:
Royality Income	$2,904	$-
Extended warranties	-	1,400

Total revenue	2,904	1,400

Operating expenses:
General and administrative	119,032	86,721
Depreciation and amortization	4,607	-
Professional fees	44,292	62,159
Salaries and benefits	240,000	566,299
Total operating expenses	407,931	715,179

Loss from operations	(405,027)	(713,779)

Other income (expense):
Derivative expense	(474,846)	(383,010)
Interest expense	(232,929)	(142,187)
Total other (expense)	(707,775)	(525,197)

Net (loss)	$(1,112,802.20)	$(1,238,976.00)

Net (loss) per share (basic and diluted)	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	1,693,086,344	390,579,210

See notes to the Consolidated Financal Statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ (Deficit)

						Additional
	Preferred		Common		Stock	Paid-in
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total

Balance, December 31, 2018	5,589,647	$5,590	329,705,526	$329,705	$16,000	27,486,721	(28,791,901)	(953,885)

Conversion of convertible debt	-	-	231,210,201	231,210	-	177,293	-	408,503

Beneficial conversion features	-	-	-	-	-	206,000	-	206,000

Shares subscribed in private
placement	-	-	-	-	4,500	-	-	4,500

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	(1,238,976)	(1,238,976)

Balance, December 31, 2019	5,589,647	$5,590	560,915,727	$560,915	$20,500	$27,870,014	$(30,030,877)	$(1,573,858)

Conversion of convertible debt	-	-	3,364,726,155	3,364,726	-	(2,932,252)	-	432,474

Beneficial conversion features	-	-	-	-	-	157,660	-	157,660

Shares subscribed in private
placement	-	-	-	-	22,000	-	-	22,000

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(1,112,802)	(1,112,802)

Balance, December 31, 2020	5,589,647	$5,590	3,925,641,882	$3,925,641	$42,500	$25,095,422	$(31,143,679)	(2,074,526)

See notes to the Consolidated Financal Statements

View Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,112,802)	$(1,238,976)

Accretion of debt discount	226,387	113,923
Change in value of derivative liability	474,846	383,010
Depreciation and amortization	4,607	-

Change in operating assets and liabilities:
(Increase) decrease in cash from:
Investment in related parties	-	(20,000)

Increase (decrease) in cash from:
Accounts payable and accrued expenses	37,364	33,472
Deferred compensation	240,004	492,115
Accrued interest payable	9,177	28,264
Deferred revenue	-	(1,400)
Net cash used in operating activities	(120,417)	(209,592)

Cash flows from financing activities:
Bank overdraft	-	(73)
Repayments of stockholders loans	(3,000)	-
Proceeds from stock subscriptions	22,000	4,500
Repayment of notes payable	(55,858)	-
Proceeds from notes payable	157,660	206,000
Net cash provided by financing activities	120,802	210,427

Increase in cash	385	835

Cash at beginning of the year	835	-

Cash at end of the year	1,220	835

See notes to the Consolidated Financal Statements

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

During the second quarter of 2018, the Company established a new business line in the erectile dysfunction medical market by opening one clinic within its’ Medical Therapeutics subsidiary. In the fourth quarter of 2018, the Company sold its Medical Therapeutics division to another company called Ultimate Sports, Inc. (USPS.pk). It is intended for Dr. Massen to spent significant time continuing that business for USPS.

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

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition”)

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” and the related amendments (“Topic 606”) using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topics an adjustment to the opening balancer of equity at January 1, 2018.

Revenue is recognized in accordance with the Accounting Standards Codification (“ASC”) Topic 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

	Year Ended December 31,
	2020	2019
Royalty Income	$2,904
Extended Warranty		$1,400

During 2020, the Company did not sell its’ products or installation and training, but rather only fulfilled extended warranties on its’ existing installed units. .During 2019, sales consisted of the sale of one demonstration unit and the fulfillment of extended warranties. Under the new guidance, there is no change in our revenue recognition for extended warranties as compared to revenue recognition for these transactions under the prior revenue standards. The Company recognizes revenue from extended warranty contracts ratably over the warranty period.

Property and Equipment

Property and equipment is recorded at cost and depreciated over their useful lives, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the results of operations. The useful lives of property and equipment for purposes of computing depreciation are as follows:

Equipment	5-7 years
Software tools	3 years

Repairs and maintenance charges which do not increase the useful lives of assets are charged to operations as incurred. Depreciation expense for the periods ended December 31, 2020 and 2019 $0.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period the rate change becomes effective. A valuation allowance is recorded for the net deferred tax asset when it is more likely than not that such net deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdictions, and in various state jurisdictions. The Company policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Research and Development

Research and development costs are expensed as incurred, as at December 31, 2019 and December 31, 2020 the Company have no Research and development cost.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $992 and $0, respectively.

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

Stock-Based Compensation

The Company accounts for share-based compensation at fair value 9in accordance with FASB ASC Topic 718. Share-based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using Black – Scholes model was used for fair value estimates. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the required vesting period.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period plus dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants in addition to shares that may be issued in the event that convertible debt is exchanged for shares of common stock. The calculation of the net loss per share available to common stockholders does not include potential shares of common stock equivalents, as their impact would be antidilutive. The following reconciles amounts reported in the financial statements:

	(Numerator)	(Denominator)	Amount

Period ended December 31, 2020

Loss from operations which is the amount that is available to common stockholders	$(1,112,802)	1,693,086,344	$(0.00)

Period ended December 31, 2019

Income from operations which is the amount that is available to common stockholders	$(1,238,976)	390,579,210	$(0.00)

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. GOING CONCERN

The Company has incurred and continues to incur, losses from operations. For the years ended December 31, 2020 and 2019, the Company incurred net losses of approximately $1,113,000 and $1,239,000, respectively. The Company also has a working capital deficiency of approximately $ __________ and a deficit of approximately $ 31,144,000 at December 31, 2020. In addition, certain notes payable have come due and the note holders are demanding payment. In addition, as described in Note 4, the Company is currently in default on a $50,000 loan from a stockholder. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is very actively working to cure these situations. It has implemented major plans to for the future growth and development of the Company. Management is in the process of renegotiating more favorable repayment terms on the notes payable and anticipates that these negotiations will result in extended payment terms.

Historically, the Company has financed its operations primarily through private financing. It is management’s intention to finance operations during 2021 primarily through the sold of additional equity to finance additional work needed for compliance and operational needs. In addition, management is actively seeking out mergers and acquisitions which would be beneficial to the future growth of the Company. There can be no assurance, however, that additional financing will be available or that any potential mergers or acquisitions would be successful and the Company may be required to further reduce expenses and scale back operations.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty of the Company’s ability to continue as a going concern.

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of- use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations as the Company did not have any leases as the Company uses shared office.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

4. NOTES PAYABLE

Notes payable as of December 31, 2020 and 2019 consists of the following:

	2020	2019

Loan payable with interest at 5% per month dated September 18, 2009. The loan is secured by the Company’s accounts receivable. The note was payable in full on December 17, 2009 and is currently in default.	$50,000	$50,000

Convertible promissory note with interest as 12% per year dated January 24, 2018, convertible into the Company’s common stock at a 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 24, 2018 and is currently in default	-	16,831

Convertible promissory note with interest as 12% per year dated July 2, 2018, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due July 2, 2019 and is currently in default	9,110	40,000

Convertible promissory note with interest as 12% per year dated August 19, 2019, convertible into the Company’s common stock at a 58% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due August 19, 2020	-	38,000

Convertible promissory note with interest as 12% per year dated October 8, 2019, convertible into the Company’s common stock at a 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 20, 2020.	-	50,000

Convertible promissory note with interest as 12% per year dated October 22, 2019, convertible into the Company’s common stock 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note was due October 22, 2020	-	53,000

Convertible promissory note with interest as 12% per year dated January 08, 2020, convertible into the Company’s common stock at a 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due January 08, 2021	112,750	-

Convertible promissory note with interest as 12% per year dated November 12,2020 convertible into the Company’s common stock at a 50% discount to the lowest trading price during 25 trading days immediately preceding conversion. The note is due November 12,2021	50,000	-

Convertible promissory note with interest as 12% per year dated June 05, 2020 convertible into the Company’s common stock at a 50% discount to the lowest trading price during 10 trading days immediately preceding conversion. The note is due June 05,2021	15,000
	236,860
Discount on convertible notes	(21,590)
	215,270

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

5. INCOME TAXES

The Company uses the Liability method in the computation of the income tax expense and the Current and Deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019
Current taxes (benefit)
Federal	$233,700	$259,200
State	89,000	98,700
Total taxes (benefit)	$(322,700)	$(357,900)

	Year Ended December 31,
	2020	2019
Loss before income taxes	$(1,112,802)	$(1,234,476)

The U.S. Federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2020	2019
U.S. Federal Statutory Rate	21%	21%
State income taxes	8%	8%

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

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal years ended

December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Federal Statutory Rate	$(234,000)	$(260,000)
Valuation Allowance	234,000	260,000
	-	-

For the year ended December 31, 2020 and December 31, 2019, the expected tax benefit is calculated at statutory rate of 21%.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Deferred Tax Asset:
Net Operating Loss Carry Forwards	$8,534,000	$8,300,000
Total Deferred Tax Assets	8,534,000	8,300,000

Deferred Tax Liabilities:
Depreciation	-	-
Deferred Revenue	-	-
Total Deferred Tax Liabilities	-	-

Net Deferred Tax Assets:	8,534,000	8,300,000
Less Valuation Allowance	(8,534,000)	(8,300,000)
Net Deferred Tax Assets (Liabilities)	$-	$-

Due to continuous losses from operations the Company has assigned a full valuation allowance against its deferred tax assets.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

6. CONVERTIBLE PREFERRED STOCK

At December 31, 2020 and 2019, the Company has 5,589,647 shares of Series a Preferred Stock outstanding. Each share of Series A Preferred Stock has a liquidation preference in the event of liquidation of the Company of $0.001 per share before any payment of distribution is made to the holders of common stock. Each Series A Preferred share can be converted into common stock in the ration of 15:1.

7. COMMON STOCK

At December 31, 2020 and 2019, the Company has 3,925,641,882 and 560,915,727 shares of Common Stock outstanding. During the year ended December 31, 2020, 3,364,726,155 shares of common stock were issued for the conversion of $432,474 in convertible debentures and accrued interest. During the year ended December 31, 2019, 232,210,201 shares of common stock were issued for the conversion of $408,503 in convertible debentures and accrued interest.

8. OPERATING LEASE

The Company has terminated all leases for office space as of December 31, 2019. Now the Company handles all its executive functions from a shared space.

9. STOCK BASED COMPENSATION

On April 2, 2010 the Company adopted its 2010 Equity Incentive Plan and reserved 50,000,000 shares of our common stock for issuance. During 2011 14,116,433 shares of common stock were issued under the provisions of the 2010 Equity Incentive Plan for which $92,065 of expenses were recognized.

The 2010 EIP will be terminated in 2020 unless terminated earlier by the Board with the approval of Shareholders.

On June 1, 2010 the Company adopted its 2010 Service Provider Stock Compensation Plan. Reserved for equity issuances under the Service Provider Stock Compensation Plan are 50,000,000 shares of our common stock. During the year ended December 31,2020 and December 31,2019 no stock options granted. No equity issuances were made during the reporting period from the 2010 Service Provider Stock Compensation Plan. The 2010 SCP will be terminated in 2020 unless terminated earlier by the Board with the approval of Shareholders.

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

10. RELATED PARTY TRANSACTIONS

Certain stockholders have made cash advances to the Company to help with short-term working capital needs. These are interest free advances and term and conditions are not settled. The net payments to stockholders with unstructured payment plans amounted to $3,000 and $0 for the periods ended December 31, 2020 and 2019, respectively. The total balance due on unstructured loans from stockholders amounted to $263,512 at December 31, 2020 and $ 266,512 at December 31, 2019, respectively. Loans from stockholders made with repayment terms are described in Note 4 above.

11. ISSUABLE COMMON STOCK

As of December 31, 2019 45,740,000 shares of the authorized shares, amounting to $20,500 had not been issued. During the year ended December 31, 2020, an additional subscription was issued authorizing another 60,000,000 for $10,000. On June 05, 2020, the Company subscribed 10,000,000 shares of common stock and issued options to purchase 25,000,000 shares of the Company’s common stock in order to acquire a domain name and toll free numbers to distribute CBD based products. The Company recorded the acquisition at the fair value of the shares to be issued and options issued of $23,715, amortized in three years.

12. CONTINGENT LIABILITY

Effective January 1, 2015 the Board of Directors authorized a new employment contract with Gunther Than, CEO of View Systems, Inc. The contract provides that in the event of a change in control of the Board of Directors or a buyout or takeover or substantial change of management structure, Mr. Than will receive a minimum of three year’s salary plus 4.8 million shares of unrestricted stock or the equivalent in cash at Mr. Than’s direction. With the change in Management in 2019, $376,800 in additional compensation to Mr. Than was accrued. Mr. Than’s current base salary is $120,000 per annum.

Effective July 1, 2019 the Board of Directors entered into a new employment contract with John Campo to become CEO of View Systems, Inc. Mr. Campo’s current base salary is $120,000 per annum.

13. DERIVATIVE INSTRUMENTS

The Company has convertible notes payable (See note 4) with elements that qualify as a derivative instrument. The notes payable are convertible at the lowest trading price during the previous 10 to 25 days ending on the last trading day prior to the notice of conversion. This variable conversion feature requires bifurcation from the convertible notes and measurement at fair value.

The derivative liability, as it relates to the instrument, is shown in the following table:

Beginning balance, January 1, 2019	$244,004

Change in value of derivative liability	139,848

Fair Value, December 31, 2019	383,852

Change in value of derivative liability	252,162

Fair Value, December 31, 2020	$636,014

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The derivative liability was valued using the Black-Scholes method with the following inputs:

Expected life	9 months
Stock price volatility	199.33%
Annual risk-free interest rate	2.63%
Expected dividends	None

14. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of December 31, 2020 and 2019 as follows:

	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$636,014	$-	$-	$636,014
Total	$636,014	$-	$-	$636,014

	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3

Derivative liability	$383,852	$-	$-	$383,852
Total	$383,852	$-	$-	$383,852

VIEW SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

15. LICENSE AGREEMENT

In August 2018, the Company executed a license agreement with IPVideo Corporation (“IPVideo”) where the Company licensed the View Scan Concealed Weapons Detection System and all related hardware, software, documentation and manufacturing details to IPVideo. IPVideo is required to pay $300 to the Company per View Scan unit sold by IPVideo. The contract is exclusive manufacturing without cancelation clause for the current View Scan model. Units were sold by IPVideo during 2020 amounting to $2,904 and none in 2019 under this license.

16. MEMORANDUM OF UNDERSTANDING WITH SANNABIS

During 2019, the Company entered into a Memorandum of Understanding to acquire Sannabis S.A.S. and New Columbia Resources, Inc. This agreement gives the Company a First Right of Refusal to acquire both companies upon satisfaction of certain conditions. The conditions have not been met to date and the acquisitions have thus not been consummated. During the year ended December 31, 2019, the Company invested $58,660 in developing this agreement, of which $38,660 for operating expenses and $20,000 was to acquire equipment and supplies for use in this venture.

17. SUBSEQUENT EVENTS

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2018 and/or December 31, 2019 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Gunther Than	72	Director and Consultant to the Board	1998
John Campo	51	President and Chairman	2019
Martin Maassen	76	Outside Independent Director	1999

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S- K, during the past five years.

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

ITEM 11. EXECUTIVE COMPENSATION.

Management has been compensated entirely in accrued salary, common stock, and reimbursement of fuel expense during the fiscal years ended December 31, 2018 and 2019. The cash value of Mr. Gunther Than’s compensation was determined in negotiations with directors Drs. Maassen and Bagnoli (former director) and was determined based upon an informal survey of human resource firms as to the compensation awarded to chief executives in companies with similar revenues. Our limited revenues have prevented our Chief Executive Officer, Mr. Than, from receiving payment in cash for compensation for services. Mr. Than received $-0- and $0 in cash for salary for 2019 and 2020, respectively.

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

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gunther Than	2020										120,000
Gunther Than	2019	$-		$-0-	$						$-
(Principal Chief Executive Officer, President and Director)	2018	120,000	(1)	-0-		-0-					120,000

Martin Maassen	2019	0									0
(Director)	2018	0									0

(1)	Of the $120,000 salary, $-0- was paid in cash, therefore, the entire amount accrued.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF SHARES BENEFICIALLY OWNED
Martin Maassen	Common	10,829,624	(1)	.1%
1340 Fawn Ridge Drive
West Lafayette, Indiana 47906
Gunther Than	Common	20,812,200	(2)	.3%
4300 Lighthouse Drive,	Preferred	5,089,647		91.1%
Wind Point, WI 5340

All Directors and officers as a group (3 members)	Common	31,641,824		.4%
	Preferred	5,089,647%		91.1%

(1)	Represents 10,000,249 common shares held by Mr. Maassen and his spouse and 829,375 common shares held by his spouse.

(2)	Represents 20,812,200 common shares held by Mr. Than and 350,625 common shares held by his spouse.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2020	2019
Audit fees	$10,000	$10,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2022.

View Systems, Inc.

By:	/s/ John Campo

